Form 10-K/A
period 2020-12-31
Dragoneer Growth Opportunities Corp.
filed 2021-05-14
CIK 1818201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Dragoneer Growth Opportunities Corp. (the “Company”) is filing this amended Form 10-K/A (“Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021 (the “Original Report”), to restate the Company’s financial statements and related footnote disclosures as of December 31, 2020 and for the period from July 3, 2020 (inception) through December 31, 2020. The correction involves only non-cash adjustments. This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On April 12, 2021, the staff of the Securities and Exchange Commission released a statement on accounting and reporting considerations for warrants issued by special purpose acquisition companies (the “Staff Statement”). The Staff Statement highlighted certain financial reporting considerations for special purpose acquisition corporations (“SPACs”) relating to the accounting for warrants. While the specific terms of warrants issued by SPACs can vary, there are certain features of warrants issued in SPAC transactions that are common across many entities. The Staff Statement highlighted that warrants containing these features, which relate to whether the warrants can be indexed to the price of an entity’s shares or settled with assets other than common shares, should be classified as a liability measured at fair value, with changes in fair value each period reported as non-cash changes to earnings. Such period-to-period changes could be significant. Prior to the issuance of this guidance, SPACs generally carried their outstanding private placement warrants and public warrants containing these provisions as equity on their balance sheets without quarterly adjustments.

In light of the Staff Statement, we undertook a process to re-evaluate the equity classification of (i) our outstanding warrants issued in connection with our initial public offering on August 18, 2020, including the 15,800,000 private placement warrants issued to Dragoneer Growth Opportunities Holdings (our “sponsor”) and the 13,800,000 warrants issued as part of the units sold in our initial public offering, each with an exercise price of $11.50 (the “IPO Warrants”), (ii) the 3,500,000 warrants to be issued pursuant to the terms of our forward purchase agreements entered into on the same date with Dragoneer Funding LLC and Willett Advisors LLC at an exercise price of $11.50 share (the “Forward Purchase Units”) and (iii) the 2,000,000 private placement warrants with an exercise price of $11.50 that may be issued upon conversion of $2,000,000 of working capital loans (the “Working Capital Loan Warrants” and, together with the IPO Warrants and Forward Purchase Units, the “Warrants”). Management and the Audit Committee of the Company’s board of directors (the “Audit Committee”) considered the Forward Purchase Units a firm commitment at the time of the Company’s initial public offering and that the working capital loans could be issued at any time upon demand by our sponsor or one of its affiliates. As a result, management and the Audit Committee determined that the Warrants should have been classified as a liability. Based on Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity, warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations.

As a result, the Company, together with its advisors, undertook a process to value the liability of its Warrants. Based on this valuation, Company management, together with the Audit Committee, determined, on May 11, 2021, that the Company’s (i) financial statements and other financial data as of December 31, 2020 and for the period from July 3, 2020 (date of inception) through December 31, 2020 included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2020 and (ii) the condensed financial statements included in the Company’s Quarterly Report for the three month period ended September 30, 2020 (collectively, the “Affected Periods”) contained an error that was quantitatively material and, as a result, should no longer be relied upon. The Audit Committee, together with management, determined that the financial statements in the Affected Periods should be restated to reflect the Warrants as a liability, with subsequent changes in their estimated fair value recorded as non-cash income or expense in each Affected Period. Consequently, the Company has restated the financial statements for the Affected Periods in this Form 10-K/A. All amounts in this Form 10-K/A affected by the restatement adjustments reflect such amounts as restated. These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The Company has not amended its Current Report on Form 8-K, filed August 24, 2020, or Quarterly Report on Form 10-Q for the Affected Periods. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

The following item has been amended to reflect additional corporate governance disclosure required by the rules of the New York Stock Exchange:

Part III, Item 10. Directors, Executive Officers, and Corporate Governance

In addition, the Company’s Chief Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for our Warrants. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, common stock subject to redemption and related financial disclosures for the Affected Periods. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain internal control over our financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which could delay or disrupt our efforts to consummate an initial business combination. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our ability to consummate an initial business combination.

We can give no assurance as to our ability to timely remediate the material weakness identified, if at all, or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

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

For the period from July 3, 2020 (inception) through December 31, 2020 we incurred approximately $514,000 in the pursuit of our acquisition plans and approximately $528,000 of other operating and formation expenses. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On January 19, 2021, we entered into a convertible promissory note with the sponsor pursuant to which the sponsor agreed to loan us up to an aggregate principal amount of $2,000,000 (the “Convertible Promissory Note”), which amount was drawn in full on the same day. The Convertible Promissory Note is non-interest bearing and due on the date on which we consummate a Business Combination. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. Up to $2,000,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the sponsor. The warrants would be identical to the Private Placement Warrants.

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

Restatement of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of the financial statements filed with our Original Report. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Report. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this 10-K/A and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from July 3, 2020 (inception) through December 31, 2020, we had a net loss of $185,775,870, which consisted of approximately $514,000 of expenses associated with our acquisition plans, compensation expense on Private Placement Warrants of approximately $6,993,000, offering costs allocated to warrant liabilities of approximately $1,151,000, loss on FPA liability of approximately $69,875,000, and approximately $528,000 of other operating and formation expenses and a change in the fair value of the warrant liability of $106,715,000.

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

For the period from July 3, 2020 (inception) through December 31, 2020, net cash used in operating activities was $11,800. The net loss of $185,775,870 was impacted by the payment of formation costs through the issuance of Class B ordinary shares to the sponsor in the amount of $5,000, operating expenses in the amount of $32,075 paid through advances from an affiliate of our sponsor, and non-cash charges for the change in fair value of the warrant liability, loss on FPA liability, compensation expense on Private Placement Warrants and offering costs allocated to warrant liabilities in the amounts of $106,714,978, $69,874,782, $6,992,602, and $1,150,871 respectively. Changes in operating assets and liabilities provided $993,762 of cash from operating activities.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants for periods where no observable traded price was available are valued using a barrier option simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The fair value of Private Warrants was determined using a Black-Scholes option pricing model.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. On March 29, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020. Based upon their evaluation at that earlier time, our Certifying Officers had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, and as a result of the material weakness in our internal control over financial reporting as described below, our Certifying Officers have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and accurately reported within the time periods specified in rules and forms of the SEC.

Our internal control over financial reporting did not result in the proper classification of the Warrants which, due to its impact on our financial statements, we determined to be a material weakness. This error in classification was brought to our attention only when the SEC issued the Staff Statement. The Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in August 2020. We can give no assurance as to our ability to timely remediate the material weakness identified, if at all, or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. However, we expect that if we consummate our initial Business Combination, changes to the individuals who are part of our finance function and our internal controls over financial reporting will be made.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that complies with the NYSE rules, has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website, https://www.dragoneergrowth.com/dgnr/.

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

•

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

Code of Business Conduct and Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics is available on our website. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serves as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is available on our website.

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

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Sarah J. Friar, David D. Ossip, Douglas Merritt, Gokul Rajaram, and Jay Simons are “independent directors” under applicable SEC and NYSE rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Exhibit number	Description of exhibit

2.1	Business Combination Agreement, dated as of February 2, 2021, by and among Dragoneer Growth Opportunities Corp., Chariot Opportunity Merger Sub, Inc. and Cypress Holdings, Inc. (1)

3.1	Amended and Restated Memorandum and Articles of Association (2)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (2)

4.2	Form of Specimen Unit Certificate. (incorporated by reference to Exhibit 4.1 to the amendment to the Company’s Form S-1, filed on August 11, 2020 (File No. 333-240078)).

4.3	Form of Specimen Class A Ordinary Share Certificate. (incorporated by reference to Exhibit 4.2 to the amendment to the Company’s Form S-1, filed on August 11, 2020 (File No. 333-240078)).

4.4	Form of Warrant Certificate. (incorporated by reference to Exhibit 4.2 to the amendment to the Company’s Form S-1, filed on August 11, 2020 (File No. 333-240078)).

4.5	Description of Registrant’s Securities (3).

10.1	Private Placement Warrants Purchase Agreement between the Company and Dragoneer Growth Opportunities Holdings (2)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (2)

10.3	Registration and Shareholder Rights Agreement between the Company and certain security holders (2)

10.4	Letter Agreement between the Company, Dragoneer Growth Opportunities Holdings and each of the officers and directors of the Company (2)

10.5	Forward Purchase Agreement between the Company and Dragoneer Funding LLC (2)

10.6	Form of Indemnity Agreement, dated August 13, 2020, between the Company and each of the officers and directors of the Company (2)

10.7	Sponsor Letter Agreement (1)

10.8	Form of Subscription Agreement (1)

10.9	Form of Transaction Agreement (1)

10.10	Amended and Restated Registration and Shareholder Rights Agreement (1)

10.11	Promissory Note, dated January 19, 2021, issued by Dragoneer Growth Opportunities Corp. to Dragoneer Growth Opportunities Holdings (previously filed as an exhibit to our Current Report on Form 8-K filed on January 22, 2021 and incorporated by reference herein).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 3, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 19, 2020 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 29, 2021 and incorporated by reference herein.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of May, 2021.

DRAGONEER GROWTH OPPORTUNITIES CORP.

By:	/s/ Marc Stad
Name: Marc Stad
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marc Stad	Chief Executive Officer and Chairman	May 13, 2021
Marc Stad
/s/ Pat Robertson	President, Chief Operating Officer and Director	May 13, 2021
Pat Robertson
/s/ Sarah J. Friar	Director	May 13, 2021
Sarah J. Friar
/s/ Douglas Merritt	Director	May 13, 2021
Douglas Merritt
/s/ David D. Ossip	Director	May 13, 2021
David D. Ossip
/s/ Gokul Rajaram	Director	May 13, 2021
Gokul Rajaram
/s/ Jay Simons	Director	May 13, 2021
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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants and warrant-related instruments should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants and warrant related-instruments.

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

New York, New York

May 13, 2021

DRAGONEER GROWTH OPPORTUNITIES CORP.

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

ASSETS
Current assets
Cash	$605,009
Prepaid expenses	321,174

Total Current Assets	926,183
Cash held in Trust Account	690,000,000

TOTAL ASSETS	$690,926,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$900,390
Advance from related party	17,703

Total Current Liabilities	918,093
FPA liability	69,874,782
Warrant liability	149,920,186
Deferred underwriting fee payable	24,150,000

Total Liabilities	244,863,061

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 44,106,311 shares at $10.00 per share redemption value	441,063,112
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 24,893,689 shares issued and outstanding (excluding 44,106,311 shares subject to possible redemption)	2,489
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 17,250,000 shares issued and outstanding	1,725
Additional paid-in capital	190,771,666
Accumulated deficit	(185,775,870)

Total Shareholders’ Equity	5,000,010

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$690,926,183

The accompanying notes are an integral part of these financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 3, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Formation and operating costs	$1,042,637

Loss from Operations	(1,042,637)

Other Income (expense):
Change in fair value of warrant liability	(106,714,978)
Change in fair value of FPA	(69,874,782)
Compensation expense resulting from issuance of private placement warrants	(6,992,602)
Offering costs allocated to warrant liabilities	(1,150,871)

Total Other Income (expense)	$(185,775,870)

Weighted average shares outstanding of Class A redeemable ordinary shares	69,000,000

Basic and diluted net income per share, Class A	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	16,748,571

Basic and diluted net loss per share, Class B	$(11.09)

The accompanying notes are an integral part of these financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 3, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — July 3, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	17,250,000	1,725	23,275	—	25,000
Sale of 69,000,000 Units, net of underwriting discounts and offering costs and Public Warrant fair value	69,000,000	6,900	—	—	631,807,092	—	631,813,992
Class A ordinary shares subject to possible redemption	(44,106,311)	(4,411)	—	—	(441,058,701)	—	(441,063,112)
Net loss	—	—	—	—	—	(185,775,870)	(185,775,870)

Balance — December 31, 2020	24,893,689	$2,489	17,250,000	$1,725	$190,771,666	$(185,775,870)	$5,000,010

The accompanying notes are an integral part of these financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 3, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(185,775,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	106,714,978
Loss on FPA liability	69,874,782
Compensation expense on Private Placement warrants	6,992,602
Offering costs allocated to warrant liabilities	1,150,871
Formation cost paid by Sponsor in exchange for issuance of founder shares	5,000
Operating expenses paid through advance from related party	32,075
Changes in operating assets and liabilities:
Prepaid expenses	92,814
Accrued expenses	900,948

Net cash used in operating activities	(11,800)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(690,000,000)

Net cash used in investing activities	(690,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	676,200,000
Proceeds from sale of Private Placement Warrants	15,800,000
Repayment of advances from related party	(1,383,191)

Net cash provided by financing activities	690,616,809

Net Change in Cash	605,009
Cash – Beginning	—

Cash – Ending	$605,009

Non-Cash Investing and Financing Activities:
Offering costs paid directly by Sponsor from proceeds of issuance of Class B ordinary shares	$20,000

Accrued expenses paid through advances from related party	$558

Payment of offering costs through advances from related party	$954,273

Payment of prepaid expenses through advances from related party	$413,988

Initial classification of Class A ordinary shares subject to possible redemption	$618,455,829

Change in value of Class A ordinary shares subject to possible redemption	$(177,392,717)

Deferred underwriting fee payable	$24,150,000

Initial classification of warrant liability:	$43,205,208
Initial classification of FPA liability:	$234,683

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 3, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Chariot Opportunity Merger Sub, Inc., a Delaware corporation (“Chariot Merger Sub”), and Cypress Holdings, Inc., a Delaware corporation (“CCC”) (see Note 11).

The registration statement for the Company’s Initial Public Offering was declared effective on August 13, 2020. On August 18, 2020, the Company consummated the Initial Public Offering of 69,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 9,000,000 Units, at $10.00 per Unit, generating gross proceeds of $690,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 15,800,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, Dragoneer Growth Opportunities Holdings (the “Sponsor”), generating gross proceeds of $15,800,000, which is described in Note 5.

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

DRAGONEER GROWTH OPPORTUNITIES CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period or any Extension Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period or any Extension Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period or any Extension Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants and forward purchase units, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In Addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”). The provisions noted in the SEC Statement impact the Company’s Public Warrants and the Private Placement Warrants.

In further consideration of the SEC Statement, the Company’s management evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants (including on August 18, 2020, September 30, 2020, and December 31, 2020) and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, cash flows or cash.

DRAGONEER GROWTH OPPORTUNITIES CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As Previously Reported	Adjustments	As Restated
Balance sheet as of August 18, 2020 (audited)
Total Liabilities	$25,131,073	$43,439,891	$68,570,964
Class A Ordinary Shares Subject to Redemption	661,895,720	(43,439,891)	618,455,829
Class A Ordinary Shares	281	434	715
Additional Paid in Capital	5,003,001	8,377,722	13,380,723
Accumulated Deficit	(5,000)	(8,378,156)	(8,383,156)
Number of Class A ordinary shares subject to redemption	66,189,572	(4,343,989)	61,845,583

Balance sheet as of September 30, 2020 (unaudited)
Total Liabilities	$25,274,901	$116,489,061	$141,763,962
Class A Ordinary Shares Subject to Redemption	661,858,040	(116,489,061)	545,368,979
Class A Ordinary Shares	281	1,165	1,446
Additional Paid-in Capital	5,040,681	81,426,161	86,466,842
Accumulated Deficit	(42,685)	(81,427,326)	(81,470,011)
Number of Class A ordinary shares subject to redemption	66,185,804	(11,648,906)	54,536,898

Balance sheet as of December 31, 2020 (audited)
Total Liabilities	$25,068,093	$219,794,968	$244,863,061
Class A Ordinary Shares Subject to Redemption	660,858,080	(219,794,968)	441,063,112
Class A Ordinary Shares	291	2,198	2,489
Additional Paid-in Capital	6,040,631	184,731,035	190,771,666
Accumulated Deficit	(1,042,637)	(184,733,233)	(185,775,870)
Number of Class A ordinary shares subject to redemption	66,085,808	(21,979,497)	44,106,311

Statement of operations for the period from July 3, 2020 (inception) to September 30, 2020 (unaudited)
Net loss	$(42,685)	$(81,427,326)	$(81,470,011)
Weighted average shares outstanding – Class A redeemable shares	69,000,000	—	69,000,000
Basic and Diluted EPS – Class A	0.00	0.00	0.00
Weighted average shares outstanding – Class B	17,250,000	—	17,250,000
Basic and Diluted EPS – Class B	0.00	(4.72)	(4.72)
Statement of operations for the period from July 3, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(1,042,637)	$(184,733,233)	$(185,775,870)
Weighted average shares outstanding – Class A redeemable shares	69,000,000	—	69,000,000
Basic and Diluted EPS – Class A	0.00	0.00	0.00
Weighted average shares outstanding – Class B	17,250,000	—	16,748,571
Basic and Diluted EPS – Class B	(0.06)	(11.03)	(11.09)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $37,773,402 were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs allocated to the warrant liabilities amounted to $1,150,871, are expensed and included in other expenses in the statement of operations.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants for periods where no observable traded price was available are valued using a barrier option simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The fair value of Private Warrants was determined using a Black-Scholes option pricing model.

DRAGONEER GROWTH OPPORTUNITIES CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement’s recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period from July 3, 2020 (inception) Through December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$—

Net Earnings	$—

Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	69,000,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(185,775,870)
Redeemable Net Earnings	$—

Non-Redeemable Net Loss	$(185,775,870)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	16,748,571
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(11.09)

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 69,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 9,000,000 Units, at purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 9).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 15,800,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $15,800,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period or any Extension Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6 — RELATED PARTY TRANSACTIONS

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

Advances from Related Party

An affiliate of the Sponsor advanced the Company an aggregate of $1,400,894 to cover expenses related to the Initial Public Offering and for working capital purposes. The advances are non-interest bearing and due on demand. Advances in the aggregate amount of $1,383,191 were repaid during the period ended December 31, 2020. As of December 31, 2020, advances in the aggregate amount of $17,703 are outstanding.

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

On January 19, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $2,000,000 (the “Convertible Promissory Note”) (see Note 11).

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 24,893,689 Class A ordinary shares issued and outstanding, excluding 44,106,311 Class A ordinary shares subject to possible redemption.

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

NOTE 9 – WARRANT LIABILITY

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

NOTE 10 — FAIR VALUE MEASUREMENTS

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

At December 31, 2020, assets held in the Trust Account were comprised of $690,000,000 in cash. During the period ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	December 31, 2020
Liabilities:
Warrant Liability – Public Warrants	1	$59,064,000
Warrant Liability – Private Placement Warrants	3	$90,856,186
FPA Liability	3	$69,874,782

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. The Public Warrants for periods where no observable traded price was available are valued using a barrier option simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of July 3, 2020 (inception)	$—	$—	$—
Initial measurement on August 18, 2020	22,792,602	20,412,606	43,205,208
Change in valuation inputs or other assumptions	68,063,584	38,651,394	106,714,978

Fair value as of December 31, 2020	$90,856,186	$59,064,000	$149,920,186

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

FPA Liability

The liability for the FPAs were valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $175 million pursuant to the FPAs is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the FPAs. The fair value of the common stock and warrants to be issued under the FPAs are based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $175 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPAs is the probability of consummation of the Business Combination. As of December 31, 2020, the probability assigned to the consummation of the Business Combination was 95% which was determined based on an observed success rates of business combinations for special purpose acquisition companies.

The following table presents a summary of the changes in the fair value of the FPA liability, a Level 3 liability, measured on a recurring basis.

FPA Liability
Fair value, July 3, 2020	$—
Loss on change in fair value (1)	69,874,782

Fair value, December 31, 2020	$69,874,782

(1)	Represents the non-cash loss on change in valuation of the FPA liability and is included in loss on change in fair value of FPA liability on the statement of operations.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as describe below, except as described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

On January 19, 2021, the Company entered into a Convertible Promissory Note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $2,000,000, which amount was drawn in full on the same day. The Convertible Promissory Note is non-interest bearing and due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. Up to $2,000,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants.

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