Form 10-Q
period 2021-03-31
Dragoneer Growth Opportunities Corp.
filed 2021-05-25
CIK 1818201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of May 25, 2021, there were 69,000,000 Class A ordinary shares, $0.0001 par value and 17,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DRAGONEER GROWTH OPPORTUNITIES CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

DRAGONEER GROWTH OPPORTUNITIES CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,516,519	$605,009
Prepaid expenses	329,123	321,174

Total Current Assets	1,845,642	926,183
Cash held in Trust Account	690,006,239	690,000,000

Total Assets	$691,851,881	$690,926,183

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,238,716	$900,390
Convertible note – related party, net of debt discount	1,000,000	—
Advances from related party	1,755	17,703

Total Current Liabilities	5,240,471	918,093
FPA liability	7,017,436	69,874,782
Conversion option liability	1,237,561	—
Warrant liabilities	47,518,731	149,920,186
Deferred underwriting fee payable	24,150,000	24,150,000

Total Liabilities	85,164,199	244,863,061

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 69,000,000 and 44,106,311 shares at March 31, 2021 and December 31, 2020 at $10.00 per share, respectively	690,000,000	441,063,112

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 and 24,893,689 shares issued and outstanding (excluding 69,000,000 and 44,106,311 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	—	2,489
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 17,250,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	1,725	1,725
Additional paid-in capital	—	190,771,666
Accumulated deficit	(83,314,043)	(185,775,870)

Total Shareholders’ (Deficit) Equity	(83,312,318)	5,000,010

Total Liabilities and Shareholders’ (Deficit) Equity	$691,851,881	$690,926,183

The accompanying notes are an integral part of these unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

General and administrative expenses	$4,402,919

Loss from operations	(4,402,919)

Other income:
Interest earned on marketable securities held in Trust Account	6,239
Change in fair value of FPA liability	62,857,346
Change in fair value of conversion option	762,439
Change in fair value of warrant liabilities	102,401,455
Interest expense - amortization of debt discount	(1,000,000)

Other income, net	165,027,479

Net income	$160,624,560

Weighted average shares outstanding of Class A ordinary redeemable shares	69,000,000

Basic and diluted income per share, Class A ordinary redeemable shares	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	17,250,000

Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$9.31

The accompanying notes are an integral part of these unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	24,893,689	$2,489	17,250,000	$1,725	$190,771,666	$(185,775,870)	$5,000,010
Change in value of Class A Ordinary shares subject to possible redemption	(24,893,689)	(2,489)	—	—	(190,771,666)	(58,162,733)	(248,936,888)
Net income	—	—	—	—	—	160,624,560	160,624,560

Balance – March 31, 2021	—	$—	17,250,000	$1,725	$—	$(83,314,043)	$(83,312,318)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$160,624,560
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(102,401,455)
Change in fair value of FPA liability	(62,857,346)
Change in fair value of conversion option	(762,439)
Amortization of debt discount	1,000,000
Interest earned on marketable securities held in Trust Account	(6,239)
Changes in operating assets and liabilities:
Prepaid expenses	(7,949)
Accounts payable and accrued expenses	3,338,326

Net cash used in operating activities	(1,072,542)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	2,000,000
Advances from related party	1,755
Repayment of advances from related party	(17,703)

Net cash provided by financing activities	1,984,052

Net Change in Cash	911,510
Cash – Beginning	605,009

Cash – Ending	$1,516,519

Non-Cash Investing and Financing Activities:
Initial classification of conversion option	$2,000,000

Change in value of Class A ordinary shares subject to redemption	$248,936,888

The accompanying notes are an integral part of these unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 3, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Chariot Opportunity Merger Sub, Inc., a Delaware corporation (“Chariot Merger Sub”), and Cypress Holdings, Inc., a Delaware corporation (“CCC”) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2021

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

MARCH 31, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s amended Annual Report on Form 10-K/A for the period ended December 31, 2020 filed with the SEC on May 13, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2020 or for any future periods.

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

DRAGONEER GROWTH OPPORTUNITIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Cash and Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were held in mutual funds and cash, respectively.

Class A Ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $37,773,402 were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs allocated to the warrant liabilities amounted to $1,150,871, were expensed as of the date of the Initial Public Offering.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants for periods where no observable traded price was available are valued using a barrier option simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The fair value of the Private Warrants was determined using a Black-Scholes option pricing model.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income Per Ordinary Share

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

Three Months Ended March 31,
2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest income earned on marketable securities held in Trust Account	$6,239
Net Earnings	$6,239
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	69,000,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$160,624,560
Less: Redeemable Net Earnings	(6,239)

Non-Redeemable Net Income	$160,618,321
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	17,250,000
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$9.31

Note: As of March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the shareholders.

DRAGONEER GROWTH OPPORTUNITIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

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

Advances from Related Party

An affiliate of the Sponsor advanced the Company an aggregate of $1,400,894 to cover expenses related to the Initial Public Offering and for working capital purposes. The advances are non-interest bearing and due on demand. Advances in the aggregate amount of $17,703 were repaid during the three months ended March 31, 2021 and $1,383,191 were repaid during the year ended December 31, 2020. As of March 31, 2021, advances in the aggregate amount of $1,755 are outstanding.

DRAGONEER GROWTH OPPORTUNITIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Promissory Note – Related Party

On July 10, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 and (ii) the completion of the Initial Public Offering. There were no outstanding borrowings under the Promissory Note as of March 31, 2021 and December 31, 2020.

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

On January 19, 2021, the Company entered into a Convertible Promissory Note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $2,000,000. The Convertible Promissory Note is non-interest bearing and due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. Up to $2,000,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, the outstanding balance under the Convertible Promissory Note amounted to $2,000,000.

The Company assessed the provisions of the Convertible Promissory Note under ASC 815-15. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to debt discount. The conversion option was valued using a Black-Scholes Option Pricing Model, which is considered to be Level 3 fair value measurement (see Note 9).

The debt discount is being amortized to interest expense as a non-cash charge over the term of the Convertible Promissory Note, which is assumed to be June 2022, the Company’s expected Business Combination date. The Company initially recorded a debt discount, which is presented net of the Convertible Promissory Note on the accompanying condensed balance sheet, of $2,000,000. During the three months ended March 31, 2021, the Company recorded $1,000,000 of interest expense related to the amortization of the debt discount.

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

Business Combination Agreement

On February 2, 2021, the Company entered into a business combination agreement (the “Business Combination Agreement”), by and among the Company, Chariot Merger Sub and CCC. The Domestication, the Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”.

The Business Combination Agreement provides for, among other things, the following transactions on the closing date: (i) the Company will become a Delaware corporation (the “Domestication”) and, in connection with the Domestication, (A) the Company’s name will be changed as determined by CCC in its sole discretion, (B) each outstanding Class A ordinary share of the Company and each outstanding Class B ordinary share of the Company will become one share of common stock of the Company (the “Dragoneer Common Stock”), and (C) each outstanding whole warrant of the Company will become one warrant to purchase one share of Dragoneer Common Stock; and (ii) following the Domestication, Chariot Merger Sub will merge with and into CCC, with CCC as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of the Company (the “Merger”).

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

Note 7 — Shareholders’ Equity

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31 ,2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 8,931,232 and 24,898,689 Class A ordinary shares issued and outstanding, excluding 60,068,768 and 44,106,311 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 17,250,000 Class B ordinary shares issued and outstanding.

DRAGONEER GROWTH OPPORTUNITIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Note 8 — Warrant Liability

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

MARCH 31, 2021

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

Note 9 — Fair Value Measurements

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. At March 31, 2021 and December 31, 2020, the Company had no held-to-maturity securities.

At December 31, 2020, assets held in the Trust Account were comprised of $690,000,000 in cash. At March 31, 2021, assets held in the Trust Account were comprised of $690,006,239 in money market funds. During the period ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	March 31, 2021	December 31, 2020
Assets – Assets Held in Trust Account	1	$690,006,239	$—
Liabilities:
Warrant Liability – Public Warrants	1	$21,942,000	$59,064,000
Warrant Liability – Private Placement Warrants	3	$25,576,731	$90,856,186
Warrant Liability – Conversion option	3	$1,237,561	$—
FPA Liability	3	$7,017,436	$69,874,782

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the statement of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. The Public Warrants for periods where no observable traded price was available are valued using a barrier option simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$90,856,186
Change in fair value	(65,279,455)

Fair value as of March 31, 2021	$25,576,731

Conversion Option Liability

The liability for the conversion option was valued using a Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black Scholes model’s primary unobservable input utilized in determining the fair value of the conversion option is the expected volatility of the common stock. The expected volatility was implied from the Company’s own Public Warrant pricing.

The following table presents the changes in the fair value of the conversion option liability:

Conversion Option Liability
Fair value as of January 1, 2021	$—
Initial classification of conversion option liability	8,480,557
Change in fair value	(7,242,996)

Fair value as of March 31, 2021	$1,237,561

FPA Liability

The liability for the FPAs were valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $175 million pursuant to the FPAs is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the FPAs. The fair value of the common stock and warrants to be issued under the FPAs are based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $175 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary non-observable input utilized in determining the fair value of the FPAs is the probability of consummation of the Business Combination. As of March 31, 2021, the probability assigned to the consummation of the Business Combination was 95% which was determined based on an observed success rates of business combinations for special purpose acquisition companies.

The following table presents a summary of the changes in the fair value of the FPA liability, a Level 3 liability, measured on a recurring basis:

FPA Liability
Fair value as of January 1, 2021	$69,874,782
Change in fair value	(62,857,346)

Fair value as of March 31, 2021	$7,017,436

There were no transfers between levels for the three months ended March 31, 2021.

Note 10 — Subsequent Events

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

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

(i)

the Domestication will occur, and, in connection with the Domestication, (A) the Company’s name will be changed as determined by CCC in its sole discretion, (B) each outstanding Class A ordinary share of Dragoneer and each outstanding Class B ordinary share of the Company will become one share of Dragoneer Common Stock, and (C) each outstanding whole warrant of Dragoneer will become one warrant to purchase one share of Dragoneer Common Stock; and

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

Under the Business Combination Agreement, the obligations of the parties to consummate the transactions contemplated thereby are subject to a number of closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the approval of the Company’s shareholders, (iii) the approval of CCC’s shareholders, (iv) the Company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) remaining after the closing of the Proposed Business Combination and (v) the aggregate cash proceeds from the Company’s trust account equaling no less than $207,000,000 (after deducting any amounts paid to the Company’s shareholders that exercise their redemption rights in connection with the Proposed Business Combination and net of the Company’s unpaid transaction expenses and the Company’s unpaid liabilities).

In addition, the obligation of CCC to consummate the Proposed Business Combination is subject to the fulfillment of other closing conditions, including, but not limited to, (i) the approval by the NYSE of the Company’s initial listing application in connection with the Proposed Business Combination, (ii) the aggregate cash proceeds from the Company’s forward purchase agreements equaling no less than $175,000,000, at least $150,000,000 of which shall be provided by the sponsor, (iii) the consummation of the Domestication and (iv) the Company having made all necessary arrangements to cause the trustee to release the funds from the Company’s trust account available to the Company.

The Business Combination Agreement may be terminated at any time prior to the closing of the Proposed Business Combination by mutual written consent of the Company and CCC and, among other things, if the Proposed Business Combination is not consummated by August 2, 2021. As such, the closing of the Proposed Business Combination cannot be assured.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of CCC. We do not expect to generate any operating revenues until after the completion of our Business Combination. We may generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had a net income of $160,624,560, which consisted of the change in the value of our warrant, conversion option liability and FPA liabilities of $166,021,240 and interest earned on the marketable securities of $6,239, offset by operating costs of $4,402,919 and a non-cash interest expense attributable to the amortization of debt discount of $1,000,000.

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

For the three months ended March 31, 2021, cash used in operating activities was $1,072,542. Net income of $160,624,560 was offset by a non-cash charge for the change in the fair value of warrant, conversion option liability and FPA liabilities of $166,021,240 and interest earned on marketable securities held in the Trust Account of $6,239. and non-cash interest expense attributable to the amortization of debt discount of $1,000,000. Changes in operating assets and liabilities provided $3,330,377 of cash from operating activities.

As of March 31, 2021, we had cash held in the Trust Account of $690,006,239. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) and the proceeds from the sale of the forward purchase units to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $1,516,519 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then revalued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to inaccurate accounting for warrants issued in connection with our initial public offering and private placement.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our amended Annual Report on Form 10-K/A filed with the SEC on May 13, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our amended Annual Report on Form 10-K/A filed with the SEC on May 13, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

DRAGONEER GROWTH OPPORTUNITIES CORP.

Date: May 25, 2021		/s/ Marc Stad
	Name:	Marc Stad
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 25, 2021		/s/ Pat Robertson
	Name:	Pat Robertson
	Title:	Chief Operating Officer
(Principal Financial and Principal Accounting Officer)