Form 10-Q
period 2021-06-30
Dragoneer Growth Opportunities Corp.
filed 2021-07-29
CIK 1818201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of July 23, 2021, there were 69,000,000 Class A ordinary shares, $0.0001 par value and 17,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DRAGONEER GROWTH OPPORTUNITIES CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

DRAGONEER GROWTH OPPORTUNITIES CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,441,976	$605,009
Prepaid expenses	253,060	321,174

Total Current Assets	1,695,036	926,183
Investments held in Trust Account	690,021,942	690,000,000

Total Assets	$691,716,978	$690,926,183

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,086,224	$900,390
Convertible note – related party, net of debt discount	2,000,000	—
Advances from related party	2,330	17,703

Total Current Liabilities	7,088,554	918,093
FPA liability	6,830,624	69,874,782
Conversion option on working capital loan liability	2,365,417	—
Warrant liabilities	62,224,796	149,920,186
Deferred underwriting fee payable	24,150,000	24,150,000

Total Liabilities	102,659,391	244,863,061

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 69,000,000 and 44,106,311 shares as of June 30, 2021 and December 31, 2020 at $10.00 per share, respectively	690,000,000	441,063,112
Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 and 24,893,689 shares issued and outstanding (excluding 69,000,000 and 44,106,311 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	—	2,489
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 17,250,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,725	1,725
Additional paid-in capital	—	190,771,666
Accumulated deficit	(100,944,138)	(185,775,870)

Total Shareholders’ (Deficit) Equity	(100,942,413)	5,000,010

Total Liabilities and Shareholders’ (Deficit) Equity	$691,716,978	$690,926,183

The accompanying notes are an integral part of these unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
General and administrative expenses	$998,689	$5,401,608

Loss from operations	(998,689)	(5,401,608)
Other income (expense):
Interest earned on marketable securities held in Trust Account	15,703	21,942
Change in fair value of FPA liability	186,812	63,044,158
Change in fair value of conversion option on working capital loan	(1,127,856)	(365,417)
Change in fair value of warrant liabilities	(14,706,065)	87,695,390
Interest expense - amortization of debt discount	(1,000,000)	(2,000,000)

Other income (expense), net	(16,631,406)	148,396,073
Net (loss) income	$(17,630,095)	$142,994,465

Weighted average shares outstanding of Class A ordinary redeemable shares	69,000,000	69,000,000

Basic and diluted income per share, Class A ordinary redeemable shares	$—	$—

Weighted average shares outstanding of Class B non-redeemable ordinary shares	17,250,000	17,250,000

Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(1.02)	$8.29

The accompanying notes are an integral part of these unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	24,893,689	$2,489	17,250,000	$1,725	$190,771,666	$(185,775,870)	$5,000,010
Change in value of Class A Ordinary shares subject to possible redemption	(24,893,689)	(2,489)	—	—	(190,771,666)	(58,162,733)	(248,936,888)
Net income	—	—	—	—	—	160,624,560	160,624,560

Balance – March 31, 2021	—	—	17,250,000	1,725	—	(83,314,043)	(83,312,318)
Net loss	—	—	—	—	—	(17,630,095)	(17,630,095)

Balance – June 30, 2021	—	$—	17,250,000	$1,725	$—	$(100,944,138)	$(100,942,413)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$142,994,465
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(87,695,390)
Change in fair value of FPA liability	(63,044,158)
Change in fair value of conversion option on working capital loan	365,417
Amortization of debt discount	2,000,000
Interest earned on marketable securities held in Trust Account	(21,942)
Changes in operating assets and liabilities:
Prepaid expenses	68,114
Accounts payable and accrued expenses	4,185,834

Net cash (used in) operating activities	(1,147,660)

Cash Flows from Financing Activities:
Proceeds from convertible note - related party	2,000,000
Advances from related party	4,085
Repayment of advances from related party	(19,458)

Net cash provided by financing activitie s	1,984,627

Net Change in Cash	836,967
Cash – Beginning	605,009

Cash – Ending	$1,441,976

Non-Cash Investing and Financing Activities:
Initial classification of conversion option	$2,000,000

Change in value of Class A ordinary shares subject to redemption	$248,936,888

The accompanying notes are an integral part of these unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 3, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Chariot Opportunity Merger Sub, Inc., a Delaware corporation (“Chariot Merger Sub”), and Cypress Holdings, Inc., a Delaware corporation (“CCC”) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company may generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 15,800,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, Dragoneer Growth Opportunities Holdings (the “Sponsor”), generating gross proceeds of $15,800,000, which is described in Note 4. Private Placement Warrants together with the warrants included in the units sold (the “Public Warrants”) (the “Warrants”).
Transaction costs amounted to $38,924,273, consisting of $13,800,000 of underwriting fees, $24,150,000 of deferred underwriting fee and $974,273 of other offering costs.
Following the closing of the Initial Public Offering on August 18, 2020, an amount of $690,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the net proceeds from the sale of the Private Placement Warrants was placed in a non-interest
bearing trust account (the “Trust Account”) which did not earn interest or was not invested until after January 1, 2021, after which the proceeds have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
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
JUNE 30, 2021
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
JUNE 30, 2021
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
Liquidity and Going Concern Consideration
As of June 30, 2021, the Company had $1,441,976 in its operating bank account, and a working capital deficiency of approximately $5,393,518.
The Company’s liquidity needs up to June 30, 2021 were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, advances from related party of $1,404,979 (see Note 5) and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the advanced from related party leaving a balance of $2,330 as of June 30, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of June 30, 2021, the Company had $2,000,000 outstanding under the Working Capital Loans.
Management has determined that the Company has access to funds from the Sponsors, and the Sponsors have the financial wherewithal to fund the Company, that are sufficient to fund its working capital needs until the consummation of a Business Combination or for a minimum of one year from the date of issuance of the financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination (including the Pending Business Combination).
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s amended Annual Report on Form
10-K/A
for the period ended December 31, 2020 filed with the SEC on May 13, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.
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

DRAGONEER GROWTH OPPORTUNITIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

DRAGONEER GROWTH OPPORTUNITIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Cash and Marketable Securities Held in Trust Account
At June 30, 2021 and December 31, 2020, the assets held in the Trust Account were held in mutual funds and cash, respectively.
Class A Ordinary shares subject to possible redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.
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
Warrant Liability
The Company accounts for the Warrants in accordance with the guidance contained in ASC
815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Public Warrants for periods where no observable traded price was available were valued using a barrier option simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The fair value of the Private Warrants was determined using a Black-Scholes option pricing model.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Net Income (Loss) Per Ordinary Share
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
The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable
ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable
ordinary shares outstanding for the period. Class B
non-redeemable
ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

DRAGONEER GROWTH OPPORTUNITIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June, 30	Six Months Ended June 30,
	2021	2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares Interest Income earned on marketable securities held in Trust Account	$15,703	$21,942
Net Earnings	$15,703	$21,942

Denominator: Weighted Average Redeemable Class A Ordinary Shares Redeemable Class A Ordinary Shares, Basic and Diluted	69,000,000	69,000,000

Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$(17,630,095)	$142,994,465
Redeemable Net Earnings	(15,703)	(21,942)

Non-Redeemable Net Income (Loss)	$(17,645,798)	$142,972,523

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	17,250,000	17,250,000

Earnings (loss)/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(1.02)	$8.29

Note: As of June 30, 2021, basic and diluted shares are the same as there are no non-redeemable
securities that are dilutive to the shareholders.

DRAGONEER GROWTH OPPORTUNITIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

DRAGONEER GROWTH OPPORTUNITIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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
Advances from Related Party
An affiliate of the Sponsor advanced the Company an aggregate of $1,404,979 to cover expenses related to the Initial Public Offering and for working capital purposes. The advances are non-interest
bearing and due on demand. Advances in the aggregate amount of $19,458 were repaid during the six months ended June 30, 2021 and $1,383,191 were repaid during the year ended December 31, 2020. As of June 30, 2021 and December 31, 2020, advances in the aggregate amount of $2,330 and $17,703 are outstanding, respectively.

DRAGONEER GROWTH OPPORTUNITIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Promissory Note – Related Party
On July 10, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) December 31, 2020 and (ii) the completion of the Initial Public Offering. There were no outstanding borrowings under the Promissory Note as of June 30, 2021 and December 31, 2020.
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
On January 19, 2021, the Company entered into a Working Capital Loan with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $2,000,000. The Working Capital Loan is non-interest
bearing and due on the date on which the Company consummates a Business Combination. As of June 30, 2021, the outstanding balance under the Working Capital Loan amounted to $2,000,000.
The Company assessed the provisions of the Working Capital Loan under ASC
815-15.
The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to debt discount. The Conversion Option was valued using a Black-Scholes Option Pricing Model, which is considered to be Level 3 fair value measurement (see Note 9).
The debt discount is being amortized to interest expense as a non-cash
charge over the term of the Working Capital Loan, which is assumed to be June 2022, the Company’s initial expected Business Combination date. The Company initially recorded a debt discount, which is presented net of the Working Capital Loan on the accompanying condensed balance sheet, of $2,000,000. During the three and six months ended June 30, 2021, the Company recorded $1,000,000 and $2,000,000, respectively, of interest expense related to the amortization of the debt discount.
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
Registration and Shareholder Rights
Pursuant to a registration rights agreement entered into on August 13, 2020, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon exercise of the Forward Purchase Agreement and conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Forward Purchase Agreements
On July 24, 2020 and August 12, 2020, the Company entered into two respective forward purchase agreements which provide for the purchase by each of Dragoneer Funding LLC and entities managed by or associated with Willett Advisors LLC of up to a combined aggregate of 17,500,000 units (the “forward purchase units”), with each unit consisting of one Class A ordinary share and one-fifth
of one warrant to purchase one Class A ordinary share for $10.00 per unit, or $175,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of a Business Combination.

DRAGONEER GROWTH OPPORTUNITIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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
Business Combination Agreement
On February 2, 2021, the Company entered into a business combination agreement (the “Business Combination Agreement”) as amended on April 22, 2021 by Amendment No. 1 to the Business Combination Agreement and on July 6, 2021 by Amendment No. 2 to Business Combination Agreement), by and among the Company, Chariot Merger Sub and CCC. The Domestication, the Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”.
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
Note 7 — Shareholders’ Equity
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31 ,2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were zero and 24,893,689 Class A ordinary shares issued and outstanding, excluding 69,000,000 and 44,106,311 Class A ordinary shares subject to possible redemption, respectively.
Class
 B Ordinary Shares
—The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 17,250,000 Class B ordinary shares issued and outstanding.

DRAGONEER GROWTH OPPORTUNITIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $10.00
. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

•	in whole and not in part;

DRAGONEER GROWTH OPPORTUNITIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
At December 31, 2020, assets held in the Trust Account were comprised of $690,000,000 in cash. At June 30, 2021, assets held in the Trust Account were comprised of $690,021,942 in money market funds. During the period ended June 30, 2021 and December 31, 2020, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	June 30, 2021	December 31, 2020
Assets – Assets Held in Trust Account	1	$690,021,942	$—
Liabilities:
Warrant Liability – Public Warrants	1	$27,738,000	$59,064,000
Warrant Liability – Private Placement Warrants	3	$34,486,796	$90,856,186
Warrant Liability – Conversion option on working capital loan	3	$2,365,417	$—
FPA Liability	2	$6,830,624	$69,874,782
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the statement of operations.
The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. The Public Warrants for periods where no observable traded price was available are valued using a barrier option simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$90,856,186
Change in fair value	(56,369,390)

Fair value as of June 30, 2021	$34,486,796

Conversion Option On Working Capital Loan Liability
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
The following table presents the changes in the fair value of the conversion option liability:

Conversion Option Liability
Fair value as of January 1, 2021	$—
Initial classification of conversion option liability	8,480,557
Change in fair value	(6,115,140)

Fair value as of June 30, 2021	$2,365,417

FPA Liability
The liability for the FPAs were valued using an adjusted net assets method, which is considered to be a Level 2 fair value measurement. Under the net assets method utilized, the aggregate commitment of $175 million pursuant to the FPAs is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the FPAs. The fair value of the common stock and warrants to be issued under the FPAs are based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $175 million fixed commitment..

DRAGONEER GROWTH OPPORTUNITIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The subsequent measurement of the FPA as of June 30, 2021 is classified as Level 2 due to the use of an observable market quote in an active market and the subsequent measurement of the FPA as June 30, 2021 is classified Level 2 due to no longer using the unobservable inputs.
The following table presents a summary of the changes in the fair value of the FPA liability, a Level 2 liability, measured on a recurring basis:

FPA Liability
Fair value as of January 1, 2021	$69,874,782
Change in fair value	(63,044,158)

Fair value as of June 30, 2021	$6,830,624

There were no other transfers between levels for the six months ended June 30, 2021.
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
Recent Developments
Merger Agreement
On February 2, 2021, the Company, Chariot Merger Sub, and CCC entered into the Business Combination Agreement (as amended on April 22, 2021 by Amendment No. 1 to the Business Combination Agreement and on July 6, 2021 by Amendment No. 2 to Business Combination Agreement), pursuant to which on the closing date, among other things and subject to the terms and conditions contained therein:

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
In addition, the obligation of CCC to consummate the Proposed Business Combination is subject to the fulfillment of other closing conditions, including, but not limited to, (i) the approval by the NYSE of the Company’s initial listing application in connection with the Proposed Business Combination, (ii) the aggregate cash proceeds from the Company’s forward purchase agreements equaling no less than $175,000,000, at least $150,000,000 of which shall be provided by the sponsor, (iii) the consummation of the Domestication and (iv) the Company having made all necessary arrangements to cause the trustee to release the funds from the Company’s trust account available to the Company
.

The Business Combination Agreement is targeted to close on July 30, 2021. The Business Combination Agreement may be terminated at any time prior to the closing of the Proposed Business Combination by mutual written consent of the Company and CCC and, among other things, if the Proposed Business Combination is not consummated by August 5, 2021. As such, the closing of the Proposed Business Combination cannot be assured.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of CCC. We do not expect to generate any operating revenues until after the completion of our Business Combination. We may generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended June 30, 2021, we had a net loss of $17,630,095, which consisted of the change in the value of our warrant, conversion option liability and FPA liabilities of $15,647,109 offset by operating costs of $998,689 and a non-cash
interest expense attributable to the amortization of debt discount of $1,000,000 and interest earned on the marketable securities of $15,703.
For the six months ended June 30, 2021, we had a net income of $142,994,465, which consisted of the change in the value of our warrant, conversion option liability and FPA liabilities of $150,374,131 offset by operating costs of $5,401,608 and a non-cash
interest expense attributable to the amortization of debt discount of $2,000,000 and interest earned on the marketable securities of $21,942.
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

For the six months ended June 30, 2021, cash used in operating activities was $1,147,660. Net income of $142,994,465 was offset by a non-cash
charge for the change in the fair value of warrant, conversion option liability and FPA liabilities of $150,374,131 and interest earned on marketable securities held in the Trust Account of $21,942 in addition to non-cash
interest expense attributable to the amortization of debt discount of $2,000,000. Changes in operating assets and liabilities provided $4,253,948 of cash from operating activities.
As of June 30, 2021, we had money market funds held in the Trust Account of $690,021,942. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) and the proceeds from the sale of the forward purchase units to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.
As of June 30, 2021, we had cash of $1,441,976 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to cover professional services, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
On January 19, 2021, we entered into a Working Capital Loan with the Sponsor pursuant to which the Sponsor agreed to loan us up to an aggregate principal amount of $2,000,000.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to inaccurate accounting for warrants issued in connection with our initial public offering and private placement.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended June 30, 2021, other than described below, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, the Company has addressed this material weakness by enhancing its processes to identify and appropriately apply applicable accounting requirements to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The Company’s current plans include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The Company has also retained the services of a valuation expert to assist in valuation analysis of the Warrants on a quarterly basis.
PART II—OTHER INFORMATION

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

DRAGONEER GROWTH OPPORTUNITIES CORP.

Date: July 29, 2021		/s/ Marc Stad
	Name:	Marc Stad
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2021		/s/ Pat Robertson
	Name:	Pat Robertson
	Title:	Chief Operating Officer
(Principal Financial and Principal Accounting Officer)