Form 10-Q
period 2021-09-30
CCC Intelligent Solutions Holdings Inc.
filed 2021-11-12
CIK 1818201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	001-39447	98-1546280
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

222 Merchandise Mart Plaza Suite 900 Chicago, IL		60654
(Address Of Principal Executive Offices)		(Zip Code)
(800)
621-8070
Registrant’s telephone number, including area code
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	CCCS	The New York Stock Exchange
Warrants to purchase one share of common stock at an exercise price of $11.50	CCCS WS	The New York Stock Exchange
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of November
5
, 2021, 603,696,825 shares of common stock, $0.0001 par value per share, were issued and outstanding.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.
Form
10-Q
For the Quarter Ended September 30, 2021

Page
PART I. FINANCIAL INFORMATION
Cautionary Statement Regarding Forward-Looking Statements	1
Item 1. Financial Statements (Unaudited)	2
Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	2
Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2021 and September 30, 2020	3
Unaudited Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity for the three and nine months ended September 30, 2021 and September 30, 2020	4
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures about Market Risk	58
Item 4. Controls and Procedures	58
PART II. OTHER INFORMATION	59
Item 1. Legal Proceedings	59
Item 1A. Risk Factors	59
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	59
Item 3. Defaults Upon Senior Securities	59
Item 5. Other Information	59
Item 6. Exhibits	59
In this Quarterly Report on
Form 10-Q, the
terms “we,” “us,” “our,” the “Company” and “CCC” mean CCC Intelligent Solutions Holdings Inc. (formerly Dragoneer Growth Opportunities Corp.) and our subsidiaries. On July 30, 2021 (the “Closing Date”), Dragoneer Growth Opportunities Corp., a Cayman Islands exempted company (“Dragoneer” ), consummated a business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of February 2, 2021 (the “Business Combination Agreement”), as amended, by and among Dragoneer and Cypress Holdings Inc., a Delaware corporation (“CCCIS”). Immediately upon the consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”, and such completion the “Closing”), CCCIS merged with and into Chariot Merger Sub, a wholly-owned direct subsidiary of Dragoneer, with CCCIS surviving the Business Combination as a wholly-owned direct subsidiary of Dragoneer (the “Merger”). In connection with the Transactions, Dragoneer changed its name to “CCC Intelligent Solutions Holdings Inc.”

FORWARD-LOOKING STATEMENTS
The section titled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations”
as well as other parts of this Quarterly Report on Form
10-Q
and certain information incorporated herein by reference contain “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including those relating to the future financial performance and business strategies and expectations for our business. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form
10-Q
include, for example, statements about:

•	our projected financial information, growth rate and market opportunity;

•	changes in applicable laws or regulations;

•	our ability to raise financing in the future;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our financial performance;

•	our ability to expand or maintain its existing customer base; and

•	the effect of global economic conditions or political transitions on our customers and their ability to continue to purchase our products.
The forward-looking statements contained in this Quarterly Report on Form
10-Q
are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak
and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$160,465	$162,118
Accounts receivable—Net of allowances of $3,972 and $4,224 for September 30, 2021 and December 31, 2020, respectively	82,367	74,107
Income taxes receivable	6,915	2,037
Deferred contract costs	13,833	11,917
Other current assets	36,261	31,586

Total current assets	299,841	281,765

SOFTWARE, EQUIPMENT, AND PROPERTY—Net	121,018	101,438
OPERATING LEASE ASSETS	38,774	—
INTANGIBLE ASSETS—Net	1,237,950	1,311,917
GOODWILL	1,466,884	1,466,884
DEFERRED FINANCING FEES, REVOLVER—Net	3,053	746
DEFERRED CONTRACT COSTS	18,893	14,389
EQUITY METHOD INVESTMENT	10,228	—
OTHER ASSETS	21,584	18,416

TOTAL	$3,218,225	$3,195,555

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,083	$13,164
Accrued expenses	81,771	52,987
Income taxes payable	7,161	5,129
Current portion of long-term debt	8,000	25,381
Current portion of long-term licensing agreement—Net	2,661	2,540
Operating lease liabilities	8,855	—
Deferred revenues	29,384	26,514

Total current liabilities	153,915	125,715

LONG-TERM DEBT:
First Lien Term Loan—Net	—	1,292,597
Term B Loan—Net	780,218	—

Total long-term debt	780,218	1,292,597

DEFERRED INCOME TAXES—Net	255,849	322,348
LONG-TERM LICENSING AGREEMENT—Net	34,320	36,331
OPERATING LEASE LIABILITIES	50,550	—
WARRANT LIABILITIES	85,348	—
OTHER LIABILITIES	6,808	32,770

Total liabilities	1,367,008	1,809,761

COMMITMENTS AND CONTINGENCIES (Notes 22 and 23)
MEZZANINE EQUITY:
Redeemable non-controlling interest	14,179	14,179
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par; 5,000,000,000 shares authorized; 603,170,380 and 504,274,890 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	60	50
Additional paid-in capital	2,525,750	1,501,206
Accumulated deficit	(688,483)	(129,370)
Accumulated other comprehensive loss	(289)	(271)

Total stockholders’ equity	1,837,038	1,371,615

TOTAL	$3,218,225	$3,195,555

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2021	2020	2021	2020

REVENUES	$176,628	$157,754	$501,205	$467,677
COST OF REVENUES
Cost of revenues, exclusive of amortization of acquired technologies	51,273	43,879	128,218	135,674
Amortization of acquired technologies	6,580	6,576	19,740	19,725

Total cost of revenues	57,853	50,455	147,958	155,399

GROSS PROFIT	118,775	107,299	353,247	312,278

OPERATING EXPENSES:
Research and development	67,016	26,816	128,894	82,131
Selling and marketing	80,382	17,427	121,350	56,608
General and administrative	142,511	21,893	208,745	66,460
Amortization of intangible assets	18,078	18,078	54,232	54,232

Total operating expenses	307,987	84,214	513,221	259,431

OPERATING (LOSS) INCOME	(189,212)	23,085	(159,974)	52,847
INTEREST EXPENSE	(13,878)	(19,788)	(51,548)	(57,588)
GAIN (LOSS) ON CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS	2,007	3,894	8,373	(16,633)
CHANGE IN FAIR VALUE OF WARRANT LIABILITIES	(26,889)	—	(26,889)	—
LOSS ON EARLY EXINGUISHMENT OF DEBT	(15,240)	—	(15,240)	(8,615)
OTHER (EXPENSE) INCOME—Net	(93)	49	1	304

PRETAX (LOSS) INCOME	(243,305)	7,240	(245,277)	(29,685)
INCOME TAX BENEFIT (PROVISION)	53,523	(2,520)	54,227	7,191

NET (LOSS) INCOME INCLUDING NON-CONTROLLING INTEREST	(189,782)	4,720	(191,050)	(22,494)
Less: net (loss) income attributable to non-controlling interest	—	—	—	—

NET (LOSS) INCOME ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC.	$(189,782)	$4,720	$(191,050)	$(22,494)
Net (loss) income per share attributable to common stockholders:
Basic	$(0.34)	$0.01	$(0.36)	$(0.04)
Diluted	$(0.34)	$0.01	$(0.36)	$(0.04)
Weighted-average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	566,454,782	504,212,021	525,877,533	504,062,587
Diluted	566,454,782	510,694,493	525,877,533	504,062,587
COMPREHENSIVE (LOSS) INCOME:
Net (loss) income including non-controlling interest	(189,782)	4,720	(191,050)	(22,494)
Other comprehensive income (loss)—Foreign currency translation adjustment	11	83	(18)	65

COMPREHENSIVE (LOSS) INCOME INCLUDING NON-CONTROLLING INTEREST	(189,771)	4,803	(191,068)	(22,429)
Less: comprehensive (loss) income attributable to non-controlling interest	—	—	—	—

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC.	$(189,771)	$4,803	$(191,068)	$(22,429)

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Redeemable
	Non-Controlling	Issued Preferred Stock		CCCIS Issued Common Stock							Retained	Accumulated
	Interest			Series A		Series B		Common Stock		Additional	Earnings	Other	Total
		Number of	Par	Number of	Par	Number of	Par	Number of	Par	Paid-In	(Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit)	Loss	Equity
BALANCE—December 31, 2020 (as previously reported)	14,179	—	$—	1,450,978	$1	29,785	$—	—	$—	$1,501,255	$(129,370)	$(271)	$1,371,615
Retrospective application of the recapitalization due to Business Combination (Note 3)	—	—	—	(1,450,978)	(1)	(29,785)	—	504,274,890	50	(49)	—	—	—

BALANCE—December 31, 2020, effect of Business Combination (Note 3)	14,179	—	—	—	—	—	—	504,274,890	50	1,501,206	(129,370)	(271)	1,371,615
Issuance of common stock	—	—	—	—	—	—	—	110,679	—	1,007	—	—	1,007
Stock-based compensation expense	—	—	—	—	—	—	—	883,729	—	11,838	—	—	11,838
Exercise of stock options—net of tax	—	—	—	—	—	—	—	161,080	—	444	—	—	444
Dividend to CCCIS stockholders	—	—	—	—	—	—	—	—	—	—	(134,551)	—	(134,551)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	—	—	—	—	—	(5,084)	—	(5,084)

BALANCE—March 31, 2021	14,179	—	—	—	—	—	—	505,430,378	50	1,514,495	(269,005)	(264)	1,245,276
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	2,579	—	—	2,579
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(36)	(36)
Net income	—	—	—	—	—	—	—	—	—	—	3,816	—	3,816

BALANCE—June 30, 2021	14,179	—	—	—	—	—	—	505,430,378	50	1,517,074	(265,189)	(300)	1,251,635
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	213,966	—	—	213,966
Net equity infusion from the Business Combination	—	—	—	—	—	—	—	97,740,002	10	704,831	—	—	704,841
Dividend to CCCIS stockholders	—	—	—	—	—	—	—	—	—	—	(134,627)	—	(134,627)
Deemed distribution to CCCIS option holders	—	—	—	—	—	—	—	—	—	(9,006)	—	—	(9,006)
Company Vesting Shares granted to CCCIS stockholders	—	—	—	—	—	—	—	—	—	98,885	(98,885)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	11	11
Net loss	—	—	—	—	—	—	—	—	—	—	(189,782)	—	(189,782)

BALANCE—September 30, 2021	$14,179	—	$—	—	$	—	$—	603,170,380	$60	$2,525,750	$(688,483)	$(289)	$1,837,038

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Redeemable Non-Controlling	Issued Preferred Stock		CCCIS Issued Common Stock							Retained Earnings	Accumulated Other
	Interest			Series A		Series B		Common Stock		Additional Paid-In			Total Stockholders’
		Number of	Par	Number of	Par	Number of	Par	Number of	Par		(Accumulated	Comprehensive
		Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit)	Loss	Equity

BALANCE—December 31, 2019	—	—	$—	1,450,978	$1	27,967	$—	—	$—	$1,491,753	$(112,494)	$(397)	$1,378,863
Retrospective application of the recapitalization due to Business Combination (Note 3)	—	—	—	(1,450,978)	(1)	(27,967)	—	503,655,768	50	(49)	—	—	—

BALANCE—December 31, 20 19 , effect of Business Combination (Note 3)	—	—	—	—	—	—	—	503,655,768	50	1,491,704	(112,494)	(397)	1,378,863
Issuance of non-controlling interest in subsidiary	14,179	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	340,551	—	1,560	—	—	1,560
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,629	—	—	1,629
Exercise of stock options—net of tax	—	—	—	—	—	—	—	127,025	—	268	—	—	268
Repurchase and cancellation of common stock	—	—	—	—	—	—	—	(18,730)	—	(86)	—	—	(86)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(17)	(17)
Net loss	—	—	—	—	—	—	—	—	—	—	(25,252)	—	(25,252)

BALANCE—March 31, 2020	14,179	—	—	—	—	—	—	504,104,614	50	1,495,075	(137,746)	(414)	1,356,965
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	2,272	—	—	2,272
Exercise of stock options—net of tax	—	—	—	—	—		—	65,386	—	29	—	—	29
Repurchase and cancellation of common stock	—	—	—	—	—		—	(28,266)	—	(127)	—	—	(127)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,962)	—	(1,962)

BALANCE—June 30, 2020	14,179	—	—	—	—	—	—	504,141,734	50	1,497,249	(139,708)	(415)	1,357,176
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,799	—	—	1,799
Exercise of stock options—net of tax	—	—	—	—	—	—	—	138,264	—	395	—	—	395
Repurchase and cancellation of common stock	—	—	—	—	—	—	—	(5,108)	—	(23)	—	—	(23)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	83	83
Net loss	—	—	—	—	—	—	—	—	—	—	4,720	—	4,720

BALANCE—September 30, 2020	$14,179	—	$—	—	$—	—	$—	504,274,890	$50	$1,499,420	$(134,988)	$(332)	$1,364,150

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(191,050)	$(22,494)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of software, equipment, and property	18,161	13,039
Amortization of intangible assets	73,972	73,957
Deferred income taxes	(66,499)	(18,018)
Stock-based compensation	235,413	7,471
Amortization of deferred financing fees	3,204	3,475
Amortization of discount on debt	537	553
Change in fair value of interest rate swaps	(8,373)	16,633
Change in fair value of warrant liabilities	26,889	—
Loss on early extinguishment of debt	15,240	8,615
Non-cash lease expense	5,029	—
Other	54	42
Changes in:
Accounts receivable—Net	(8,332)	(12,644)
Deferred contract costs	(1,916)	(507)
Other current assets	(4,673)	(755)
Deferred contract costs—Non-current	(4,504)	(1,246)
Other assets	(3,221)	(10,795)
Operating lease assets	5,133	—
Income taxes	(2,846)	11,597
Accounts payable	1,399	2,080
Accrued expenses	17,051	(5,183)
Operating lease liabilities	(5,935)	—
Deferred revenues	2,861	580
Extinguishment of interest rate swap liability	(9,987)	—
Other liabilities	(882)	389

Net cash provided by operating activities	96,725	66,789

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of software, equipment, and property	(25,022)	(23,815)
Purchase of equity method investment	(10,228)	—
Purchase of intangible asset	(49)	(560)

Net cash used in investing activities	(35,299)	(24,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of non-controlling interest in subsidiary	—	14,179
Deemed distribution to CCCIS option holders	(9,006)	—
Net proceeds from equity infusion from the Business Combination	763,300	—
Principal payments on long-term debt	(1,336,154)	(385,385)
Proceeds from issuance of long-term debt, net of fees paid to lender	789,927	369,792
Proceeds from borrowings on revolving lines of credit	—	65,000
Repayment of borrowings on revolving lines of credit	—	(65,000)
Proceeds from issuance of common stock	1,007	—
Payment of fees associated with early extinguishment of long-term debt	(3,320)	(29)
Proceeds from exercise of stock options	503	618
Repurchases of common stock	—	(123)
Dividends to CCCIS stockholders	(269,174)	—

Net cash used in financing activities	(62,917)	(948)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(162)	108

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,653)	41,574
CASH AND CASH EQUIVALENTS:
Beginning of period	162,118	93,201

End of period	$160,465	$134,775

NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid liability related to software, equipment, and property	$4,054	$—

Leasehold improvements acquired by tenant improvement allowance	$10,556	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, excluding extinguishment of interest rate swap liability	$47,312	$52,217

Cash received (paid) for income taxes—Net	$(15,119)	$770

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION AND NATURE OF OPERATIONS
On February 2, 2021, CCCIS, a Delaware corporation, entered into the Business Combination Agreement with Dragoneer, a Cayman Islands exempted company. In connection with the Closing of the Business Combination (see Note 3), Dragoneer changed its jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a Delaware corporation on July 30, 2021 (the “Domestication”), upon which Dragoneer changed its name to CCC Intelligent Solutions Holdings Inc..
The Company is a leading provider of innovative cloud, mobile, telematics, hyperscale technologies, and applications for the property and casualty (“P&C”) insurance economy. Our cloud-based software as a service (“SaaS”) platform connects trading partners, facilitates commerce, and supports mission-critical, artificial intelligence enabled digital workflows. Our platform digitizes workflows and connects companies across the P&C insurance economy, including insurance carriers, collision repairers, parts suppli
e
rs, automotive manufacturers, financial institutions, and other
s.
The Company is headquartered in Chicago, Illinois. The Company’s primary operations are in the United States (“US”) and it also has operations in China.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
— The condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, the condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of mezzanine equity and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operations and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any future period.
The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form
10-Q
and Regulation
S-X
of the Securities and Exchange Commission (the “SEC”). The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the condensed consolidated financial statements may not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Proxy Statement/Prospectus filed on July 6, 2021.
The Business Combination (see Note 3) was accounted for as a reverse recapitalization in accordance with GAAP with Dragoneer treated as the acquired company and CCCIS treated as the acquirer.
The consolidated assets, liabilities, and results of operations prior to the reverse recapitalization are those of CCCIS. The shares and corresponding capital amounts and losses per share, prior to the reverse recapitalization, have been retroactively restated based on shares reflecting the exchange ratio of 1:340.5507 (the “Exchange Ratio”) established in the business combination.

Risk and Uncertainties—
In March 2020, the World Health Organization declared the outbreak of the new strain of the coronavirus
(“COVID-19”)
to be a pandemic. The
COVID-19
pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The
COVID-19
pandemic has resulted in federal and state governments implementing measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of non-essential
businesses. To protect the health and well-being of its employees, suppliers, and customers, the Company has made substantial modifications to employee travel policies, implemented office closures as employees are advised to work from home, and cancelled or shifted the majority of its conferences and other marketing events to virtual-only through the date the financial statements were issued. The
COVID-19
pandemic has impacted and may continue to impact our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time.
COVID-19
and other similar outbreaks, epidemics or pandemics could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and prospects as a result of any of the risks described above and other risks that the Company is not able to predict.
Basis of Accounting
—The accompanying condensed consolidated financial statements are prepared in accordance with GAAP, and include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements include 100% of the accounts of wholly-owned and majority-owned subsidiaries and the ownership interest of the minority investor is recorded as a non-controlling
interest in a subsidiary.
Use of Estimates
—The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts, and the disclosures of contingent amounts in the Company’s condensed consolidated financial statements and the accompanying notes. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management’s estimates if past experience or other assumptions are not substantially accurate. Significant estimates in these condensed consolidated financial statements include the estimation of contract transaction prices, the determination of the amortization period for contract assets, the valuation of goodwill and intangible assets, the valuation of the warrant liabilities, and the estimates and assumptions associated with stock incentive plans and the fair value of common stock.
Significant Customers and Concentration of Credit Risks
—The Company is potentially subject to concentration of credit risk primarily through its accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations. The Company generally does not require collateral. Credit risk on accounts receivables is minimized as a result of the large and diverse nature of the Company’s customer base.

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For each significant customer, revenue as a percentage of total revenue is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Customer A	*	*	*	*
Customer B	*	11%	*	11%

*	Below 10%
For each significant customer, accounts receivable as a percentage of net accounts receivable is as follows:

	September 30, 2021	December 31, 2020
Customer A	11%	12%
Customer B	11%	*

*	Below 10%
Revenue Recognition
— The Company’s revenue recognition policy follows guidance from Accounting Standards Codification (“ASC”) 606,
Revenue from Contracts with Customers.
The Company generates revenue from contracts that are generally billed either on a monthly subscription or transactional basis. Other revenue primarily consists of professional services revenue that is generally transaction-based (where a fee per transaction is charged). Revenues are recognized as control of these services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
The Company determines revenue recognition based on the application of the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligation(s) in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligation(s) in the contract

•	Recognition of revenue when, or as a performance obligation is satisfied
Software Subscription Revenues
-Software services are hosted and provide customers with the right to use the hosted software over the contract period without taking possession of the software and are generally billed on either a monthly subscription or transactional basis. Revenues related to services billed on a subscription basis are recognized ratably over the contract period as this is the time period over which services are transferred to the customer, generally between three and five years.
Revenues from subscription services represent a stand-ready obligation to provide access to the Company’s platform. As each day of providing services is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, subscription arrangements include a series of distinct services. The Company may provide certain of its customers with implementation activities such as basic setup, installation and initial training that the Company must undertake to fulfill the contract. These are considered fulfillment activities that do not transfer the service to the customer.
For contracts with fixed and variable consideration, to the extent that customers’ usage exceeds the committed contracted amounts under their subscriptions, they are charged for their incremental usage. For such overage fees, the Company includes an estimate of the amount it expects to receive for the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur. Revenue recognized from overage fees was not material during the three and nine months ended September 30, 2021 and 2020. When customers’ usage falls below the committed contracted amounts, the customer does not receive any credits or refunds for the shortfall.
For contracts where fees are solely based on transaction volume, the amount invoiced corresponds directly with the value provided to the customer, and revenue is recognized when invoiced using the as-invoiced
practical expedient.

Other Revenue
-Other revenues are recognized over time as the services are performed and consist of professional services and other non-software
services, including the Company’s First Party Clinical Services which was divested in December 2020 (see Note 27). Other revenues are generally invoiced monthly in arrears.
Revenues related to such services that are billed on a transactional basis are recognized when the transaction for the related service occurs. Transaction revenue is primarily comprised of fees for professional services applied to the volume of transactions. These are typically based on a per-unit
rate and are invoiced for the same period in which the transactions were processed and as the performance obligation is satisfied. For contracts with transaction fees, the amount invoiced corresponds directly with the value provided to the customer, and revenue is recognized when invoiced using the as-invoiced
practical expedient.
Contracts with Multiple Performance Obligations
-The Company’s contracts with customers can include access to different software applications such as CCC workflow, estimating, valuation and analytics, each of which is its own performance obligation. These additional services are either sold on a standalone basis or could be used on their own with readily available resources. For these contracts, the Company accounts for individual performance obligations separately, if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The standalone selling price for distinct performance obligations is generally based on directly observable pricing. In instances where standalone selling price is not directly observable, the Company determines standalone selling price based on overall pricing objectives, which take into consideration observable data, market conditions and entity-specific factors.
Disaggregation of Revenue-
The Company provides disaggregation of revenue based on type of service as it believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following table summarizes revenue by type of service for the three and nine months ended September 30 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Software subscriptions	$169,958	$143,761	$481,822	$422,799
Other	6,670	13,993	19,383	44,878

Total revenues	$176,628	$157,754	$501,205	$467,677

Transaction Price Allocated to the Remaining Performance Obligations-
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2021, approximately $936 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $437 million during the following twelve months, and approximately $499 million thereafter. The estimated revenues do not include unexercised contract renewals. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.
Contract Liabilities
-Contract liabilities consist of deferred revenue and include customer billings in advance of revenues being recognized from subscription contracts and professional services. Deferred revenue that is expected to be recognized during the succeeding twelve-month period is recorded as current, and the remaining portion is recorded as noncurrent and included within other liabilities on the condensed consolidated balance sheets.
Revenue recognized for the three months ended September 30, 2021 from amounts in deferred revenue as of June 30, 2021 was $27.5 million. Revenue recognized for the three months ended September 30, 2020 from amounts in deferred revenue as of June 30, 2020 was $24.8 million.
Revenue recognized for the nine months ended September 30, 2021 from amounts in deferred revenue as of December 31, 2020 was $26.6 million. Revenue recognized for the nine months ended September 30, 2020 from amounts in deferred revenue as of December 31, 2019 was $25.0 million.

Costs to Obtain and Fulfill the Contract
-The Company defers costs that are considered to be incremental and recoverable costs of obtaining a contract with a customer, including sales commissions. Costs to fulfill contracts are capitalized when such costs are direct and related to implementation activities for hosted software solutions. Capitalized costs to obtain a contract and costs to fulfill a contract are generally amortized over a period between three and five years, which represents the expected period of benefit of these costs and corresponds to the contract period. In instances where the contract term is significantly less than three years, costs to fulfill are amortized over the contract term which the Company believes best reflects the period of benefit of these costs.
Stock-Based Compensation
—The Company’s stock-based compensation plans are described in Note 20. The Company accounts for stock-based payment awards based on the grant date fair value. The incremental fair value of modifications to stock-based payment awards is estimated at the date of modification. Stock-based payment awards that are settled in cash are accounted for as liabilities. The Company recognizes stock-based compensation expense for only the portion of options expected to vest, based on an estimated forfeiture rate.
The Company recognizes stock-based compensation expense for time-bas
e
d awards on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Stock-based compensation expense for performance-based awards with a market condition is not recognized until the performance condition is probable of occurring.
The fair value of the Company’s stock options with only a time-based component is estimated using the Black Scholes option pricing model. The fair value of the Company’s performance-based awards with a market condition is estimated using a Monte Carlo simulation model. The assumptions utilized under these methods require judgments and estimates. Changes in these inputs and assumptions could affect the measurement of the estimated fair value of the related compensation expense of these stock-based payment awards.
Goodwill and Intangible Assets
— Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subjected to an annual impairment test as of September 30 of each fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Testing goodwill and intangible assets for impairment involves comparing the fair value of the reporting unit or intangible asset to its carrying value. If the carrying amount of a reporting unit or intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, up to the carrying value of the goodwill or intangible asset. The Company performed the impairment test of its reporting units and indefinite lived tradename intangible asset as of September 30, 2021 and 2020 and determined no impairment existed at either date.
Long-Lived Assets
—Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset or asset group to estimated undiscounted future cash flows expected to be generated by such assets. If the carrying amount of the assets exceeds their estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the assets exceeds their fair value. There were no events or changes in circumstances that indicated the carrying value may not be recoverable and no impairment charges were recognized during the three and nine months ended September 30, 2021 and 2020.
Equity Method Investment
—The Company accounts for its 7% investment in a limited partnership using the equity method of accounting. Under the equity method of accounting, the investee’s accounts are not reflected within the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive (loss) income. The Company’s investment is initially recognized at cost and adjusted thereafter for the post acquisition changes in the Company’s share of the investee’s earnings.
The Company’s share of the investee’s earnings is reported within other income (expense) in the Company’s condensed consolidated statements of operations and comprehensive (loss) income.
Fair Value of Financial Instruments and Fair Value Measurements
—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value.
Level
 1
—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level
 2
—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level
 3
—Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.
Warrant Liability
—The Company’s outstanding warrants include publicly-traded warrants (“Public Warrants”) and warrants sold in a private placement (“Private Warrants”).
The Company accounts for its Public Warrants and Private Warrants under ASC
815-40,
 Derivatives and Hedging-Contracts in Entity’s Own Equity
, in conjunction with the SEC Division of Corporation Finance’s April 12, 2021 Public Statement,
 Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)
. The Company determined the Public Warrants and Private Warrants do not meet the criteria to be classified in stockholders’ equity. Specifically, the terms of the warrants provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and, because the holder of a warrant is not an input into the pricing of a fixed-for-fixed
option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. Accordingly, the Company recorded the warrants as long-term liabilities on its condensed consolidated balance sheet at fair value upon the closing of the Business Combination (see Note 3), with subsequent changes in the fair value of the warrants recognized in the condensed consolidated statement of operations and comprehensive (loss) income at each reporting date.
The Public Warrants are publicly traded and thus have an observable market price in an active market and are valued on their trading price as of each reporting date.
The Private Warrants are valued using the Black Scholes option pricing model. The assumptions utilized under the Black Scholes option pricing model require judgments and estimates. Changes in these inputs and assumptions could affect the measurement of the estimated fair value of the related fair value of the Private Warrants.
Income Taxes
—Deferred income tax assets and liabilities are recognized for the expected future tax effects of temporary differences between the financial and income tax reporting basis of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse. Deferred income taxes relate to the timing of recognition of certain revenue and expense items, and the timing of the deductibility of certain reserves and accruals for income tax purposes that differs from the timing for financial reporting purposes. The Company establishes a tax valuation allowance to the extent that it is more likely than not that a deferred tax asset will not be realizable against future taxable income.
A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on its technical merits. Income tax positions must meet a more-likely-than-not
recognition threshold to be recognized.
Leases
—Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”)
2016-02
which created a new topic, ASC 842 “Leases.”
In accordance with ASC 842, the Company, at the inception of the contract, determines whether a contract is or contains a lease. For leases with terms greater than 12 months, the Company records the related operating or finance right of use asset and lease liability at the present value of lease payments over the lease term. The Company is generally not able to readily determine the implicit rate in the lease and therefore uses the determined incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate represents an estimate of the market interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. Renewal options are not included in the measurement of the right of use assets and lease liabilities unless the Company is reasonably certain to exercise the optional renewal periods. Some leases also include early termination options, which can be exercised under specific conditions. Additionally, certain leases contain incentives, such as construction allowances from landlords. These incentives reduce the right-of-use
asset related to the lease.

Some of the Company’s leases contain rent escalations over the lease term. The Company recognizes expense for operating leases on a straight-line basis over the lease term. The Company’s lease agreements contain variable lease payments for increases in rental payment as a result of common area maintenance, utility, tax, and equipment maintenance charges. The Company has elected the practical expedient to combine lease and non-lease
components for all asset categories. Therefore, the lease payments used to measure the lease liability for these leases include fixed minimum rentals along with fixed non lease component charges. The Company does not have significant residual value guarantees or restrictive covenants in the lease portfolio.
For periods prior to the adoption of ASC 842, the Company recorded rent expense on a straight-line basis over the term of the related lease. The difference between the straight-line rent expense and the payments made in accordance with the operating lease agreements were recognized as a deferred rent liability within other liabilities on the accompanying condensed consolidated balance sheets.
Recently Adopted Accounting Pronouncements
—In February 2016, the Financial

Accounting Standards Board (“FASB”) issued ASU
2016-02
which created a new topic, ASC 842 Leases.
The Company adopted ASC 842 effective January 1, 2021 using the modified retrospective transition method as allowed under ASU
2018-11
which includes the ability to recognize the cumulative effect of the adoption being recorded as an adjustment to retained earnings on January 1, 2021. Prior period results will continue to be presented under ASC 840 as it was the accounting standard in effect for such periods. The Company elected to apply the package of practical expedients that allows entities to forgo reassessing at the transition date: (1) whether any expired or existing contracts are or contain leases; (2) lease classification for any expired or existing leases; and (3) whether unamortized initial direct costs for existing leases meet the definition of initial direct costs under the new guidance. The Company did not elect the hindsight practical expedient. The Company also elected to use the practical expedient that allows the combination of lease and non-lease
contract components in all of its underlying asset categories.
Due to the adoption of this guidance, the Company recognized operating right-of-use
assets and operating lease liabilities of $47.1 million and $53.0 million, respectively, as of the date of adoption. The difference between the right-of-use
assets and lease liabilities on the accompanying condensed consolidated balance sheet is primarily due to the accrual for lease payments as a result of straight-line lease expense and unamortized tenant incentive liability balances. The Company did not have any impact to opening retained earnings as a result of the adoption of the guidance. The adoption of this new guidance did not have a material impact on the Company’s results of operations and comprehensive (loss) income, cash flows, liquidity, or the Company’s covenant compliance under its existing credit agreement.
As an “emerging growth company,” the Jumpstart Our Business Startups Act, or the JOBS Act, allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.
Recently Issued Accounting Pronouncements
—In June 2016, the FASB issued ASU
2016-13,
Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments
, and subsequent amendments to the initial guidance: ASU
2018-19,
ASU
2019-04,
ASU
2019-05,
and ASU
2020-03.
The guidance amends the current accounting guidance and requires the measurements of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. The new guidance replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance is effective for the Company on January 1, 2023 and early adoption is permitted. The Company is currently assessing the impact of this update on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU
2020-04,
 Reference
 Rate
 Reform
 (Topic 848): Facilitation of the Effects of Reference
 Rate
 Reform
 on Financial Reporting
, and in January 2021 subsequently issued ASU
2021-01,
which refines the scope of Topic 848. These ASUs provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Adoption of the expedients and exceptions is permitted upon issuance of ASU
2020-04
through December 31, 2022. The Company is evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.
Reclassifications
—Certain amounts in prior periods have been reclassified to conform with the report classifications of the three months and nine months ended September 30, 2021, noting the Company has reflected the reverse recapitalization pursuant to the Business Combination for all periods presented within the unaudited condensed consolidated balance sheets and condensed consolidated statements of mezzanine equity and stockholders’ equity. These reclassifications had no effect on reported net (loss) income and comprehensive (loss) income, cash flows, total assets or stockholders’ equity as previously reported.

3.	BUSINESS COMBINATION
On the Closing Date, the Company consummated the previously announced Business Combination pursuant to the terms of the Business Combination Agreement, dated as of February 2, 2021, as amended, by and among Dragoneer, Chariot Opportunity Merger Sub, Inc. (“Chariot Merger Sub”), a Delaware corporation, and CCCIS, a Delaware corporation.
Immediately upon the consummation of the Business Combination and the Transactions, Chariot Merger Sub, a wholly-owned direct subsidiary of Dragoneer, merged with and into CCCIS, with CCCIS surviving the Business Combination as a wholly-owned direct subsidiary of Dragoneer (the “Merger”). In connection with the Transactions, Dragoneer changed its name to “CCC Intelligent Solutions Holdings Inc.”
The Merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Dragoneer was treated as the acquired company for accounting purposes and the Business Combination was treated as the equivalent of CCCIS issuing stock for the net assets of Dragoneer, accompanied by a recapitalization.
CCCIS was determined to be the accounting acquirer based on the following predominant factors among others:

•	the pre-Closing CCCIS stockholders continue to control the Company following the Closing of the Business Combination;

•	the board of directors and management of the Company following the Business Combination are composed of individuals associated with CCCIS;

•	CCCIS was the larger entity based on historical operating activity, assets, revenues, and employee base at the time of the Closing of the Transactions; and

•	the ongoing operations of the Company following the Business Combination comprise those of CCCIS.
The net assets of Dragoneer are stated at historical cost, with no goodwill or other intangible assets recorded. Reported shares and earnings per share available to holders of CCCIS’s capital stock and equity awards prior to the Business Combination have been retroactively restated reflecting the Exchange Ratio.
Pursuant to the Merger, at the Effective Time of the Merger (the “Effective Time”):

•
each share of CCCIS common stock that was issued and outstanding immediately prior to the Effective Time was automatically canceled and converted into the right to receive shares of the Company’s common stock based on the Exchange Ratio, rounded down to the nearest whole number of shares;

•
each option to purchase shares of CCCIS common stock, whether vested or unvested, that was outstanding and unexercised as of immediately prior to the Effective Time was assumed by the Company and became an option (vested or unvested, as applicable) to purchase a number of shares of the Company’s common stock equal to the number of shares of CCCIS common stock subject to such option immediately prior to the Effective Time multiplied by the Exchange Ratio, rounded down to the nearest whole number of shares, at an exercise price equal to the exercise price per share of such option immediately prior to the Effective Time divided by the Exchange Ratio and rounded up to the nearest whole cent;

•
each of Dragoneer’s redeemable Class A ordinary share and Class B ordinary share that was issued and outstanding immediately prior to the Effective Time was exchanged for an equal number of shares of the Company’s common stock.

Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements with certain institutional investors (the “PIPE Investors”), pursuant to which the PIPE Investors purchased, immediately prior to the Closing, an aggregate of 15,000,000 shares of the Company’s common stock at a purchase price of $10.00 per share.
Prior to the Closing, the Company entered into forward purchase agreements with Dragoneer Funding LLC and Willett Advisors LLC, pursuant to which the Company issued an aggregate of 17,500,000 forward purchase units, each consisting of one common share and one-fifth
of one warrant to purchase one common share for $11.50 per share, for a purchase price of $10.00 per unit.
Effective upon Closing, 8,625,000 shares held by Dragoneer Growth Opportunities Holdings (the “Sponsor Vesting Shares”) became non-transferable
and subject to forfeiture on the tenth anniversary of Closing if neither of the following triggering events has occurred: (a) the share price of the Company’s common stock has been greater than or equal to $13.00 per share for any twenty trading days within any thirty consecutive trading day period beginning after Closing, or (b) a change in control as defined in the Business Combination Agreement. The Sponsor Vesting Shares do not meet the criteria to be classified as a liability and are presented within stockholders’ equity.
As part of the Business Combination, 15,000,000 shares of the Company’s common stock (the “Company Earnout Shares”) shall be issued to CCCIS shareholders existing as of immediately prior to Closing and holders of vested and unvested equity awards of CCCIS as of the date of the Business Combination Agreement (subject to continued employment), following a triggering event (“CCC Triggering Event”). A CCC Triggering Event is defined as the earlier of (a) the first date on which the shares of the Company’s common stock have traded for greater than or equal to $15.00 per share for any twenty trading days within any thirty consecutive trading day period commencing after the Closing or (b) a change in control as defined in the Business Combination Agreement. If a CCC Triggering Event does not occur within ten years after Closing, the CCC Earnout Shares are forfeited.
Of the 15.0 million Company Earnout Shares, 13.5 million shares are reserved for issuance to CCCIS shareholders. The Company Earnout Shares do not meet the criteria to be classified as a liability and the fair value of the shares reserved for shareholders of $98.9 million was charged to additional paid-in
capital during the three months ended September 30, 2021. The remaining 1.5 million Company Earnout Shares are reserved for issuance to CCCIS option holders (see Note 20).
The Company Earnout Shares are not issued shares and are excluded from the table of common stock outstanding below.
The total number of shares of the Company’s common stock outstanding immediately following the Closing was 603,170,380, comprised as follows:

Shares issued to Dragoneer public shareholders and Sponsor	56,615,002
Sponsor Vesting Shares	8,625,000
Shares issued to Legacy CCC shareholders	505,430,378
Shares issued to Forward Purchasers	17,500,000
Shares issued to PIPE Investors	15,000,000

Total shares of common stock outstanding immediately following the Business Combination	603,170,380

In connection with the Business Combination, the Company incurred underwriting fees and other costs considered direct and incremental to the transaction totaling $11.1 million (before tax), consisting of legal, accounting, financial advisory and other professional fees. These amounts are treated as a reduction of the cash proceeds and are deducted from the Company’s additional paid-in
capital.
The following table reconciles the elements of the Business Combination to the condensed consolidated statement of cash flows for the nine months ended September 30, 2021 and the condensed consolidated statement of mezzanine equity and stockholders’ equity for the period ended September 30, 2021 (in thousands).

Cash - Dragoneer trust and cash	$449,441
Cash - PIPE Financing	150,000
Cash - Forward Purchase Agreements	175,000
Less: transaction costs and advisory fees	(11,141)

Net cash contibutions from Business Combination	763,300
Less: non-cash fair value of Public Warrants and Private Warrants	(58,459)

Net equity infusion from Business Combination	$704,841

4.	REVENUE
The opening and closing balances of the Company’s receivables, contract assets and contract liabilities from contracts with customers are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Accounts receivables-Net of allowances	$82,367	$74,107
Deferred contract costs	13,833	11,917
Long-term deferred contract costs	18,893	14,389
Deferred revenues	29,384	26,514
Other liabilities (deferred revenues, non-current)	1,739	2,001
A summary of the activity impacting deferred revenue balances during the three and nine months ended September 30, 2021 and 2020, is presented below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance at beginning of period	$30,756	$28,678	$28,515	$26,256
Revenue recognized 1	(87,649)	(76,376)	(250,379)	(225,902)
Additional amounts deferred 1	88,016	75,539	252,987	227,487

Balance at end of period	$31,123	$27,841	$31,123	$27,841

Classified as:
Current	$29,384	$25,693	$29,384	$25,693
Non-current	1,739	2,148	1,739	2,148

Total deferred revenue	$31,123	$27,841	$31,123	$27,841

1
Amounts include total revenue deferred and recognized during each respective period.
The Company may occasionally recognize an adjustment in revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to the Company’s assessment of whether an estimate of variable consideration is constrained. For the three and nine months ended September 30, 2021 and 2020, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, was not significant.

A summary of the activity impacting the deferred contract

costs during the three and nine months ended September 30, 2021 and 2020 is presented below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance at beginning of period	$28,667	$24,084	$26,361	$23,270
Costs amortized	(4,164)	(3,132)	(11,481)	(9,184)
Additional amounts deferred	8,223	4,070	17,846	10,936

Balance at end of period	$32,726	$25,022	$32,726	$25,022

Classified as:
Current	$13,833	$11,314	$13,833	$11,314
Non-current	18,893	13,708	18,893	13,708

Total deferred contract costs	$32,726	$25,022	$32,726	$25,022

5.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis
—As of September 30, 2021, the Company had Public Warrants and Private Warrants recognized as a liability and measured at fair value on a recurring basis.
The Public Warrants are classified within Level 1 of the fair value hierarchy as they are traded in active public markets.
The Private Placement Warrants are valued using Level 1 and Level 2 inputs within the Black-Scholes option-pricing model. The assumptions utilized under the Black Scholes option pricing model require judgments and estimates. Changes in these inputs and assumptions could affect the measurement of the estimated fair value of the Private Warrants. Accordingly, the Private Warrants are classified within Level 2 of the fair value hierarchy.
The valuation of the Private Warrants as of September 30, 2021 was determined using the Black-Scholes option valuation model using the following assumptions:

Expected term (in years)	4.8
Expected volatility	30%
Expected dividend yield	0%
Risk-free interest rate	0.94%
Fair value at valuation date	$2.54
The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis at September 30, 2021 (in thousands):

Liabilities	Fair Value	Level 1	Level 2	Level 3
Public warrants	$40,136	$40,136	$—	$—
Private warrants	45,212	—	45,212	—

Total	$85,348	$40,136	$45,212	$—

As of December 31, 2020, the Company had interest rate swaps recognized as either assets or liabilities and measured at fair value on a recurring basis.
The fair value of the interest rate swaps was estimated using inputs that were observable or that could be corroborated by observable market data and, therefore, were classified within Level 2 of the fair value hierarchy as of December 31, 2020. At December 31, 2020, the interest rate swaps had a fair value liability of $18.4 million and were classified within other liabilities in the accompanying condensed consolidated balance sheet.

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis at December 31, 2020 (in thousands):

Liabilities	Fair Value	Level 1	Level 2	Level 3
Interest rate swaps	$18,359	$—	$18,359	$—

Total	$18,359	$—	$18,359	$—

On September 21, 2021, the Company made a payment of $10.0 million to extinguish the interest rate swaps prior to their scheduled expiration date in June 2022.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
—The Company has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three and nine months ended September 30, 2021 and the year ended December 31, 2020, the Company recognized no impairment related to these assets.
Fair Value of Other Financial Instruments
—The following table presents the carrying amounts, net of debt discount, and estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	September 30, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
Term B Loan, including current portion	$798,007	$799,000	$—	$—
First Lien Term Loan, including current portion	—	—	1,333,366	1,332,433
The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar instruments and fluctuates with changes in applicable interest rates among other factors. The fair value of long-term debt is classified as a Level 2 measurement in the fair value hierarchy and is established based on observable inputs in less active markets.

6.	INCOME TAXES
The Company’s effective tax rate for the three months ended September 30, 2021 was 22.0% compared to the effective tax rate for the three months ended September 30, 2020 of 34.8%.
The effective tax rate for the three months ended September 30, 2021 was lower than the September 30, 2020 effective tax rate primarily due to the increase in stock compensation expense in the current quarter which diluted the effects of permanent differences on the tax rate, partially offset by the prior period benefit being limited to the amount that would be recognized if the year-to-date ordinary
loss were the anticipated ordinary loss for the fiscal year.
The Company made income tax payments of $4.7 million and $8.5 million for the three months ended September 30, 2021 and 2020, respectively. The Company received negligible refunds from the Internal Revenue Service and various states for the three months ended September 30, 2021, and $9.0 million for the three months ended September 30, 2020.
The Company’s effective tax rate for the nine months ended September 30, 2021 was 22.1% compared to the effective tax rate for the nine months ended September 30, 2020 of 24.2%.
The effective tax rate for the nine months ended September 30, 2021 was lower than the September 30, 2020 effective tax rate primarily due to the increase in stock compensation expense in the current period which diluted the effects of permanent differences on the tax rate, partially offset by the period benefit being limited to the amount that would be recognized if the year-to-date ordinary
loss were the anticipated ordinary loss for the fiscal year.

The Company made income tax payments of $15.1 million and $9.6 million for the nine months ended September 30, 2021 and 2020, respectively. The Company received refunds from the Internal Revenue Service and various states totaling $16 thousand and $10.4 million for the nine months ended September 30, 2021, and 2020, respectively.
As of September 30, 2021, unrecognized tax benefits were materially consistent with the amount at December 31, 2020. We anticipate this amount will increase to $3.6 million by December 31, 2021.

7.	ACCOUNTS RECEIVABLE
Accounts receivable–net as of September 30, 2021 and December 31, 2020, consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accounts receivable	$86,339	$78,331
Allowance for doubtful accounts and sales reserves	(3,972)	(4,224)

Accounts receivable–net	$82,367	$74,107

Changes to the allowance for doubtful accounts and sales reserves during the three and nine months ended September 30, 2021 and 2020, consists of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance at beginning of period	$4,218	$3,918	$4,224	$3,970
Charges to bad debt and sales reserves	818	1,328	2,524	3,191
Write-offs, net	(1,064)	(906)	(2,776)	(2,821)

Balance at end of period	$3,972	$4,340	$3,972	$4,340

8.	OTHER CURRENT ASSETS
Other current assets as of September 30, 2021 and December 31, 2020, consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid software and equipment maintenance	$3,981	$7,499
Prepaid SaaS costs	7,600	4,290
Prepaid service fees	4,114	3,969
Prepaid insurance	6,379	517
Non-trade receivables	5,901	9,095
Other	8,286	6,216

Total	$36,261	$31,586

On December 31, 2020, the Company executed an Asset Purchase Agreement with a third-party buyer to transfer its obligation of providing certain services included within existing customer contracts to the third-party buyer (see Note 27). The Company recognized proceeds on a gain from the divestiture of $3.8 million, included within non-trade
receivables at December 31, 2020. As of September 30, 2021, the Company has received aggregate payments from the Buyer of $2.9 million.

9.	SOFTWARE, EQUIPMENT, AND PROPERTY
Software, equipment, and property as of September 30, 2021 and December 31, 2020, consist of the following (in thousands):

	September 30,	December 31,
	2021	2020

Software, licenses and database	$131,493	$109,967
Computer equipment	29,897	27,733
Leasehold improvements	24,278	13,397
Furniture and other equipment	5,347	5,000
Building and land	4,910	4,910

Total software, equipment, and property	195,925	161,007
Less accumulated depreciation and amortization	(74,907)	(59,569)

Net software, equipment, and property	$121,018	$101,438

Depreciation and amortization expense related to software, equipment and property was $7.7 million and $4.5 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense related to software, equipment and property was $18.2 million and $13.0 million for the nine months ended September 30, 2021 and 2020, respectively.

10.	LEASES
The Company leases real estate in the form of office space and data center facilities. The Company additionally leases equipment in the form of information technology equipment. Generally, the term for real estate leases ranges from 1 to 17 years at inception of the contract. Generally, the term for equipment leases is 1 to 3 years at inception of the contract. Some real estate leases include options to renew that can extend the original term by 5 to 10 years.

Operating lease costs are included within cost of revenues, exclusive of amortization of acquired technologies, research and development and general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income. The Company does not have any finance leases.
The components of lease expense for the three and nine months ended September 30, 2021 were as follows (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021

Operating lease costs	$4,043	$13,179
Variable lease costs	552	1,615

Total lease costs	$4,595	$14,794

The lease term and discount rate consisted of the following at September 30, 2021:

Weighted-average remaining lease term (years)	12.7
Weighted-average discount rate	6.2%
Supplemental cash flow and other information related to leases for the three and nine months ended September 30, 2021 were as follows (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021
Cash payments for operating leases	$2,872	$8,870
Operating lease assets obtained in exchange for lease liabilities	—	2,365
The table below reconciles the undiscounted future minimum lease payments (in thousands) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed consolidated balance sheet as of September 30, 2021.

Years Ending December 31:
Remainder of 2021	$2,575
2022	8,599
2023	6,092
2024	7,195
2025	7,243
Thereafter	68,416

Total Lease Payments	100,120
Less: Interest	(34,403)
Less: Lease incentive recognized as offset to lease liability	(6,312)

Total	$59,405

During the year ended December 31, 2020, the Company entered into a new operating lease agreement for its corporate headquarters in Chicago, Illinois. The lease term commenced in January 2021 and included a landlord provided tenant improvement allowance of up to $16.9 million to be applied to the costs of the construction of leasehold improvements. The Company determined that it owns the leasehold improvements, and as such, reflects the $16.9 million lease incentive as a reduction of the rental payments used to measure the operating lease liability and operating lease asset as of the lease commencement date in January 2021. The Company will record an increase to the operating lease liability and to leasehold improvements as and when such leasehold improvements are paid for by the lessor. As of September 30, 2021, the Company has recorded $10.6 million of the lease incentive as an increase to the operating lease liability and leasehold improvements.

Under ASC 840, rent expense was $2.3 million during the three months ended September 30, 2020 and $6.8 million during the nine months ended September 30, 2020. The Company’s noncancelable operating lease agreements required future minimum cash lease payments as follows at December 31, 2020 (in thousands):

Years Ending December 31:
2021	$7,143
2022	6,090
2023	5,180
2024	7,059
2025	7,243
Thereafter	68,415

Total	$101,130

11.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
—Goodwill was recorded in connection with the acquisition of the parent company of CCC Intelligent Solutions Inc., formerly known as CCC Information Services Inc., by CCCIS in 2017 (the “Acquisition”).
No goodwill impairments were recorded during the three and nine months ended September 30, 2021 and 2020.
The Company performs its annual impairment assessment as of September 30 of each fiscal year. As of September 30, 2021 and 2020, the annual impairment assessment indicated no impairment and there was no change to the carrying amount of goodwill.
Intangible Assets
—The Company’s intangible assets are primarily the result of the Acquisition.
During the three and nine months ended September 30, 2021 and 2020, the Company did not record an impairment charge.
The intangible assets balance as of September 30, 2021, is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount

Intangible assets:
Customer relationships	16–18	13.5	$1,299,750	$(319,764)	$979,986
Acquired technologies	3–7	2.5	183,159	(115,738)	67,421
Favorable lease terms	6	1.5	280	(207)	73

Subtotal			1,483,189	(435,709)	1,047,480
Trademarks—indefinite life			190,470	—	190,470

Total intangible assets			$1,673,659	$(435,709)	$1,237,950

The intangible assets balance as of December 31, 2020, is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount

Intangible assets:
Customer relationships	16–18	14.3	$1,299,750	$(265,567)	$1,034,183
Acquired technologies	3–7	3.3	183,154	(95,998)	87,156
Favorable lease terms	6	2.3	280	(172)	108

Subtotal			1,483,184	(361,737)	1,121,447
Trademarks—indefinite life			190,470	—	190,470

Total intangible assets			$1,673,654	$(361,737)	$1,311,917

Amortization expense for intangible assets was $24.7 million for the three months ended September 30, 2021 and 2020. Amortization expense for intangible assets was $74.0 million for the nine months ended September 30, 2021 and 2020.
Future amortization expense for the remainder of the year ended December 31, 2021 and the following four years ended December 31 and thereafter for intangible assets as of September 30, 2021, is as follows (in thousands):

Years Ending December 31:
2021	$24,660
2022	98,627
2023	98,333
2024	80,731
2025	72,263
Thereafter	672,866

Total	$1,047,480

12.	EQUITY METHOD INVESTMENT
In June 2021, the Company completed an investment in a limited partnership (the “Investee”), which is affiliated with one of the Company’s principal equity owners. The Company invested $10.2 million, including related fees and expenses, for an approximately 7% interest of the Investee.
The change in the carrying value of the investment during the nine months ended September 30, 2021 is summarized below as follows (in thousands):

Equity Method
Investment

Equity method investment carrying value at December 31, 2020	$—
Cash contributions	10,228
Share of net income (loss) from the Investee	—

Equity method investment carrying value at September 30, 2021	$10,228

13.	ACCRUED EXPENSES
Accrued expenses as of September 30, 2021 and December 31, 2020, consist of the following (in thousands):

	September 30,	December 31,
	2021	2020

Compensation	$45,940	$37,696
Professional services	12,262	2,753
Phantom stock incentive plan	10,220	—
Royalties and licenses	2,777	2,301
Sales tax	2,404	2,294
Employee insurance benefits	2,035	1,979
Software license agreement	2,304	—
Other	3,829	5,964

Total	$81,771	$52,987

14.	OTHER LIABILITIES
Other liabilities as of September 30, 2021 and December 31, 2020, consist of the following (in thousands):

	September 30,	December 31,
	2021	2020

Payroll tax deferment	$3,152	$3,152
Software license agreement	1,917	234
Deferred revenue-non-current	1,739	2,001
Deferred rent	—	4,461
Phantom stock incentive plan	—	3,217
Fair value of interest rate swaps	—	18,359
Other	—	1,346

Total	$6,808	$32,770

15.	LONG-TERM DEBT
On September 21, 2021, CCC Intelligent Solutions Inc., an indirect wholly owned subsidiary of the Company, together with certain of the Company’s subsidiaries acting as guarantors entered into a credit agreement (the “2021 Credit Agreement”).
The 2021 Credit Agreement replaces the Company’s 2017 First Lien Credit Agreement (the “First Lien Credit Agreement”), dated as of April 27, 2017, as amended as of February 14, 2020.
The proceeds of the 2021 Credit Agreement were used to repay all outstanding borrowings under the First Lien Credit Agreement.
The repayment of outstanding borrowings under the First Lien Credit Agreement was determined to be a debt extinguishment and the Company recognized a $9.2 million loss on early extinguishment of debt in the condensed consolidated statement of operations and consolidated (loss) income during the three months ended September 30, 2021.
2021 Credit Agreement
—The 2021 Credit Agreement consists of an $800.0 million term loan (“Term B Loan”) and a revolving credit facility for an aggregate principal amount of $250.0 million (the “2021 Revolving Credit Facility”). The 2021 Revolving Credit Facility has a sublimit of $75.0 million for letters of credit. The Company received proceeds of $798.0 million, net of debt discount of $2.0 million, related to the Term B Loan.

The Company incurred $9.8
million in financing costs related to the Term B Loan. These costs were recorded to a contra debt account and are being amortized to interest expense over the term of the Term B Loan using the effective interest method. At September 30, 2021, the unamortized debt discount was
$9.8 million.
The Company incurred $3.1 million in financing costs related to the 2021 Revolving Credit Facility. These costs were recorded to the deferred financing fees asset account and are being amortized to interest expense over the term of the 2021 Revolving Credit Facility using the effective interest method. At September 30, 2021, the unamortized deferred financing fees asset was $3.1 million.
The Term B Loan requires quarterly principal payments of $2.0 million until June 30, 2028, with the remaining outstanding principal amount required to be paid on the maturity date, September 21, 2028. Beginning with fiscal year ending December 31, 2022, the Term B Loan requires a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. The Company is not subject to the annual excess cash flow calculation in fiscal year 2021 and no such principal prepayments are required.
As of September 30, 2021, the amount outstanding on the Term B Loan is $800.0 million, of which, $8.0 million is classified as current in the accompanying condensed consolidated balance sheet.
Amounts outstanding under the 2021 Credit Agreement bear interest at a variable rate of the London Interbank Offer Rate (“LIBOR”), plus up to 2.50% per annum based upon the Company’s leverage ratio, as defined in the 2021 Credit Agreement. The applicable interest rate for amounts outstanding under the Term B Loan are subject to a 0.50% per annum floor. A quarterly commitment fee of up to 0.50% is payable on the unused portion of the 2021 Revolving Credit Facility.
During the three months ended September 30, 2021, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 3.0%. The Company did not make any interest payments during the three months ended September 30, 2021.
The Company issued a standby letter of credit for $0.7 million during the three months ended September 30, 2021 which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility and at September 30, 2021, $249.3 million was available to be borrowed.
Borrowings under the 2021 Lien Credit Agreement are guaranteed by Cypress Holdings Intermediate Holdings II, Inc., and certain of its US subsidiaries by a perfected first priority lien on the stock of CCC Intelligent Solutions Inc., and substantially all of its assets, subject to various limitations and exceptions.
The 2021 Credit Agreement contains representations and warranties, and affirmative and negative covenants, that among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness, incur liens, engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances.
In addition, beginning with the fiscal quarter ending March 31, 2022, the terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility over the prior four fiscal quarters exceeds 35% of the aggregate commitments, the Company’s leverage ratio cannot exceed 6.25 to 1.00. As of September 30, 2021, the Company was not subject to the financial covenant.
First Lien Credit Agreement
— In April 2017, the Company entered into the First Lien Credit Agreement.
In February 2020, the Company refinanced its long-term debt (“2020 Refinancing”) and entered into the First Amendment to the First Lien Credit Agreement (“First Lien Amendment”). The First Lien Amendment provided an incremental term loan, amended the amount of commitments and the maturity dates of the First Lien Credit Agreement’s revolving credit facilities. The proceeds of the incremental term loan were used to repay all outstanding borrowings under the Second Lien Credit Agreement (“Second Lien Credit Agreement”).
The repayment of outstanding borrowings under the Second Lien Credit Agreement was determined to be a debt extinguishment and the Company recognized an $8.6 million loss on early extinguishment of debt in the condensed consolidated statements of operations and comprehensive (loss) income during the nine months ended September 30, 2020.

The First Lien Credit Agreement initially consisted of a $1.0 billion term loan (“First Lien Term Loan”), a $65.0 million dollar revolving credit facility (“Dollar Revolver”), and a $35.0 million multicurrency revolving credit facility (“Multicurrency Revolver” and together with the Dollar Revolver, the “First Lien Revolvers”), with a sublimit of $30.0 million for letters of credit under the First Lien Revolvers. The Company received proceeds of $997.5 million, net of debt discount of $2.5 million, related to the First Lien Term Loan.
The First Lien Amendment provided an incremental term loan in the amount of $375.0 million. The Company received proceeds from the incremental term loan of $373.1 million, net of debt discount of $1.9 million. At December 31, 2020, the unamortized debt discount was $2.8 million.
In addition, the First Lien Amendment reduced the amount of commitments under each of the Dollar Revolver and the Multicurrency Revolver to $59.3 million and $32.0 million, respectively, and extended the maturity of a portion of the commitments under each revolving credit facility. Pursuant to the First Lien Amendment, the non-extended
Dollar Revolver and
non-extended
Multicurrency Revolver consisted of commitments of $8.1 million and $4.4 million, respectively, which were scheduled to mature on April 27, 2022. The extended Dollar Revolver and extended Multicurrency Revolver consisted of commitments of $51.2 million and $27.6 million, respectively, which were scheduled to mature on
October 27, 2023. The First Lien Revolvers continued to have a sublimit of $30.0 million for letters of credit.
The Company incurred $27.6 million and $3.4 million in financing costs related to the First Lien Credit Agreement and First Lien Amendment, respectively. These costs were recorded to a contra debt account and were being amortized to interest expense over the term of the First Lien Credit Agreement using the effective interest method. The unamortized costs at the time of extinguishment of the First Lien Credit Agreement were recognized as a loss on early extinguishment of debt in the condensed consolidated statement operations and comprehensive (loss) income during the three months ended September 30, 2021.
The First Lien Term Loan required (after giving effect to the First Lien Amendment) quarterly principal payments of approximately $3.5 million until March 31, 2024, with the remaining outstanding principal amount required to be paid on the maturity date, April 27, 2024. The First Lien Term Loan required a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the First Lien Credit Agreement. When a principal prepayment was required, the prepayment offset the future quarterly principal payments of the same amount. As of December 31, 2020, a principal prepayment of $1.5 million was required and paid in April 2021.
The Company made a principal prepayment of $525.0 million on July 30, 2021. In conjunction with the prepayment, the Company recognized a loss on early extinguishment of debt of $6.0 million in the condensed consolidated statement of operations and comprehensive (loss) income during the three months ended September 30, 2021.
In September 2021, using the proceeds from the Term B Loan provided in the 2021 Credit Agreement, the Company fully repaid $804.2 million of outstanding borrowings on the First Lien Term Loan.
As of December 31, 2020, the amount outstanding on the First Lien Term Loan was $1,336.2 million, of which, $25.4 million was classified as current in the accompanying condensed consolidated balance sheet.
Amounts outstanding under the First Lien Credit Agreement bore interest at a variable rate of LIBOR, plus up to 3.00% per annum based upon the Company’s leverage ratio, as defined in the First Lien Credit Agreement. A quarterly commitment fee of up to 0.50% was payable on the unused portion of the First Lien Revolvers.
During the three months ended September 30, 2021 and 2020, the weighted-average interest rate on the outstanding borrowings under the First Lien Term Loan was 4.1% and 4.0%, respectively. The Company made interest payments of $9.3 million and $13.7 million during the three months ended September 30, 2021 and 2020, respectively.
During the nine months ended September 30, 2021 and 2020, the weighted-average interest rate on the outstanding borrowings under the First Lien Term Loan was 4.1% and 4.2%, respectively. The Company made interest payments of $36.1 million and $40.0 million during the nine months ended September 30, 2021 and 2020, respectively.

In March 2020, the Company borrowed $65.0 million on its First Lien Revolvers. The borrowings were fully repaid in June 2020 and there were no outstanding borrowings on the First Lien Revolvers at December 31, 2020.
In May 2020, the Company issued a standby letter of credit for $0.7 million in lieu of a security deposit upon entering into a lease agreement for its new corporate headquarters. The standby letter of credit reduced the amount available to be borrowed under the First Lien Revolvers and at December 31, 2020, $90.6 million was available to be borrowed.
Borrowings under the First Lien Credit Agreement were guaranteed by Cypress Holdings Intermediate Holdings II, Inc., and certain of its US subsidiaries by a perfected first priority lien on the stock of CCC Intelligent Solutions Inc. and substantially all of its assets, subject to various limitations and exceptions.
The First Lien Credit Agreement contained representations and warranties, and affirmative and negative covenants, that among other things, restricted, subject to certain exceptions, our ability to: incur additional indebtedness, incur liens, engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances.
In addition, the terms of the First Lien Credit Agreement included a financial covenant which required that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the First Lien Revolvers over the prior four fiscal quarters exceeded 35% of the aggregate commitments under those revolving credit facilities, the Company’s leverage ratio could not exceed 8.30 to 1.00. The Company was in compliance with its financial covenant as of the quarter ended March 31, 2020. Borrowings under the First Lien Revolvers did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test for all fiscal quarters ending after March 31, 2020.
Second Lien Credit Agreement
—In April 2017, the Company entered into the Second Lien Credit Agreement.
The Second Lien Credit Agreement consisted of a $375.0 million term loan (“Second Lien Term Loan”). The Company received proceeds of $372.2 million, net of discount of $2.8 million. The discount was recorded to a contra debt account and was being amortized to interest expense over the life of the Second Lien Term Loan using the effective interest method. At the time of the 2020 Refinancing, the debt discount was written off to loss on early extinguishment of debt.
The Company incurred $8.9 million in financing costs related to the Second Lien Credit Agreement. These costs were recorded to a contra debt account and were being amortized to interest expense over the term of the Second Lien Term Loan using the effective interest method. At the time of the 2020 Refinancing, there were $6.6 million of unamortized financing costs which were written off to loss on early extinguishment of debt.
The Second Lien Term Loan required no principal payments and all outstanding principal was scheduled to be due upon maturity on April 25, 2025.
Amounts outstanding under the Second Lien Term Loan bore interest at a variable rate of LIBOR, plus 6.75%. Prior to extinguishment in February 2020, the weighted-average interest rate on the Second Lien Term Loan was 8.6% and the Company made interest payments of $4.0 million.
The Second Lien Term Loan was guaranteed by Cypress Holdings Intermediate Holdings II, Inc., and certain of its US subsidiaries by a perfected second priority lien on the stock of CCC Intelligent Solutions Inc. and substantially all of its assets, subject to various limitations and exceptions.
The Second Lien Credit Agreement contained representations and warranties, and affirmative and negative covenants, that among other things, restricted, subject to certain exceptions, the Company’s ability to: incur additional indebtedness, incur liens, engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire out capital stock; and make certain investments, acquisitions, loans, or advances. The Second Lien Credit Agreement had no financial covenants.

Long-term debt as of September 30, 2021 and December 31, 2020, consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Term B Loan	$800,000	$—
Term B Loan—discount	(1,992)	—
Term B Loan—deferred financing fees	(9,790)	—

Term B Loan—net of discount & fees	788,218	—

First Lien Term Loan	—	1,336,154
First Lien Term Loan—discount	—	(2,788)
First Lien Term Loan—deferred financing fees	—	(15,388)

First Lien Term Loan—net of discount & fees	—	1,317,978

Less: Current portion	(8,000)	(25,381)

Total long-term debt—net of current portion	$780,218	$1,292,597

As of September 30, 2021, the deferred financing fees asset balance includes $3.1 million in relation to the 2021 Revolving Credit Facility. As of December 31, 2020, the deferred financing fees asset balance included $0.7 million in relation to the First Lien Revolvers. The deferred financing fees are amortized to interest expense over the terms of the underlying agreements.
Interest Rate Swaps
— In June 2017, the Company entered into three floating to fixed interest rate swap agreements (“Swap Agreements”) to reduce our exposure to the variability from future cash flows resulting from interest rate risk related to our floating rate long-term debt. On September 21, 2021, the Company made an aggregate payment of $10.0 million to extinguish the Swap Agreements that were scheduled to expire in June 2022. The aggregate notional amount of the Swap Agreements totaled $864.9 million at December 31, 2020.

16.	LONG-TERM LICENSING AGREEMENT
During 2018, the Company entered into a licensing agreement with a third party to obtain a perpetual software license (“Licensing Agreement”) for a database structure, tools, and historical data used within the Company’s software. The Company has included the present value of the future payments required as a long-term licensing agreement within the accompanying condensed consolidated balance sheets. The present value of the future payments was computed using an effective annual interest rate of 6.25%, and the Licensing Agreement requires the Company to make quarterly principal and interest installment payments of approximately $1.2 million through December 2031.
The present value of the future cash flows upon execution of the agreement was $45.6 million, which included an original discount of $23.2 million. At September 30, 2021, the remaining liability, net of the discount was $37.0 million, with $2.7 million classified as current. At December 31, 2020, the remaining liability, net of the discount was $38.9 million, with $2.5 million classified as current.
The discount was recorded to a contra liability account and is being amortized to interest expense over the term of the agreement using the effective interest method. During the three months ended September 30, 2021 and 2020, the Company recognized $0.6 million in interest expense related to the Licensing Agreement. During the nine months ended September 30, 2021 and 2020, the Company recognized $1.8 million and $1.9 million, respectively, in interest expense related to the Licensing Agreement. At September 30, 2021 and December 31, 2020, $13.4 million and $15.2 million, respectively, of the discount was not yet amortized.

17.	REDEEMABLE NON-CONTROLLING INTEREST
On March 12, 2020 (the “Close Date”), the Company closed a stock purchase agreement (the “Stock Purchase Agreement”) with a third-party investor (the “Investor”) for purchase by the Investor of Series A Preferred Stock in CCCIS Cayman Holdings Limited (“CCC Cayman”), the parent of the Company’s China operations. On the Close Date, CCC Cayman, a subsidiary of the Company, issued 1,818 shares of Series A Preferred Stock (the “Preferred Shares”) at $7,854 per share to the Investor for net proceeds of $14.2 million. On an as-converted
basis, the Preferred Shares represent an aggregate 10.7% initial ownership interest of the issued and outstanding capital stock of CCC Cayman, or 9.1% on a fully-diluted basis if all shares reserved for issuance under the Company’s CCC Cayman employee incentive plan were issued and outstanding.
The Preferred Shares are entitled to
non-cumulative
dividends at an annual rate of 8.0%, when and if declared.
At the option of the Investor, the Preferred Shares are convertible into ordinary shares of CCC Cayman, initially on a one-for-one
basis but subject to potential adjustment, as defined by the Stock Purchase Agreement, at any time, or automatically upon the closing of an initial public offering.
The Preferred Shares are redeemable upon an actual or deemed redemption event as defined in the Stock Purchase Agreement or at the option of the Investor beginning on the five-year anniversary of the Close Date, if an actual or deemed redemption event has not yet occurred. The redemption price, as defined by the Stock Purchase Agreement, is equal to the original issue price of the Preferred Shares, plus 10.0% compound interest per annum on the Preferred Share issue price, plus any declared but unpaid dividends on the Preferred Shares.
The Preferred Shares are entitled to distributions upon the occurrence of a sale or liquidation of CCC Cayman representing an amount that is equal to the original issue price of the Preferred Shares, plus
10.0
% compound interest per annum on the Preferred Share issue price, plus any declared but unpaid dividends.
The Preferred Shares do not participate in net income or losses.
As of September 30, 2021 and December 31, 2020, the Investor’s ownership in CCC Cayman is classified in mezzanine equity as a redeemable non-controlling
interest, because it is redeemable on an event that is not solely in the control of the Company. The Investor’s non-controlling
interest is not remeasured to fair value because it is currently not probable that the non-controlling
interest will become redeemable. If the Investor’s
non-controlling
interest becomes probable of being redeemable, the Company will be required to remeasure the non-controlling
interest at fair value with changes in the carrying value recognized in additional paid-in
capital.
At September 30, 2021 and December 31, 2020, the carrying value of the redeemable non-controlling
interest was $14.2 million.

18.	CAPITAL STOCK
The condensed consolidated statements of mezzanine equity and stockholders’ equity reflect the Business Combination as of the Closing Date as discussed in Note 3. As CCCIS was determined to be the accounting acquirer in the Business Combination, all periods prior to the Closing Date reflect the balances and activity of CCCIS. The balances, share activity and per share amounts prior to the Closing Date were retroactively adjusted, where applicable, using the Exchange Ratio of the Business Combination.
Preferred Stock
—The Company is authorized to issue up to 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.
Common Stock
—The Company is authorized to issue up to 5,000,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of common stock is entitled to one (1) vote for each share of common stock held of record by such holder on all matters voted upon by the stockholders, subject to the restrictions set out in the Certificate of Incorporation. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors. Upon a liquidation event, subject to the rights of the holders of any Preferred Stock issued and outstanding at such time, any distribution shall be made on a pro rata basis to the common stockholders.

There were 603,170,380 and 504,274,890 shares of common stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.
Capital Stock Activity Prior to the Business Combination
Dividends
—In July 2021, the board of directors of CCCIS declared a cash dividend on common stock. The aggregate cash dividend of $134.6 million was paid on August 3, 2021.
In March 2021, the board of directors of CCCIS declared a cash dividend on common stock. The aggregate cash dividend of $134.5 million was paid on March 17, 2021.
In connection with the dividends paid in March 2021 and August 2021, certain

CCCIS option holders received a strike price reduction of $66.40 per option to compensate for a reduction in the fair value of the underlying shares. The strike price reduction did not result in any incremental fair value and thus no additional stock-based compensation expense was recognized and the aggregate payment to the option holders of $9.0 million was recorded as a deemed distribution.
Share Issuances—
In February 2021, CCCIS issued 883,729 shares of common stock to an executive and recorded stock-based compensation expense of $8.0 million, equal to the fair value of the common shares at the time of issuance.
In January 2021, CCCIS issued 110,679 shares of common stock to a board member for aggregate cash proceeds of $1.0 million, equal to the fair value of the common shares at the time of issuance.
In February 2020, CCCIS issued 340,551 shares of common stock to an executive and recorded stock-based compensation expense of $1.6 million, equal to the fair value of the common stock at the time of issuance.

19.	EMPLOYEE BENEFIT PLANS
The Company sponsors a

tax-qualified

defined contribution savings and investment plan, CCC 401
(k) Retirement Savings and Investment Plan (the “Savings Plan”). Participation in the Savings Plan is voluntary with substantially all domestic employees eligible to participate. Expenses related to the Savings Plan consist primarily of the Company’s contributions that are based on percentages of employees’ contributions. The defined contribution expense for the three months ended September 30
, 2021
and 2020
was $1.4 million and $1.1 million, respectively. The defined contribution expense for the nine months ended September 30
, 2021
and 2020
was $4.2 million and $3.3 million,
respectively
.

20.	STOCK INCENTIVE PLANS
Prior to the Business
 Combination, the Company maintained its
2017
Stock Option Plan (the “
2017
Plan”).
Awards granted under the 2017 Plan have time-based vesting or performance-based with a market condition vesting requirement. Options expire on the tenth anniversary of the grant date.
Additionally, the Company maintained a Phantom Stock Plan (the “Phantom Plan”), which provided for the issuance of phantom shares of CCCIS’s common stock (“Phantom Shares”) to eligible employees under the 2017 Plan. Awards under the Phantom Plan are settled in cash and thus accounted for as liability awards.
Phantom shares vest under the same time-based or performance-based with a market condition as the stock options granted under the 2017 Plan.
Pursuant to the original terms of the 2017 Plan and the Phantom Plan, performance-based awards with a market condition and the Phantom Shares would not vest on occurrence of the Business Combination. However, the board of directors of CCCIS approved a modification that resulted in vesting of the performance-based awards with a market condition and the Phantom Shares upon Closing of the Business Combination. At the time of modification, the Company estimated a new fair value of the modified awards. As such, at the time of such modification, the Company recognized $203.9 million of additional stock-based compensation based on the fair value of the performance-based awards with a market condition and $6.0 million of additional stock-based compensation based on the fair value of the Phantom Shares.

In connection with the Closing of the Business Combination, the Company adjusted the outstanding awards as described in Note 3 and the 2021 Equity Incentive Plan (the “2021 Plan”) was adopted and approved by the Company’s board of directors. Upon the adoption and approval of the 2021 Plan, the 2017 Plan was terminated and each outstanding vested or unvested option, as required under the 2017 Plan, was converted to the 2021 Plan, multiplied by the Exchange Ratio, with the same key terms and vesting requirements. All stock option activity prior to the closing of the Business Combination on July 30, 2021 has been retroactively restated to reflect the Exchange Ratio.
The purpose of the 2021 Plan is to enable the Company to attract, retain, and motivate employees, consultants, and independent members of the board of directors of the Company and its subsidiaries by allowing them to become owners of common stock enabling them to benefit directly from the growth, development, and financial successes of the Company.
As of September 30, 2021, 147,053,215 shares of common stock are reserved for issuance in accordance with the 2021 Plan. The total number of shares of common stock that will be reserved and that may be issued under the 2021 Plan will automatically increase on the first day of each fiscal year, beginning with fiscal year 2022, by a number of shares equal to 5.0% of the total number of shares of common stock outstanding on the last day of the prior fiscal year or such lesser amount as determined by the board of directors.
As of September 30, 2021, the Company has 89,181,807 shares available for grant under the plan.
The Company records stock compensation expense for its time-based awards on a straight-line basis over the service-vesting period. Time-based awards generally vest ratably over a five-year period based on continued service. Vesting of the time-based awards can be accelerated in certain circumstances.
Stock Options
—During the nine months ended September 30, 2021, the Company granted 2,822,484 stock options, of which 2,754,374 have time-based vesting and 68,110 have performance-based with a market condition vesting. The exercise price of all stock options granted during the nine months ended September 30, 2021 is equal to the fair value of the underlying shares at the grant date.
The valuation of time-based stock options granted during the nine months ended September 30, 2021 was determined using the Black-Scholes option valuation model using the following assumptions:

Expected term (in years)	6.5
Expected volatility	40%
Expected dividend yield	0%
Risk-free interest rate	0.62 -0.67%
Fair value at valuation date	$3.67
For performance-based awards with a market condition, the market condition is required to be considered when calculating the grant date fair value. ASC Topic 718 requires the Company to select a valuation technique that best fits the circumstances of an award. In order to reflect the substantive characteristics of the performance-based awards with a market condition, a Monte Carlo simulation valuation model was used to calculate the grant date fair value of such stock options. Monte Carlo approaches are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the fair value of such stock options based on a large number of possible scenarios. Stock-based compensation expense for the performance-based awards with a market condition is not recognized until the performance condition is probable of occurring. The valuation of the performance-based awards with a market condition granted during the nine months ending September 30, 2021 was determined through the Monte Carlo simulation model using the following assumptions:

Expected term (in years)	5.5
Expected volatility	33%
Expected dividend yield	0%
Risk-free interest rate	0.44%
Fair value at valuation date	$0.88
Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. The Company uses the simplified method to determine the expected term for its option grants. The simplified method calculates the expected term as the average of the time-to-vesting
and the contractual life of the stock options. The Company uses the simplified method to determine its expected term because of its limited history of stock option exercise activity.

Expected Volatility—Prior to the Business Combination, the Company was privately held and did not have any trading history for its common stock. Thus, the expected volatility was estimated based on the average volatility for comparable publicly traded companies over a period equal to the expected term of the stock option grants.
Expected Dividend—Historically, the Company has not paid regular dividends on its common stock and has no plans to pay dividends on common stock on a regular basis. The Company does not have a dividend policy. Therefore, the Company used an expected dividend yield of zero.
Risk-Free Interest Rate—The risk-free interest rate is based on the US Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of awards.
The Company used a
pre-vesting
forfeiture rate to estimate the number of options that are expected to vest that was based on the Company’s historical turnover rate.
The table below summarizes the option activity for the nine months ended September 30, 2021:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Options outstanding—December 31, 2020	55,570,039	$3.03	6.9	337,358
Granted	2,822,484	8.58
Exercised	(163,124)	2.85
Forfeited and canceled	(614,012)	3.58

Options outstanding—September 30, 2021	57,615,387	2.95	6.2	435,840

Options exercisable—September 30, 2021	47,590,596	2.68	6.0	372,485

Options vested and expected to vest—September 30, 2021	57,038,128	2.93	6.2	432,717

During the nine months ended September 30, 2021, the Company issued 161,080 shares of common stock upon exercise of 163,124 stock options. As part of cashless exercises, 2,044 shares were applied to the exercise price and tax obligations of the option holders.
The fair value of the options vested during the nine months ended September 30, 2021 was $213.0 million, of which, $203.9 million was attributable to the modified awards that vested upon the Closing of the Business Combination.
Company Earnout Shares
—Pursuant
t
o the Business Combination Agreement, CCCIS shareholders and option holders, subject to continued employment, have the right to receive up to an additional 13,500,000 shares and 1,500,000 shares of common stock, respectively, if, before the tenth anniversary of the Closing, (a) the share price has been greater than or equal to
$15.00 per share for any twenty trading days within any thirty consecutive trading day period beginning after Closing, or (b) there is a change in control, as defined in the Business Combination Agreement.
The fair value of the Company Earnout Shares was estimated on the date of the grant, using the Monte Carlo simulation method. Compensation expense on the shares granted to option holders is recorded ratably over the implied service of five months beginning on July 30, 2021. During the three months ended September 30, 2021, the Company recognized
$8.1
million of stock-based compensation expense related to the Company Earnout Shares granted to the CCCIS option holders.
Phantom Stock
—Phantom Shares vest under the same time-based or performance-based with a market condition as the stock options granted under the 2017 Plan. The valuation of Phantom Shares is measured based on the fair value per share of the Company’s common stock.

No Phantom Shares were granted during the nine months ended September 30, 2021. Upon consummation of the Business Combination on July 30, 2021, all outstanding Phantom Shares vested. As of September 30, 2021, there are no outstanding Phantom Shares.
During the three and nine months ended September 30, 2021, the Company recognized stock-based compensation expense of $5.9 million and $7.0 million, respectively, of which $5.9 million in each period was due to the modification of the vesting terms of the Phantom Shares. During the three and nine months ended September 30, 2020, the Company recognized stock-based compensation expense of $0.1 million and $0.2 million, respectively, related to the Phantom Shares. At September 30, 2021, the outstanding liability for the Phantom Shares is $10.2 million and is classified within accrued liabilities in the accompanying condensed consolidated balance sheet. At December 31, 2020, the outstanding liability for the Phantom Shares was $3.2 million, and was classified within other liabilities in the accompanying condensed consolidated balance sheet.
Stock-Based Compensation
—Stock-based compensation expense has been recorded in the accompanying condensed consolidated statements of operations and comprehensive (loss) income as follows for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$12,169	$141	$12,563	$380
Research and development	35,472	274	36,748	895
Sales and marketing	58,770	480	60,060	1,554
General and administrative	113,465	975	126,042	4,641

Total stock-based compensation expense	$219,876	$1,870	$235,413	$7,470

As of September 30, 2021, there was $15.5 million of unrecognized stock compensation expense related to non-vested
time-based awards which is expected to be recognized over a weighted-average period of 3.1 years.

21.	WARRANTS
As of September 30, 2021, the Company had 86,500,000 Public Warrants and 17,800,000 Private Warrants outstanding.
Public Warrants and Private Warrants may only be exercised for a whole number of shares of the Company’s common stock. No fractional shares will be issued upon exercise of the Public Warrants. Each whole Public Warrant entitles the registered holder to purchase one-fifth
of one share of the Company’s common stock, and each whole Private Warrant entitles the registered holder to purchase one share of the Company’s common stock. All warrants have an exercise price of $11.50 per share, subject to adjustment, beginning on August 29, 2021, and will expire on July 30, 2026 or earlier upon redemption or liquidation.

Redemptions of warrants when the price per share equals or exceeds $18.00
—At any time while the warrants are exercisable, the Company may redeem not less than all of the outstanding warrants (except as described with respect to the Private Warrants):

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days prior written notice of redemption to each warrant holder; and

•
if, and only if, the closing price of the Company’s common shares equals or exceeds $18.00 per share (as adjusted) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Redemptions of warrants when the price per share equals or exceeds $10.00
—At any time while the warrants are exercisable, the Company may redeem not less than all of the outstanding warrants (except as described with respect to the Private Placement Warrants):

•	at a price of $0.10 per warrant;

•
upon a minimum of 30 days prior written notice of redemption provided holders will be able to exercise their warrants on a “cashless basis” prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the fair market value of the Company’s common stock; and

•
if, and only if, the closing price of the Company’s common stock equals or exceeds $10.00 per share (as adjusted) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, as described above, the Company will have the option to require any holder that wishes to exercise the Public Warrants to do so on a cashless basis, as described in the warrant agreement. The exercise price and number of common shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. The Public Warrants will not be adjusted for issuances of the common stock at a price below its exercise price and in no event will the Company be required to net cash settle the Public Warrants.
The Private Warrants are identical to the Public Warrants underlying the shares sold in Dragoneer’s initial public offering. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable,
except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
There were no exercises or redemptions of the Public Warrants or Private Warrants during the period ended September 30, 2021.
The Company determined the Public Warrants and Private Warrants do not meet the criteria to be classified in stockholders’ equity and the fair value of the warrants should be classified as a liability.
The Company recognized an expense of $26.9 million as a change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive (loss) income for each of the three and nine months ended September 30, 2021. At September 30, 2021, the Company’s warrant liability was $85.3 million.

22.	COMMITMENTS
Purchase Obligations
—The Company has long-term agreements with suppliers and other parties related to licensing data used in its products and services, outsourced data center, disaster recovery, and software as a service that expire at various dates through 2031.
During February 2021, the Company entered into a purchase agreement with a supplier. The agreement includes minimum purchase commitments of $15.5 million, $7.1 million, and $6.9 million during the twelve-month periods ending February 28, 2022, February 28, 2023, and February 29, 2024, respectively. As of September 30, 2021, there were no other material changes from the amounts disclosed as of December 31, 2020.
Employment Agreements
—The Company is a party to employment agreements with key employees that provide for compensation and certain other benefits. These agreements also provide for severance payments and bonus under certain circumstances.

23.	LEGAL PROCEEDINGS AND CONTINGENCIES
In the ordinary course of business, the Company is from time to time, involved in various pending or threatened legal actions. The litigation process is inherently uncertain, and it is possible that the resolution of such matters might have a material adverse effect upon the Company’s consolidated financial condition and/or results of operations. The Company’s management believes, based on current information, matters currently pending or threatened are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

24.	RELATED PARTIES
The Company reimburses its principal equity owners for services and any related travel and out-of-pocket
expenses. During the three months ended September 30, 2021 and 2020, the Company had expenses for services, travel and out-of-pocket
expenses to its principal equity owners of $50 thousand and $47 thousand, respectively. During the nine months ended September 30, 2021 and 2020, the Company had expenses for services, travel and out-of-pocket
expenses to its principal equity owners of $0.2 million and $0.1 million, respectively.
The Company has engaged in transactions within the ordinary course of business with entities affiliated with one of its principal equity owners. The Company incurred expenses for human resource support services of $0.1 million and $0.2 million during the three and nine months ended September 30, 2021 and 2020, respectively. The associated payable for the human resource support services was de minimis at September 30, 2021 and December 31, 2020.
Additionally, the Company incurred expenses for employee health insurance benefits with an entity affiliated with one of its principal equity owners of $0.8 million during the three months ended September 30, 2021 and $2.2 million during the nine months ended September 30, 2021. At September 30, 2021, the associated payable was $0.2 million. The affiliated entity providing employee health insurance benefits was not a related party prior to January 2021.
The Company recognized revenue from a customer that is affiliated with one of its principal equity owners. The Company recognized revenue of $0.1 million and $0.3 million during the three and nine months ended September 30, 2021, respectively. Revenue recognized during the three and nine months ended September 30, 2020 was de minimis. At September 30, 2021 and December 31, 2020, the associated receivables were de minimis.

In June 2021, the Company completed a strategic investment in a limited partnership (the “Investee”) in which the Company invested $10.0 million, plus related fees and expenses, for approximately 7% interest (see Note 12). The limited partnership is affiliated with one of the Company’s principal equity owners. The Company reimbursed its principal equity owner $0.2 million for its pro rata portion of related fees and expenses. The limited partnership recognized no income or loss during the three months ended September 30, 2021.
In January 2021, the Company issued 110,679 shares of Class B common stock to a board member for aggregate cash proceeds of $1.0 million.
During the year ended December 31, 2020, the Company entered into a note receivable for $0.7 million with an executive. The outstanding balance was repaid in full during February 2021. Prior to repayment, the note receivable bore interest at 1.58% per annum and required semiannual interest payments through the maturity date in February 2023. At December 31, 2020, the note receivable balance was $0.7 million and was recorded within other assets on the Company’s condensed consolidated balance sheet
.

25.	NET (LOSS) INCOME PER SHARE
The Company calculates basic earnings per share by dividing the net (loss) income by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method. We exclude common stock equivalent shares from the calculation if their effect is anti-dilutive. In a period where the Company is in a net loss position, the diluted loss per share is calculated using the basic share count. The 8,625,000 Sponsor Vesting Shares that are issued and outstanding at September 30, 2021 are excluded from the weighted average number of shares of common stock outstanding until the vesting requirement is met and the restriction is removed.
The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings per share of common stock (in thousands, except for share and per share data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net (loss) income	$(189,782)	$4,720	$(191,050)	$(22,494)
Denominator
Weighted average shares of common stock - basic	566,454,782	504,212,021	525,877,533	504,062,587
Dilutive effect of stock options	—	6,482,472	—	—

Weighted average shares of common stock - diluted	566,454,782	510,694,493	525,877,533	504,062,587
Net (loss) income per share:
Basic	$(0.34)	$0.01	$(0.36)	$(0.04)
Diluted	$(0.34)	$0.01	$(0.36)	$(0.04)
Common stock equivalent shares of approximately 33,220,634 were excluded from the computation of diluted per share amounts for the three months ended September 30, 2021, because their effect was anti-dilutive. No common stock equivalent shares were excluded from the computation of diluted per share amounts for the three months ended September 30, 2020.
Common stock equivalent shares of approximately 28,940,767 and 6,189,883 were excluded from the computation of diluted per share amounts for the nine months ended September 30, 2021 and 2020, respectively, because their effect was anti-dilutive.

26.	SEGMENT INFORMATION AND INFORMATION ABOUT GEOGRAPHIC AREAS
The Company operates in one operating segment. The chief operating decision maker for the Company is the chief executive officer. The chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by type of service and geographic region, for purposes of allocating resources and evaluating financial performance.

Revenues by geographic area presented based upon the location of the customer are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$175,297	$156,062	$496,784	$462,483
China	1,331	1,692	4,421	5,194

Total revenues	$176,628	$157,754	$501,205	$467,677

Software, equipment and property, net by geographic area are as follows (in thousands):

	September 30, 2021	December 31, 2020
United States	$120,953	$101,370
China	65	68

Total software, equipment and property-net	$121,018	$101,438

27.	DIVESTITURE
On December 31, 2020 the Company closed an Asset Purchase Agreement with a third-party buyer (the “Buyer”) to transfer its obligation of providing certain services and related assets and liabilities to the Buyer for total consideration of $3.8 million, including $1.8 million of contingent consideration. The Company has received aggregate payments from the Buyer of $2.9 million through September 30, 2021.
The divestiture did not constitute a discontinued operation or the sale of a business.
The Company recognized a gain on disposition of $3.8 million during the year ended December 31, 2020 within general and administrative expenses in the condensed consolidated statement of operations and comprehensive (loss) income.

28.	SUBSEQUENT EVENTS
Restricted Stock Grant
—During
October 2021
, the Company granted 18,377,978 restricted stock units to employees and members of the board of directors, of which 7,440,245 have time-based vesting and 10,937,733 have performance-based vesting. Time-based vesting awards vest based on continued service, generally four years. Performance-based vesting awards vest upon the occurrence of certain quantitative and qualitative criteria as defined in the award agreements.
Phantom Stock Payment
—In October 2021, the Company paid $10.2 million to the holders of the Phantom Shares that vested upon the Closing of the Business Combination, reflected in accrued expenses in the condensed consolidated balance sheet at September 30, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form
10-Q.
This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements included herein. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” as set forth elsewhere in this Quarterly Report on Form
10-Q.
Unless otherwise indicated or the context otherwise requires, references to “CCC,” the “Company,” “we,” “us,” “our” and other similar terms refer to Cypress Holdings Inc. and its consolidated subsidiaries prior to the Business Combination and to CCC Intelligent Solutions Holdings Inc. and its consolidated subsidiaries after giving effect to the Business Combination.
Business Overview
Founded in 1980, CCC is a leading provider of innovative cloud, mobile, telematics, hyperscale technologies and applications for the property and casualty (“P&C”) insurance economy. Our SaaS platform connects trading partners, facilitates commerce, and supports mission-critical,
AI-enabled
digital workflows. Leveraging decades of deep domain experience, our industry-leading platform processes more than $100 billion in annual transaction value across this ecosystem, digitizing workflows and connecting more than 31,500 companies across the P&C insurance economy, including insurance carriers, collision repairers, parts suppliers, automotive manufacturers, financial institutions and others.
Our business has been built upon two foundational pillars: automotive insurance claims and automotive collision repair. For decades we have delivered leading software solutions to both the insurance and repair industries, including pioneering Direct Repair Programs (“DRP”) in the United States (“U.S.”) beginning in 1992. Direct Repair Programs connect auto insurers and collision repair shops to create business value for both parties, and require digital tools to facilitate interactions and manage partner programs.
Insurer-to-shop
DRP connections have created a strong network effect for CCC’s platform, as insurers and repairers both benefit by joining the largest network to maximize opportunities. This has led to a virtuous cycle in which more insurers on the platform drives more value for the collision shops on the platform, and vice versa.
We believe we have become a leading insurance and repair SaaS provider in the U.S. by increasing the depth and breadth of our SaaS offerings over many years. Our insurance solutions help insurance carriers manage mission-critical workflows, from claims to underwriting, while building smart, dynamic experiences for their own customers. Our software integrates seamlessly with both legacy and modern systems alike and enables insurers to rapidly innovate on our platform. Our repair solutions help collision repair facilities achieve better performance throughout the collision repair cycle by digitizing processes to drive business growth, streamline operations, and improve repair quality. We have more than 300 insurers on our network, connecting with over 26,500 repair facilities through our multi-tenant cloud platform. We believe our software is the architectural backbone of insurance DRP programs and is the primary driver of material revenue for our collision shop customers and a source of material efficiencies for our insurance carrier customers.
Our platform is designed to solve the
many-to-many
problem faced by the insurance economy. There are numerous internally and externally developed insurance software solutions in the market today, with the vast majority of applications focused on insurance-only use cases and not on serving the broader insurance ecosystem. We have prioritized building a leading network around our automotive insurance and collision repair pillars to further digitize interactions and maximize value for our customers. We have tens of thousands of companies on our platform that participate in the insurance economy, including insurers, repairers, parts suppliers, automotive manufacturers, and financial institutions. Our solutions create value for each of these parties by enabling them to connect to our vast network to collaborate with other companies, streamline operations, and reduce processing costs and dollars lost through claims management inefficiencies, or claims leakage. Expanding our platform has added new layers of network effects, further accelerating the adoption of our software solutions.

We have processed more than $1 trillion of historical data across our network, allowing us to build proprietary data assets that leverage insurance claims, vehicle repair, automotive parts and other vehicle-specific information. We are uniquely positioned to provide data-driven insights, analytics, and
AI-enhanced
workflows that strengthen our solutions and improve business outcomes for our customers. Our Smart Suite of AI solutions increases automation across existing insurer processes including vehicle damage detection, claim triage, repair estimating, and intelligent claims review. We deliver real-world AI solutions, and have more than 300 AI models deployed in production environments across more than 75 insurers.
One of the primary obstacles facing the P&C insurance economy is increasing complexity. Complexity in the P&C insurance economy is driven by technological advancements, Internet of Things (“IoT”) data, new business models, and changing customer expectations. We believe digitization plays a critical role in managing this growing complexity while meeting customer expectations. Our technology investments are focused on digitizing complex processes and interactions across our ecosystem, and we believe we are well positioned to power the P&C insurance economy of the future with our data, network, and platform.
While our position in the P&C insurance economy is grounded in the automotive insurance sector, the largest insurance sector in the U.S. representing nearly half of Direct Written Premiums (“DWP”), we believe our integrations and cloud platform are capable of driving innovation across the entire P&C insurance economy. Our customers are increasingly looking for CCC to expand its solutions to other parts of their business where they can benefit from our technology, service, and partnership. In response, we are investing in new solutions that we believe will enable us to digitize the entire automotive claims lifecycle, and over time expand into adjacencies including other insurance lines.
We have strong customer relationships in the
end-markets
we serve, and these relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. We have customer agreements with more than 300 insurers (including carriers, self-insurers and other entities processing insurance claims), including 18 of the top 20 automotive insurance carriers in the U.S., based on DWP, and hundreds of regional carriers. We have more than 31,500 total customers, including over 26,500 automotive collision repair facilities (including repairers and other entities that estimate damaged vehicles), thousands of automotive dealers, 13 of the top 15 automotive manufacturers, based on new vehicle sales, and numerous other companies that participate in the P&C insurance economy.
Key Performance Measures and Operating Metrics
In addition to our GAAP and
non-GAAP
financial measures, we rely on Software Net Dollar Retention Rate (“Software NDR”) and Software Gross Dollar Retention Rate (“Software GDR”) to measure and evaluate our business to make strategic decisions. Software NDR and Software GDR may not be comparable to or calculated in the same way as other similarly titled measures used by other companies.
Software NDR
We believe that Software NDR provides our management and our investors with insight into our ability to retain and grow revenue from our existing customers, as well as their potential long-term value to us. We also believe the results shown by this metric reflect the stability of our revenue base, which is one of our core competitive strengths. We calculate Software NDR by dividing (a) annualized software revenue recorded in the last month of the measurement period, for example, September for a quarter ending September 30, for unique billing accounts that generated revenue during the corresponding month of the prior year by (b) annualized software revenue as of the corresponding month of the prior year. The calculation includes changes for these billing accounts, such as change in the solutions purchased, changes in pricing and transaction volume, but does not reflect revenue for new customers added. The calculation excludes: (a) changes in estimates related to the timing of one-time
revenue and other revenue, including professional services, and (b) annualized software revenue for smaller customers with annualized software revenue below the threshold of $100,000 for carriers and $4,000 for shops. The customers that do not meet the revenue threshold are small carriers and shops that tend to have different buying behaviors, with a narrower solution focus, and different tenure compared to our core customers (excluded small carriers and shops represent less than 5% of total revenue within these sales channels). Our Software NDR includes carriers and shops who subscribe to our auto physical damage solutions, which account for most of the Company’s revenue, and excludes revenue from smaller emerging solutions with international subsidiaries or other ecosystem solutions, such as parts suppliers and other automotive manufacturers, and also excludes CCC Casualty which are usage and professional service based solutions.

	Quarter Ending	2021	2020
Software NDR	March 31	106%	105%
	June 30	110%	103%
	September 30	113%	103%
	December 31		103%
Software GDR
We believe that Software GDR provides our management and our investors with insight into the value our solutions provide to our customers as represented by our ability to retain our existing customer base. We believe the results shown by this metric reflect the strength and stability of our revenue base, which is one of our core competitive strengths. We calculate Software GDR by dividing (a) annualized software revenue recorded in the last month of the measurement period in the prior year, reduced by annualized software revenue for unique billing accounts that are no longer customers as of the current period end by (b) annualized software revenue as of the corresponding month of the prior year. The calculation reflects only customer losses and does not reflect customer expansion or contraction for these billing accounts and does not reflect revenue for new customer billing accounts added. Our Software GDR calculation represents our annualized software revenue that is retained from the prior year and demonstrates that the vast majority of our customers continue to use our solutions and renew their subscriptions. The calculation excludes: (a) changes in estimates related to the timing of one-time
revenue and other revenue, including professional services, and (b) annualized software revenue for smaller customers with annualized software revenue below the threshold of $100,000 for carriers and $4,000 for shops. The customers that do not meet the revenue threshold are small carriers and shops that tend to have different buying behaviors, with a narrower solution focus, and different tenure compared to our core customers (excluded small carriers and shops which represent less than 5% of total revenue within these sales channels). Our Software GDR includes carriers and shops who subscribe to our auto physical damage solutions, which account for most of the Company’s revenue, and excludes revenue from smaller emerging solutions with international subsidiaries or other ecosystem solutions, such as parts suppliers and other automotive manufacturers, and excludes CCC’s casualty solutions which are usage and professional service based solutions.

	Quarter Ending	2021	2020
Software GDR	March 31	98%	98%
	June 30	98%	98%
	September 30	98%	98%
	December 31		98%
Recent Developments
The Business Combination
On July 30, 2021, we consummated the previously announced business combination transaction pursuant to the Business Combination Agreement dated February 2, 2021, as amended, between CCC and Dragoneer.
Upon the closing of the Business Combination, Dragoneer was renamed “CCC Intelligent Solutions Holdings Inc.” and the Company became a wholly owned subsidiary of CCC Intelligent Solutions Holdings Inc.
The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Dragoneer was treated as the acquired company for accounting purposes and the Business Combination was treated as the equivalent of CCCIS issuing stock for the net assets of Dragoneer, accompanied by a recapitalization.

The board of directors of CCCIS approved a modification that resulted in vesting of the performance-based awards with a market condition and the Phantom Shares upon Closing of the Business Combination. At the time of modification, the Company estimated a new fair value of the modified awards and the Company recognized $203.9 million of stock-based compensation expense based on the fair value of the performance-based awards with a market condition and $6.0 million of stock-based compensation expense based on the fair value of the Phantom Shares.
As a result of the Business Combination, we received net cash contributions from the Business Combination of $763.3 million from the Dragoneer trust account, funds received for issuance of common stock pursuant to forward purchase agreements and private investment in public equity investors.
See Note 3 to the condensed consolidated financial statements included in this Quarterly Report on
Form 10-Q
for additional information on the Business Combination.
COVID-19
In March 2020, the World Health Organization declared the outbreak of the new strain of the coronavirus to be a pandemic. The
COVID-19
pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The
COVID-19
pandemic has resulted in federal and state governments implementing measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of non-essential
businesses. To protect the health and well-being of its employees, suppliers, and customers, the Company has made substantial modifications to employee travel policies, implemented office closures as employees are advised to work from home, and cancelled or shifted the majority of its conferences and other marketing events to virtual-only. The
COVID-19
pandemic has impacted and may continue to impact our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time.
Components of Results of Operations
Revenue
Revenue is derived from the sale of software subscriptions and other revenue, primarily professional services. Software subscription revenues are comprised of fees from customers for the right to use the hosted software over the contract period without taking possession of the software. These revenues are billed on either a subscription or transactional basis with subscription revenue recognized ratably over the contract period and transactional revenue recognized when the transaction for the related service occurs. We generally invoice software subscription agreements monthly either in advance or in arrears, over the subscription period. Software subscription revenue accounted for $170.0 million and $143.8 million, or 96% and 91%, of total revenue during the three months ended September 30, 2021 and 2020, respectively. Software subscription revenue accounted for $481.8 million and $422.8 million, or 96% and 90%, of total revenue during the nine months ended September 30, 2021 and 2020, respectively.
Revenues from professional services include fees from customers for the Company’s First Party Clinical Services, and other non-software
services. First Party Clinical Services revenue and other
non-software
services revenue is recognized in the period the service is performed. In December 2020, we sold our First Party Clinical Services to a third-party buyer. First Party Clinical Services revenue was $7.8 million for the three months ended September 30, 2020 and $26.1 million for the nine months ended September 30, 2020.
Costs and Expenses
Cost of Revenue
Cost of Revenue, exclusive of amortization of acquired technologies
These costs include costs of software subscription and professional services revenue. Our cost of software subscription revenue is primarily comprised of cloud infrastructure costs, software production costs, information technology (“IT”) security costs, license and royalty fees paid to third parties and personnel-related expenses, including salaries, other direct personnel-related costs and stock-based compensation, and depreciation expense. We expect cost of revenue, exclusive of amortization of acquired intangibles, to increase in absolute dollars as we continue to hire personnel, require additional cloud infrastructure and incur higher royalty fees in support of our revenue growth.

Our cost of professional services revenue is primarily comprised of personnel-related expenses for our customer support teams and contractors, including salaries, direct personnel-related costs and stock-based compensation, and fees paid to third parties. We expect our cost of professional services to decline with the expected decrease in professional services revenue and following the divestiture of our First Party Clinical Services in December 2020. First Party Clinical Services cost of revenue was $7.2 million for the three months ended September 30, 2020 and $23.0 million for the nine months ended September 30, 2020.
Amortization of Acquired Technologies
We amortize to cost of revenue the capitalized costs of technologies acquired in connection with historical acquisitions.
Operating expenses
Operating expenses are categorized into the following categories:
Research and development
Our research and development expenses consist primarily of personnel-related costs, including stock-based compensation, and costs of external development resources involved in the engineering, design and development of new solutions, as well as expenses associated with significant ongoing improvements to existing solutions. Research and development expenses also include costs for certain IT expenses.
Research and development costs, other than software development costs qualifying for capitalization, are expensed as incurred. Capitalized software development costs consist primarily of personnel-related costs.
We expect research and development expenses to increase in absolute dollars as we continue to dedicate substantial resources to develop, improve and expand the functionality of our solutions. We also expect an increase in the rate of capitalization of our investments in research and development for the foreseeable future.
Selling and Marketing
Our selling and marketing expenses consist primarily of personnel-related costs for our sales and marketing functions, including sales commissions and stock-based compensation. Additionally, selling and marketing expenses include advertising costs, marketing costs and event costs, including the Company’s annual industry conference.
We expect our selling and marketing expenses to increase on an absolute dollar basis as we continue to increase investments to support the growth of our business.
General and Administrative
Our general and administrative expenses consist primarily of personnel-related costs, including stock-based compensation, for our executive management and administrative employees, including finance and accounting, human resources, information technology, facilities and legal functions. Additionally, general and administrative expenses include professional service fees, insurance premiums, and other corporate expenses that are not allocated to the above expense categories.
We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations, hire additional personnel, and incur costs as a public company.

Amortization of Intangible Assets
Our amortization of intangible assets consists of the capitalized costs of customer relationships and favorable lease terms acquired in connection with historical acquisitions.
Non-operating
income (expense)
Non-operating
income (expense) is categorized into the following categories:
Interest Expense
Interest expense comprises interest expense accrued or paid on our indebtedness. We expect interest expense to vary each reporting period depending on the amount of outstanding indebtedness and prevailing interest rates.
Gain (Loss) on Change in Fair Value of Interest Rate Swaps
Gain (loss) on change in fair value of interest rate swaps comprises fair value adjustments of our interest rate swap agreements at the end of each reporting period.
In September 2021, we extinguished the interest rate swaps and do not expect to recognize any gain or loss on the change in fair value of interest rate swaps in subsequent periods.
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities comprises fair value adjustments of the Public Warrants and Private Warrants assumed in connection with the Business Combination. We expect the change in fair value of warrant liabilities to vary each reporting period depending on the fair value adjustments and number of exercises of outstanding Public Warrants and Privates Warrants during each reporting period.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt comprises the
write-off
of deferred financing fees and original issue discount associated with the Company’s long-term debt at the time of early extinguishment.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income on the Company’s cash balances and foreign currency transaction gains and losses related to the impact of transactions denominated in a foreign currency.
Income Tax Benefit (Provision)
Income tax benefit (provision) consists of U.S. and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. Earnings from our
non-U.S.
activities are subject to local country income tax and may be subject to current U.S. income tax. Due to cumulative losses, we maintain a full valuation allowance for deferred tax assets for our operations in foreign jurisdictions. We expect to maintain this full valuation allowance for the foreseeable future.

Results of Operations
Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

	Three Months Ended September 30,		Change
(dollar amounts in thousands, except share and per share data)	2021	2020	$	%
Revenue	$176,628	$157,754	$18,874	12.0%
Cost of revenue, exclusive of amortization of acquired technologies	51,273	43,879	7,394	16.9%
Amortization of acquired technologies	6,580	6,576	4	0.1%

Cost of revenue	57,853	50,455	7,398	14.7%

Gross profit	118,775	107,299	11,476	10.7%
Operating expenses:
Research and development	67,016	26,816	40,200	149.9%
Selling and marketing	80,382	17,427	62,955	361.2%
General and administrative	142,511	21,893	120,618	550.9%
Amortization of intangible assets	18,078	18,078	—	0.0%

Total operating expenses	307,987	84,214	223,773	265.7%

Operating (loss) income	(189,212)	23,085	(212,297)	NM
Other income (expense):
Interest expense	(13,878)	(19,788)	5,910	29.9%
Gain on change in fair value of interest rate swaps	2,007	3,894	(1,887)	-48.5%
Change in fair value of warrant liabilities	(26,889)	—	(26,889)	NM
Loss on early extinguishment of debt	(15,240)	—	(15,240)	NM
Other (expense) income, net	(93)	49	(142)	NM

Total other income (expense)	(54,093)	(15,845)	(38,248)	-241.4%
(Loss) income before income taxes	(243,305)	7,240	(250,545)	NM
Income tax benefit (provision)	53,523	(2,520)	56,043	NM

Net (loss) income	$(189,782)	$4,720	$(194,502)	NM

Net (loss) income per share attributable to common stockholders:
Basic	$(0.34)	$0.01
Diluted	$(0.34)	$0.01
Weighted-average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	566,454,782	504,212,021
Diluted	566,454,782	510,694,493
NM—Not Meaningful
Revenues
Revenue increased by $18.9 million to $176.6 million, or 12.0%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase in revenue was primarily a result of 12% growth from existing customer upgrades and expanding solution offerings to these existing customers as well as 5% growth from new customers and 1% increase in other transaction revenue, partially offset by a 5% impact in professional services revenues due to the divestiture of the First Party Clinical Services in December 2020.
Cost of Revenue
Cost of revenue increased by $7.4 million to $57.9 million, or 14.7%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

Cost of Revenue, exclusive of amortization of acquired technologies
Cost of revenue, exclusive of amortization of acquired technologies, increased $7.4 million to $51.3 million, or 16.9%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was due to a $12.0 million increase in stock-based compensation mainly from a vesting term modification of outstanding stock options completed in conjunction with the Business Combination and a $2.7 million increase in personnel costs, partially offset by a decrease of $7.2 million of costs related to the divestiture of First Party Clinical Services in December 2020.
Amortization of Acquired Technologies
Amortization of acquired technologies was $6.6 million for each of the three months ended September 30, 2021 and 2020.
Gross Profit
Gross profit increased by $11.5 million to $118.8 million, or 10.7%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase in absolute dollars was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements. Our gross profit margin decreased to 67.2% for the three months ended September 30, 2021 compared to 68.0% for the three months ended September 30, 2020. The decrease in gross profit margin was due to a $12.0 million, or 6.8%, increase in stock-based compensation expense from the vesting term modification completed in conjunction with the Business Combination, offset by increased software subscription revenues and economies of scale resulting from fixed cost arrangements.
Research and Development
Research and development expense increased by $40.2 million to $67.0 million, or 149.9%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was due to a $35.2 million increase in stock-based compensation mainly from a vesting term modification of outstanding stock options completed in conjunction with the Business Combination, a $5.0 million increase in personnel costs and a $0.9 million increase in IT costs, partially offset by a $1.2 million increase in the amount of capitalized time on development projects.
Selling and Marketing
Selling and marketing expense increased by $63.0 million to $80.4 million, or 361.2%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to a $58.4 million increase in stock-based compensation mainly from a vesting term modification of outstanding stock options completed in conjunction with the Business Combination, a $3.6 million increase in personnel costs, including sales incentives, and a $0.5 million increase in employee travel costs.
General and Administrative
General and administrative expense increased by $120.6 million to $142.5 million, or 550.9%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to a $112.5 million increase in stock-based compensation mainly from a vesting term modification of outstanding stock options completed in conjunction with the Business Combination, a $1.3 million increase in insurance costs, a $1.6 million increase in personnel costs and a $1.0 million increase in technology and communication costs. Additionally, the Company recognized $2.5 million of additional depreciation expense during the three months ended September 30, 2021 primarily related to the acceleration of depreciation on leasehold improvements at the Company’s corporate headquarters and facilities costs increased $1.1 million due to the Company’s overlapping corporate headquarters leases and due to the acceleration of rent expense from the planned move from its current to its new headquarters in the fourth quarter of 2021.

Amortization of Intangible Assets
Amortization of intangible assets was $18.1 million during the three months ended September 30, 2021 and 2020.
Interest Expense
Interest expense decreased by $5.9 million to $13.9 million, or 29.9%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020 primarily due to less outstanding long-term debt during the three months ended September 30, 2021.
Gain on Change in Fair Value of Interest Rate Swaps
Gain on change in fair value of interest rate swaps decreased by $1.9 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The decrease was attributable to the proximity of the maturity date of the swap agreements and the timing of the extinguishment of the interest rate swaps in September 2021.
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities was $26.9 million for the three months ended September 30, 2021. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist in the prior year. The expense was due to the increase in the estimated fair value of the Public Warrants and Private Warrants between July 30, 2021, the closing date of the Business Combination and September 30, 2021.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt during the three months ended September 30, 2021 was $15.2 million due to the early repayments of the total balance outstanding under the Company’s First Lien Term Loan. There was no loss on early extinguishment of debt during the three months ended September 30, 2020.
Income Tax Benefit (Provision)
Income tax benefit (provision) was a benefit of $53.5 million for the three months ended September 30, 2021, compared to a provision of $2.5 million for the three months ended September 30, 2020. The change in the income tax benefit (provision) was due to the Company’s pretax loss during the three months ended September 30, 2021, primarily due to higher stock-based compensation expense, compared to the pretax income during the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

	Nine Months Ended September 30,		Change
(dollar amounts in thousands, except share and per share data)	2021	2020	$	%
Revenue	$501,205	$467,677	$33,528	7.2%
Cost of revenue, exclusive of amortization of acquired technologies	128,218	135,674	(7,456)	-5.5%
Amortization of acquired technologies	19,740	19,725	15	0.1%

Cost of revenue	147,958	155,399	(7,441)	-4.8%

Gross profit	353,247	312,278	40,969	13.1%
Operating expenses:
Research and development	128,894	82,131	46,763	56.9%
Selling and marketing	121,350	56,608	64,742	114.4%
General and administrative	208,745	66,460	142,285	214.1%
Amortization of intangible assets	54,232	54,232	—	0.0%

Total operating expenses	513,221	259,431	253,790	97.8%

Operating (loss) income	(159,974)	52,847	(212,821)	NM
Other income (expense):
Interest expense	(51,548)	(57,588)	6,040	10.5%
Gain (loss) on change in fair value of interest rate swaps	8,373	(16,633)	25,006	NM
Change in fair value of warrant liabilities	(26,889)	—	(26,889)	NM
Loss on early extinguishment of debt	(15,240)	(8,615)	(6,625)	-76.9%
Other (expense) income, net	1	304	(303)	-99.7%

Total other income (expense)	(85,303)	(82,532)	(2,771)	-3.4%
Loss before income taxes	(245,277)	(29,685)	(215,592)	-726.3%
Income tax benefit	54,227	7,191	47,036	654.1%

Net loss	$(191,050)	$(22,494)	$(168,556)	-749.3%

Net loss per share attributable to common stockholders—basic and diluted	$(0.36)	$(0.04)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	525,877,533	504,062,587
NM—Not Meaningful
Revenues
Revenue increased by $33.5 million to $501.2 million, or 7.2%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in revenue was primarily a result of a 8% growth from existing customer upgrades and expanding solution offerings to these existing customers as well as 4% growth from new customers and 1% increase in other transaction revenue, partially offset by a 6% impact on professional services revenues due to the divestiture of the First Party Clinical Services in December 2020.
Cost of Revenue
Cost of revenue decreased by $7.4 million to $148.0 million, or 4.8%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.
Cost of Revenue, exclusive of amortization of acquired technologies
Cost of revenue, exclusive of amortization of acquired technologies, decreased $7.5 million to $128.2 million, or 5.5%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The decline was due to a reduction of $23.0 million of costs related to the divestiture of First Party Clinical Services in December 2020 and a $1.8 million decrease in consulting costs, partially offset by a $12.2 million increase in stock-based compensation mainly from a vesting term modification of outstanding stock options completed in conjunction with the Business Combination and a $4.8 million increase in personnel costs.

Amortization of Acquired Technologies
Amortization of acquired technologies was $19.7 million for the nine months ended September 30, 2021 and 2020.
Gross Profit
Gross profit increased by $41.0 million to $353.2 million, or 13.1%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Our gross profit margin increased to 70.5% for the nine months ended September 30, 2021 compared to 66.8% for the nine months ended September 30, 2020. The increase in absolute dollars and gross profit margin was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements, partially offset by an increase in stock-based compensation.
Research and Development
Research and development expense increased by $46.8 million to $128.9 million, or 56.9%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily due to a $35.9 million increase in stock-based compensation mainly from a modification in the vesting terms of stock options completed in conjunction with the Business Combination, a $11.5 million increase in personnel-related costs and a $3.8 million increase in IT costs, partially offset by a $1.4 million decrease in consulting costs and a $2.1 million increase in the amount of capitalized time on development projects.
Selling and Marketing
Selling and marketing expense increased by $64.7 million to $121.4 million, or 114.4%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily due to a $58.7 million increase in stock-based compensation mainly from a modification in the vesting terms of stock options completed in conjunction with the Business Combination and a $7.5 million increase in personnel costs, including sales incentives, partially offset by a $0.8 million decrease in consulting costs and impacts from
COVID-19,
including a $0.6 million decrease in travel costs.
General and Administrative
General and administrative expense increased by $142.3 million to $208.7 million, or 214.1%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily due to a $121.4 million increase in stock-based compensation mainly from a vesting term modification of outstanding stock options completed in conjunction with the Business Combination, a $3.3 million increase in personnel costs, a $1.3 million increase in insurance costs, and $6.3 million for the business combination transaction and. Additionally, the Company recognized $2.8 million of additional depreciation expense during the nine months ended September 30, 2021 primarily related to the acceleration of depreciation on leasehold improvements at the Company’s corporate headquarters and facilities costs increased $4.2 million due to the Company’s overlapping corporate headquarters leases and due to the acceleration of rent expense from the planned move from its current to its new headquarters in the fourth quarter of 2021.
Amortization of Intangible Assets
Amortization of intangible assets was $54.2 million during the nine months ended September 30, 2021 and 2020.

Interest Expense
Interest expense decreased by $6.0 million to $51.5 million, or 10.5%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 primarily due to less outstanding long-term debt during the nine months ended September 30, 2021.
Gain (Loss) on Change in Fair Value of Interest Rate Swaps
Gain on change in fair value of interest rate swaps was $8.4 million for the nine months ended September 30, 2021, compared to a loss on change in fair value of interest rate swaps of $16.6 million for the nine months ended September 30, 2020. The gain recognized for the nine months ended September 30, 2021 was due to the proximity of the maturity date and timing of the extinguishment of the interest rate swaps in September 2021. The loss recognized in the prior period was mainly attributable to the decline in the forward yield curve during the nine months ended September 30, 2020.
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities was $26.9 million for the nine months ended September 30, 2021. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist in the prior year. The expense was due to the increase in the estimated fair value of the Public Warrants and Private Warrants between July 30, 2021, the closing date of the Business Combination, and September 30, 2021.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt during the nine months ended September 30, 2020 was $15.2 million due to the early repayments of the total balance outstanding under the Company’s First Lien Term Loan. Loss on early extinguishment of debt during the nine months ended September 30, 2020 was $8.6 million due to the early repayment of the total balance outstanding under the Company’s Second Lien Term Loan.
Income Tax Benefit
Income tax benefit increased by $47.0 million to $54.2 million, or 654.1%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Income tax benefit increased primarily due to higher pretax losses, primarily due to higher stock-based compensation expense.
Non-GAAP
Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe that Adjusted Gross Profit, and EBITDA and Adjusted EBITDA, which are each non-GAAP
measures, are useful in evaluating our operational performance. We use this non-GAAP
financial information to evaluate our ongoing operations and for internal planning, budgeting and forecasting purposes and, starting in 2021, for setting management bonus programs. We believe that non-GAAP
financial information, when taken collectively, may be helpful to investors in assessing our operating performance and comparing our performance with competitors and other comparable companies, which may present similar non-GAAP
financial measures to investors. Our computation of these
non-GAAP
measures may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate these measures in the same fashion. We endeavor to compensate for the limitation of the non-GAAP
measure presented by also providing the most directly comparable GAAP measure and a description of the reconciling items and adjustments to derive the non-GAAP
measure. These
non-GAAP
measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP
measures on a supplemental basis.

Adjusted Gross Profit
We believe that Adjusted Gross Profit, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Gross Profit is defined as gross profit, adjusted for the gross profit associated with First Party Clinical Services which was divested as of December 31, 2020, amortization of acquired technologies, business combination transaction costs, and stock-based compensation, which are not indicative of our recurring core business operating results. The Adjusted Gross Profit Margin is defined as Adjusted Gross Profit divided by Revenue, less First Party Clinical Services divested revenue of $0 and $7,830 for the three months ended September 30, 2021 and 2020, respectively, and $0 and $26,057 for the nine months ended September 30, 2021 and 2020 (amounts in thousands). Gross profit is the most directly comparable GAAP measure to Adjusted Gross Profit, and you should review the reconciliation of Gross Profit to Adjusted Gross Profit below and not rely on any single financial measure to evaluate our business.
The following table reconciles Gross Profit to Adjusted Gross Profit for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands, except percentages)	2021	2020	2021	2020
Gross Profit	$118,775	$107,299	$353,247	$312,278
First Party Clinical Services—Gross Profit	—	(645)	—	(3,035)
Amortization of acquired technologies	6,580	6,576	19,740	19,725
Business combination transaction costs	905	—	905	—
Stock-based compensation	12,169	141	12,563	380

Adjusted Gross Profit	$138,429	$113,371	$386,455	$329,348

Gross Profit Margin	67%	68%	70%	67%
Adjusted Gross Profit Margin	78%	76%	77%	75%
For the three months ended September 30, 2021, Adjusted Gross Profit increased $25.1 million or 22.1%, while Adjusted Gross Profit Margin increased 2% to 78%. For the nine months ended September 30, 2021, Adjusted Gross Profit increased $57.1 million or 17.3%, while Adjusted Gross Profit Margin increased 2% to 77%. Each of these increases in Adjusted Gross Profit and Adjusted Gross Profit Margin were primarily due to an increase in software subscription revenue and economies of scale resulting from fixed cost arrangements.
EBITDA and Adjusted EBITDA
We believe that EBITDA and Adjusted EBITDA, as defined below, are useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational
expenses. EBITDA is defined as net (loss) income adjusted for interest, taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for (gain) loss on change in fair value of interest rate swaps, change in fair value of warrant liabilities, stock-based compensation expense, loss on early extinguishment of debt, business combination transaction costs, lease abandonment charges, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its existing headquarters’ lease, net costs related to divestiture and less revenue and related cost of revenue associated with First Party Clinical Services, which was divested as of December 31, 2020. Net (loss) income is the most directly comparable GAAP measure to Adjusted EBITDA, and you should review the reconciliation of net (loss) income to adjusted EBITDA below and not rely on any single financial measure to evaluate our business.
EBITDA and Adjusted EBITDA are intended as supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. You should be aware that when evaluating EBITDA and Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring
items.

The following table reconciles net (loss) income to Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in thousands)	2021	2020	2021	2020
Net (loss) income	$(189,782)	$4,720	$(191,050)	$(22,494)
Interest expense	13,878	19,788	51,548	57,588
Income tax provision (benefit)	(53,523)	2,520	(54,227)	(7,191)
Amortization of intangible assets	18,078	18,078	54,232	54,232
Amortization of acquired technologies—Cost of revenue	6,580	6,576	19,740	19,725
Depreciation and amortization related to software, equipment and property	7,694	4,496	18,161	13,039

EBITDA	(197,075)	56,178	(101,596)	114,899
(Gain) loss on change in fair value of interest rate swaps	(2,007)	(3,894)	(8,373)	16,633
Change in fair value of warrant liabilities	26,889	—	26,889	—
Stock-based compensation expense	219,876	1,869	235,413	7,471
Loss on early extinguishment of debt	15,240	—	15,240	8,615
Business combination transaction costs	5,516	93	10,471	93
Lease abandonment	438	—	2,256	—
Lease overlap costs	924	—	2,773	—
Net costs related to divestiture	338	—	2,605	—
First Party Clinical Services—Revenue	—	(7,830)	—	(26,083)
First Party Clinical Services—Cost of revenue	—	7,185	—	23,048

Adjusted EBITDA	$70,139	$53,601	$185,678	$144,676

Adjusted EBITDA increased $16.5 million, or 30.9%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Adjusted EBITDA increased $41.0 million, or 28.3%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. These increases were driven primarily by increased software subscription revenues from expanding solution adoption among existing customers, existing customer upgrades and sales to new customers and economies of scale resulting from fixed cost arrangements.
Adjusted Net Income and Adjusted Earnings Per Share
We believe that Adjusted Net Income, as defined below, and Adjusted Earnings Per Share are useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational
expenses. Adjusted Net Income is defined as net (loss) income adjusted for the after-tax
effects of amortization, (gain) loss on change in fair value of interest rate swaps, change in fair value of warrant liabilities, stock-based compensation expense, loss on early extinguishment of debt, business combination transaction costs, lease abandonment charges, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its existing headquarters’ lease, net costs related to divestiture, less revenue and related cost of revenue associated with First Party Clinical Services, which was divested as of December 31, 2020. Net (loss) income is the most directly comparable GAAP measure to Adjusted Net Income, and you should review the reconciliation of net (loss) income to Adjusted Net Income below and not rely on any single financial measure to evaluate our business.
Adjusted Net Income and Adjusted Earnings Per Share are intended as supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. You should be aware that when evaluating Adjusted Net Income and Adjusted Earnings Per Share, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring
items.

The following table reconciles net (loss) income and GAAP basic and diluted earnings per share to Adjusted Net Income and Adjusted Earnings per Share for the three and nine months ended September 30, 2021 and 2020, respectively.

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in thousands)	2021	2020	2021	2020

Net (loss) income	$(189,782)	$4,720	$(191,050)	$(22,494)
Amortization of intangible assets	18,078	18,078	54,232	54,232
Amortization of acquired technologies—Cost of revenue	6,580	6,576	19,740	19,725
(Gain) loss on change in fair value of interest rate swaps	(2,007)	(3,894)	(8,373)	16,633
Change in fair value of warrant liabilities	26,889	—	26,889	—
Stock-based compensation expense	219,876	1,869	235,413	7,471
Loss on early extinguishment of debt	15,240	—	15,240	8,615
Business combination transaction costs	5,516	93	10,471	93
Lease abandonment	438	—	2,256	—
Lease overlap costs	924	—	2,773	—
Net costs related to divestiture	338	—	2,605	—
First Party Clinical Services—Revenue	—	(7,830)	—	(26,083)
First Party Clinical Services—Cost of revenue	—	7,185	—	23,048
Tax effect of adjustments	(72,360)	(5,716)	(89,134)	(26,947)

Adjusted net income	$29,730	$21,081	$81,062	$54,293
Adjusted net income per share attributable to common stockholders
Basic	$0.05	$0.04	$0.15	$0.11
Diluted	$0.05	$0.04	$0.15	$0.11
Weighted average shares outstanding
Basic	566,454,782	504,212,021	525,877,533	504,062,587
Diluted	599,675,416	510,694,493	554,818,300	510,252,470
Adjusted Net Income increased $8.6 million, or 41.0%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Adjusted Net Income increased $26.8 million, or 49.3% for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. These increases were driven primarily by increased software subscription revenues from expanding solution adoption among existing customers, existing customer upgrades and sales to new customers and economies of scale resulting from fixed cost arrangements.
Liquidity and Capital Resources
We have financed our operations from cash flows from operations. As of September 30, 2021, the Company had cash and cash equivalents of $160.5 million. The Company had a working capital surplus of $145.9 million at September 30, 2021 and had an accumulated deficit at September 30, 2021 totaling $688.5 million. As of September 30, 2021, the Company had $800.0 million aggregate principal amount outstanding on term loans.
We believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our revolving credit facility will be sufficient to fund our operations, fund required long-term debt repayments and meet our commitments for capital expenditures for at least the next twelve months.
Although we are not currently a party to any material definitive agreement regarding potential investments in, or acquisitions of, complementary business, applications or technologies, we may enter into these types of arrangements, which could reduce our cash and cash equivalents or require us to seek additional equity or debt financing. Additional funds from financing arrangements may not be available on terms favorable to us or at all.

Debt
On September 21, 2021, CCC Intelligent Solutions Inc., an indirect wholly owned subsidiary of the Company, together with certain of the Company’s subsidiaries acting as guarantors entered into the 2021 Credit Agreement, dated as of September 21, 2021.
The 2021 Credit Agreement replaces the Company’s First Lien Credit Agreement, dated as of April 27, 2017, as amended as of February 14, 2020.
The 2021 Credit Agreement consists of the Term B Loan for an aggregate principal amount of $800.0 million and the 2021 Revolving Credit Facility for an aggregate principal amount of $250.0 million. The Company received proceeds of $798.0 million, net of debt discount of $2.0 million, related to the Term B Loan.
Using proceeds from the Term B Loan, we repaid the outstanding borrowings under our First Lien Credit Agreement. The repayment was determined to be a debt extinguishment and we recognized a $9.2 million loss on early extinguishment of debt during the three months ended September 30, 2021.
The Term B Loan requires quarterly principal payments of $2.0 million until June 30, 2028, with the remaining outstanding principal amount required to be paid on the maturity date, September 21, 2028. Beginning with fiscal year ending December 31, 2022, the Term B Loan requires a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. As of September 30, 2021, the Company is not subject to the annual excess cash flow calculation and no such principal prepayments are required.
As of September 30, 2021, the amount outstanding under the Term B Loans was $800.0 million and there were no amounts outstanding on the Company’s 2021 Revolving Credit Facility.
Amounts outstanding under the 2021 Credit Agreement bear interest at a variable rate of LIBOR, plus up to 2.50% per annum based upon the Company’s leverage ratio, as defined in the 2021 Credit Agreement. A quarterly commitment fee of up to 0.50% is payable on the unused portion of the 2021 Revolving Credit Facility.
During the three months ended September 30, 2021 the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 3.0%.
Borrowings under the 2021 Credit Agreement are guaranteed by Cypress Intermediate Holdings II, Inc. and certain of its U.S. subsidiaries. The 2021 Credit Agreement is secured by a first priority lien on the stock of CCC Intelligent Solutions Inc. and substantially all of its assets, subject to various limitations and exceptions.
The 2021 Credit Agreement contains representations and warranties, and affirmative and negative covenants, customary for a financing of this type. The Company was in compliance with all affirmative and negative covenants during the three months ended September 30, 2021. Beginning with the fiscal quarter ending March 31, 2022, the Company is subject to a springing first lien leverage test under the 2021 Credit Agreement with respect to the Revolving Credit Facility, tested quarterly, only if a minimum of 35.0% of the Revolving Credit Facility borrowings (subject to certain exclusions set forth in the 2021 Credit Agreement) are outstanding at the end of a fiscal quarter. The Company is not subject to the first lien leverage test as of September 30, 2021.
Prior to entering in to the 2021 Credit Agreement in September 2021, our long-term debt was provided through our First Lien Credit Agreement and Second Lien Credit Agreement, each entered into in April 2017.
On February 14, 2020, we refinanced our long-term debt and entered into the First Lien Amendment. The First Lien Amendment provided an incremental term loan, amended the amount of commitments and the maturity dates of the First Lien Credit Agreement’s revolving credit facilities. The proceeds of the incremental term loan were used to repay all outstanding borrowings under the Second Lien Credit Agreement.
The repayment of outstanding borrowings under the Second Lien Credit Agreement was determined to be a debt extinguishment and we recognized an $8.6 million loss on early extinguishment of debt during the nine months ended September 30, 2020.

First Lien Credit Agreement
. The First Lien Credit Agreement initially consisted of the $1.0 billion First Lien Term Loan, the $65.0 million Dollar Revolver, and the $35.0 million Multicurrency Revolver, with a sublimit of $30.0 million for letters of credit under the First Lien Revolvers. We received proceeds of $997.5 million, net of debt discount of $2.5 million, related to the First Lien Term Loan.
The First Lien Amendment provided an incremental term loan in the amount of $375.0 million. We received proceeds from the incremental term loan of $373.1 million, net of debt discount of $1.9 million. The First Lien Amendment reduced the amount of commitments under each of the Dollar Revolver and the Multicurrency Revolver to $59.3 million and $32.0 million, respectively, and extended the maturity of a portion of the commitments under each revolving credit facility. Pursuant to the First Lien Amendment, the non-extended
Dollar Revolver and
non-extended
Multicurrency Revolver consisted of commitments of $8.1 million and $4.4 million, respectively, which were scheduled to mature on April 27, 2022. The extended Dollar Revolver and extended Multicurrency Revolver consisted of commitments of $51.2 million and $27.6 million, respectively, which were scheduled to mature on October 27, 2023.
The First Lien Term Loan required (after giving effect to the First Lien Amendment) quarterly principal payments of approximately $3.5 million until March 31, 2024, with the remaining outstanding principal amount required to be paid on April 27, 2024. The First Lien Term Loan required a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by us, and up to 50% of annual excess cash flow, as defined in and as further set forth in the First Lien Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. The annual excess cash flow calculation for the year ended December 31, 2020 required a principal prepayment of $1.5 million, which was paid in April 2021. The annual excess cash flow calculation for the year ended December 31, 2019 did not require a principal prepayment.
In September 2021, using the proceeds from the Term B Loans provided in the Credit Agreement, we fully repaid the outstanding balance on the First Lien Term Loan.
The Company made a voluntary principal prepayment of $525.0 million on July 30, 2021. In conjunction with the prepayment, the Company recognized a loss on early extinguishment of debt for $6.0 million, a pro-rata
portion of the unamortized deferred financing costs and debt discount.
In March 2020, the Company borrowed $65.0 million on its First Lien Revolvers, which was fully repaid in June 2020.
Outstanding borrowings under the First Lien Term Loan bore interest at a variable rate of LIBOR, plus up to 3.00% per annum based upon the Company’s first lien leverage ratio. A quarterly commitment fee of up to 0.50% based upon the Company’s first lien leverage ratio (as defined in and as further set forth in the First Lien Credit Agreement) was payable on the unused portion of the First Lien Revolver.
During the three months ended September 30, 2021 and 2020 the weighted-average interest rate on the outstanding borrowings under the First Lien Term Loan was 4.1% and 4.0%, respectively. During the nine months ended September 30, 2021 and 2020, the weighted-average interest rate on the outstanding borrowings under the First Lien Term Loan was 4.1% and 4.2%, respectively.
The First Lien Credit Agreement contained representations and warranties, and affirmative and negative covenants, customary for a financing of this type. We were in compliance with all affirmative and negative covenants during the three and nine months ended September 30, 2021 and 2020.
Second Lien Credit Agreement
. The Second Lien Credit Agreement consisted of the $375.0 million Second Lien Term Loan. We received proceeds of $372.2 million, net of discount of $2.8 million, related to the Second Lien Term Loan.
In February 2020, using the proceeds from the incremental term loan provided in the First Lien Amendment, we fully repaid the outstanding balance on the Second Lien Term Loan.

Amounts outstanding under the Second Lien Term Loan prior to repayment during February 2020 bore interest at a variable rate of LIBOR, plus 6.75%. During the nine months ended September 30, 2020, the weighted-average interest rate on the Second Lien Term Loan was 8.6%.
The Second Lien Credit Agreement contained representations and warranties, and affirmative and negative covenants, customary for a financing of this type. We were in compliance with all affirmative and negative covenants prior to repayment in February 2020.
Interest Rate Swap Agreements.
In June 2017, we entered into three floating to fixed interest rate swap agreements (“Swap Agreements”) to reduce our exposure to the variability from future cash flows resulting from interest rate risk related to our floating rate long-term debt. On September 21, 2021, the Company made an aggregate payment of $10.0 million to extinguish the Swap Agreements that were scheduled to expire in June 2022. The aggregate notional amount of the Swap Agreements totaled $864.9 million at December 31, 2020.
Cash Flows
The following table provides a summary of cash flow data for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
(dollar amounts in thousands)	2021	2020

Net cash provided by operating activities	$96,725	$66,789
Net cash used in investing activities	(35,299)	(24,375)
Net cash used in financing activities	(62,917)	(948)
Net effect of exchange rate change	(162)	108

Change in cash and cash equivalents	$(1,653)	$41,574

Net cash provided by operating activities was $96.7 million for the nine months ended September 30, 2021. Net cash provided by operating activities consists of net loss of $191.1 million, adjusted for $303.6 million of non-cash items,
$3.5 million for changes in working capital and ($19.3) million for the effect of changes in other operating assets and liabilities.
Non-cash adjustments
include stock-based compensation expense of $235.4 million, depreciation and amortization of $92.1 million, change in fair value of warrant liabilities of $26.9 million, a loss on early extinguishment of debt of $15.2 million, $5.0 million in non-cash
lease expense, amortization of deferred financing fees and debt discount of $3.7 million, deferred income tax benefits of ($66.4) million and a change in fair value of interest rate swaps of ($8.4) million, . The change in net operating assets and liabilities was primarily a result of an increase in accounts receivable of $8.3 million due to timing of receipts of payments from customers, an increase in prepayments and other current assets of $7.9 million due to timing of payments for prepaid and other deferred costs, an increase in deferred contract costs of $6.4 million due to higher employee sales incentives, an increase in income taxes of $2.9 million due to timing of payments and a $10.0 million payment for the early extinguishment of the Company’s interest rate swap agreements, partially offset by an increase in accounts payable of $1.4 million due to timing of cash disbursements, an increase in accrued expenses of $17.1 million due to timing of cash disbursements and employee incentive plan accruals and an increase in deferred revenue of $2.9 million due to timing of customer receipts and revenue recognition.
Net cash used in investing activities was $35.3 million for the nine months ended September 30, 2021. Net cash used in investing activities is primarily related to capitalized time on internally developed software projects and purchases of software, equipment and property of $25.0 million and an investment in a limited partnership of $10.2 million.
Net cash used in financing activities was $62.9 million for the nine months ended September 30, 2021. Net cash used in financing activities was primarily related to principal payments of long-term debt of $1,336.2 million, dividends to shareholders prior to the Business Combination of $269.2 million and a deemed distribution of $9.0 million, partially offset by additional borrowings from the Term B Loans, net of fees paid to the lender, of $789.9 million, and net proceeds from the Business Combination of $763.3 million.

Off-Balance
Sheet Arrangements
During 2020, we issued a standby letter of credit for $0.7 million under our First Lien Credit Agreement in association with the operating lease for our new corporate headquarters. During September 2021, we issued an additional $0.7 million standby letter of credit under our 2021 Credit Agreement. At September 30, 2021, each standby letter of credit remains outstanding.
We have not engaged in any additional
off-balance sheet
arrangements, as defined in the rules and regulations of the SEC, as of and during the nine months ended September 30, 2021.
Emerging Growth Company Status
In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.
The Company is an emerging growth company, as defined in the JOBS Act, and has elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the CCC Consolidated Financial Statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. As described in “Recently Adopted Accounting Policies” in CCC’s audited consolidated financial statements included in the Proxy Statement/Prospectus filed on July 6, 2021 by Dragoneer Growth Opportunities Corp., the Company early adopted multiple accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form
10-Q
for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. Our estimates are based on our historical experience, trends and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material.
Except as described below, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the CCCIS audited financial statements and notes thereto for the year ended December 31, 2020 included in the Proxy Statement/Prospectus filed on July 6, 2021 by Dragoneer Growth Opportunities Corp.

Fair Value of Warrant Liabilities
The warrant liabilities were recorded as part of the Business Combination completed on July 30, 2021 and therefore did not exist in the prior year and were not identified as a critical accounting policy and estimate in the Proxy Statement/Prospectus filed on July 6, 2021 by Dragoneer Growth Opportunities Corp.
We account for our warrants in accordance with the guidance contained in ASC
815-40 under
which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our condensed consolidated statement of operations and comprehensive (loss) income. The fair value of the Public Warrants was determined using the quoted market price as of the valuation date. The fair value of the Private Warrants was determined using the Black-Scholes option pricing model.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
We are exposed to market risk related to changes in interest rates on $800.0 million of borrowings at September 30, 2021 that are floating rate obligations. These market risks result primarily from changes in LIBOR or prime rates.
Interest rate fluctuations can affect the fair value of our floating rate debt, as well as earnings and cash flows. If market interest rates rise, our earnings and cash flows could be adversely affected by an increase in interest expense. In contrast, lower interest rates may reduce our borrowing costs and improve our operational results.
As of September 30, 2021, a
100-basis
point increase in interest rates would increase annual interest expense by $8.0 million after considering the effect of this hypothetical change on our floating rate debt.
Inflation Risk
CCC does not believe that inflation has had, or currently has, a material effect on its business.
Foreign Currency Risk
Our reporting currency is the U.S. dollar, however for operations located in China, the functional currency is the local currency. Although we have experienced and will continue to experience fluctuations in our net (loss) income as a result of transaction gains (losses) related to transactions denominated in currencies other than the U.S. dollar, we believe that a 10% change in foreign exchange rates would not have a material impact on our results of operations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form
10-Q.
Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 identified in management’s evaluation pursuant to in Rules
13a-15(d)
and
15d-15(d)
of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, the Company is from time to time, involved in various pending or threatened legal actions. The litigation process is inherently uncertain, and it is possible that the resolution of such matters might have a material adverse effect upon the Company’s consolidated financial condition and/or results of operations. The Company’s management believes, based on current information, matters currently pending or threatened are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A.	Risk Factors
As a result of the recent closing of the Business Combination on July 30, 2021, the risk factors previously described in our Annual Report on Form
10-K/A
for the fiscal year ended December 31, 2020, filed with the SEC on May 14, 2021 are generally no longer applicable. For risk factors relating to our business following the Business Combination, please refer to the section entitled “Risk Factors” in our Proxy Statement/Prospectus filed on July 6, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit Number	Description

2.1*	Business Combination Agreement, dated as of February 2, 2021, by and among Dragoneer Growth Opportunities Corp., Chariot Opportunity Merger Sub, Inc., and Cypress Holdings, Inc. (incorporated by reference to Annex A to the Proxy Statement/Prospectus).

2.2	Amendment No. 1 to the Business Combination Agreement, dated as of April 22, 2020, by and among Dragoneer Growth Opportunities Corp., Chariot Opportunity Merger Sub, Inc., and Cypress Holdings, Inc. (incorporated by reference to Annex AA to the Proxy Statement/Prospectus).

2.3	Amendment No. 2 to the Business Combination Agreement, dated July 6, 2021, by and among Dragoneer Growth Opportunities Corp., Chariot Opportunity Merger Sub, Inc., and Cypress Holdings, Inc. (incorporated by reference to Annex AAA to the Proxy Statement/Prospectus).

3.1	Certificate of Incorporation of CCC Intelligent Solutions Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed the Registrant on August 5, 2021).

3.2	Bylaws of CCC Intelligent Solutions Holdings Inc. (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed the Registrant on August 5, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed by the Registrant on August 11, 2020).

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed by the Registrant on August 11, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed by the Registrant on August 11, 2020).

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and Dragoneer Growth Opportunities Corp., dated August 13, 2020 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on August 19, 2020).

10.1	Form of Subscription Agreement (incorporated by reference to Annex E to the Proxy Statement/Prospectus).

10.2	Form of CCC Shareholder Transaction Support Agreement (incorporated by reference to Annex F to the Proxy Statement/Prospectus).

10.3	Form of Dragoneer Shareholder Transaction Support Agreement (incorporated by reference to Annex G to the Proxy Statement/Prospectus).

10.4	Sponsor Letter Agreement, dated as of February 3, 2021 by and among Dragoneer Growth Opportunities Holding, certain other holders set forth on Schedule I thereto, Dragoneer Growth Opportunities Corp. and Cypress Holdings, Inc. (incorporated by reference to Annex H to the Proxy Statement/Prospectus).

10.5	Shareholder Rights Agreement (incorporated by reference to Annex I to the Proxy Statement/Prospectus).

10.6	CCC 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8 filed by the Registrant on October 14, 2021).

10.7	Forward Purchase Agreement, dated as of July 24, 2020, by and between Dragoneer and Willett Advisors LLC (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed by the Registrant on August 11, 2020).

10.8	Forward Purchase Agreement, dated as of August 12, 2020, by and between Dragoneer Growth Opportunities Corp. and Dragoneer Funding LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on August 19, 2020).

10.9	Promissory Note, dated January 19, 2021, issued by Dragoneer Growth Opportunities Corp. to Dragoneer Growth Opportunities Holdings (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 22, 2021).

10.10	Credit Agreement, dated as of September 21, 2021, by and among CCC Intelligent Solutions Inc., CCC, Bank of America, N.A., as Administrative Agent, Collateral Agent and Swingline Lender, and each lender and issuing bank from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed the Registrant on September 24, 2021).

10.11	CCC 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-8 filed by the Registrant on October 14, 2021).

10.12†	Employment Agreement, dated April 27, 2017, by and between CCC Information Services Inc. (as successor by merger to Cypress Intermediate Holdings II, Inc.) and Githesh Ramamurthy (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed by the Registrant on March 29, 2021).

10.13	Employment Agreement, dated April 27, 2017, by and between CCC Information Services Inc. (as successor by merger to Cypress Intermediate Holdings III, Inc.) and Barrett J. Callaghan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed by the Registrant on March 29, 2021).

10.14	Employment Agreement, dated January 8, 2020, by and between CCC Information Services Inc. and Brian Herb (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 filed by the Registrant on March 29, 2021).

10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 of the Current Report on Form 8-K filed the Registrant on August 5, 2021).

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

†
Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(10). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 10, 2021	CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

	By:	/s/ Githesh Ramamurthy
	Name:	Githesh Ramamurthy
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Dated: November 10, 2021

	By:	/s/ Brian Herb
	Name:	Brian Herb
	Title:	Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)