Form 10-Q
period 2022-03-31
CCC Intelligent Solutions Holdings Inc.
filed 2022-05-06
CIK 1818201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to________________

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	001-39447	98-1546280
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

167 N. Green Street, 9th Floor Chicago, Illinois (Address Of Principal Executive Offices)	60607 (Zip Code)

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

As of April 29, 2022, 614,236,466 shares of common stock, $0.0001 par value per share, were issued and outstanding.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

Form 10-Q

For the Quarter Ended March 31, 2022

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “CCC” mean CCC Intelligent Solutions Holdings Inc. (formerly Dragoneer Growth Opportunities Corp.) and our subsidiaries. On July 30, 2021, Dragoneer Growth Opportunities Corp., a Cayman Islands exempted company (“Dragoneer” ), consummated a business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of February 2, 2021 (the “Business Combination Agreement”), as amended, by and among Dragoneer and Cypress Holdings Inc., a Delaware corporation (“CCCIS”). Immediately upon the consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”, and such completion the “Closing”), CCCIS merged with and into Chariot Merger Sub, a wholly-owned direct subsidiary of Dragoneer, with CCCIS surviving the Business Combination as a wholly-owned direct subsidiary of Dragoneer (the “Merger”). In connection with the Transactions, Dragoneer changed its name to “CCC Intelligent Solutions Holdings Inc.”

FORWARD-LOOKING STATEMENTS

The section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other parts of this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including those relating to the future financial performance and business strategies and expectations for our business. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include information concerning our possible or assumed future results of operations, client demand, business strategies, technology developments, financing and investment plans, competitive position, our industry and regulatory environment, potential growth opportunities and the effects of competition.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described above and under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$195,497	$182,544
Accounts receivable—Net of allowances of $4,161 and $3,791 for March 31, 2022 and December 31, 2021, respectively	76,746	78,793
Income taxes receivable	71	318
Deferred contract costs	15,645	15,069
Other current assets	44,013	46,181
Total current assets	331,972	322,905
SOFTWARE, EQUIPMENT, AND PROPERTY—Net	139,801	135,845
OPERATING LEASE ASSETS	34,690	37,234
INTANGIBLE ASSETS—Net	1,193,275	1,213,249
GOODWILL	1,494,252	1,466,884
DEFERRED FINANCING FEES, REVOLVER—Net	2,746	2,899
DEFERRED CONTRACT COSTS	21,303	22,117
EQUITY METHOD INVESTMENT	10,228	10,228
OTHER ASSETS	36,630	26,165
TOTAL	$3,264,897	$3,237,526
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,935	$12,918
Accrued expenses	50,257	66,691
Income taxes payable	27,366	7,243
Current portion of long-term debt	8,000	8,000
Current portion of long-term licensing agreement—Net	2,745	2,703
Operating lease liabilities	5,821	8,052
Deferred revenues	33,395	31,042
Total current liabilities	144,519	136,649
LONG-TERM DEBT—Net	778,996	780,610
DEFERRED INCOME TAXES—Net	254,208	275,745
LONG-TERM LICENSING AGREEMENT—Net	32,926	33,629
OPERATING LEASE LIABILITIES	56,378	56,133
WARRANT LIABILITIES	60,342	62,478
OTHER LIABILITIES	4,770	5,785
Total liabilities	1,332,139	1,351,029
COMMITMENTS AND CONTINGENCIES (Notes 19 and 20)
MEZZANINE EQUITY:
Redeemable non-controlling interest	14,179	14,179
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par; 5,000,000,000 shares authorized; 613,758,126 and 609,768,296 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	61	61
Additional paid-in capital	2,653,201	2,618,924
Accumulated deficit	(734,377)	(746,352)
Accumulated other comprehensive loss	(306)	(315)
Total stockholders’ equity	1,918,579	1,872,318
TOTAL	$3,264,897	$3,237,526

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
REVENUES	$186,823	$157,789
COST OF REVENUES
Cost of revenues, exclusive of amortization of acquired technologies	42,701	38,013
Amortization of acquired technologies	6,695	6,580
Total cost of revenues	49,396	44,593
GROSS PROFIT	137,427	113,196
OPERATING EXPENSES:
Research and development	35,681	30,624
Selling and marketing	26,802	19,417
General and administrative	44,207	37,839
Amortization of intangible assets	18,080	18,077
Total operating expenses	124,770	105,957
OPERATING INCOME	12,657	7,239
INTEREST EXPENSE	(7,341)	(18,766)
GAIN ON CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS	—	3,277
GAIN ON SALE OF COST METHOD INVESTMENT	3,578	—
CHANGE IN FAIR VALUE OF WARRANT LIABILITIES	2,136	—
OTHER INCOME — Net	82	87
PRETAX INCOME (LOSS)	11,112	(8,163)
INCOME TAX BENEFIT	863	3,079
NET INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	11,975	(5,084)
Less: net income (loss) attributable to non-controlling interest	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC.	$11,975	$(5,084)
Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	603,104,839	505,072,914
Diluted	641,028,410	505,072,914
COMPREHENSIVE INCOME (LOSS):
Net income (loss) including non-controlling interest	11,975	(5,084)
Other comprehensive income—Foreign currency translation adjustment	9	7
COMPREHENSIVE INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	11,984	(5,077)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC.	$11,984	$(5,077)

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable
	Non-Controlling	Issued Preferred Stock						Accumulated
	Interest			Common Stock		Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2021	$14,179	—	$—	609,768,296	$61	$2,618,924	$(746,352)	$(315)	$1,872,318
Stock-based compensation expense	—	—	—	—	—	23,644	—	—	23,644
Exercise of stock options—net of tax	—	—	—	3,961,270	—	10,633	—	—	10,633
Exercise of warrants—net	—	—	—	1,246	—	—	—	—	—
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	27,314	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	9	9
Net income	—	—	—	—	—	—	11,975	—	11,975
BALANCE—March 31, 2022	$14,179	—	$—	613,758,126	$61	$2,653,201	$(734,377)	$(306)	$1,918,579

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable
	Non-Controlling	Issued Preferred Stock						Accumulated
	Interest			Common Stock		Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2020	$14,179	—	$—	504,274,890	$50	1,501,206	$(129,370)	$(271)	$1,371,615
Issuance of common stock	—	—	—	110,679	—	1,007	—	—	1,007
Stock-based compensation expense	—	—	—	883,729	—	11,838	—	—	11,838
Exercise of stock options—net of tax	—	—	—	161,080	—	444	—	—	444
Dividend to CCCIS stockholders	—	—	—	—	—	—	(134,551)	—	(134,551)
Foreign currency translation adjustment	—	—	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	—	(5,084)	—	(5,084)
BALANCE—March 31, 2021	$14,179	—	$—	505,430,378	$50	$1,514,495	$(269,005)	$(264)	$1,245,276

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,975	$(5,084)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of software, equipment, and property	6,807	5,153
Amortization of intangible assets	24,775	24,657
Deferred income taxes	(21,223)	(6,079)
Stock-based compensation	23,644	12,654
Amortization of deferred financing fees	474	1,150
Amortization of discount on debt	65	194
Change in fair value of interest rate swaps	—	(3,277)
Change in fair value of warrant liabilities	(2,136)	—
Non-cash lease expense	1,228	909
Loss on disposal of software, equipment and property	795	—
Gain on sale of cost method investment	(3,578)	—
Other	26	15
Changes in:
Accounts receivable—Net	2,043	6,184
Deferred contract costs	(576)	41
Other current assets	2,187	(1,061)
Deferred contract costs—Non-current	814	(288)
Other assets	(10,805)	2,106
Operating lease assets	1,316	2,372
Income taxes	20,370	(907)
Accounts payable	4,825	4,344
Accrued expenses	(16,460)	(4,348)
Operating lease liabilities	(1,986)	(1,655)
Deferred revenues	2,353	1,580
Other liabilities	(68)	(426)
Net cash provided by operating activities	46,865	38,234
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of software, equipment, and property	(14,280)	(4,637)
Acquisition of Safekeep, Inc., net of cash acquired	(32,227)	—
Proceeds from sale of cost method investment	3,892	—
Purchase of intangible asset	—	(49)
Net cash used in investing activities	(42,615)	(4,686)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend to CCCIS stockholders	—	(134,549)
Principal payments on long-term debt	(2,000)	(3,462)
Proceeds from issuance of common stock	—	1,007
Proceeds from exercise of stock options	10,691	503
Net cash provided by (used in) financing activities	8,691	(136,501)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	12	9
NET CHANGE IN CASH AND CASH EQUIVALENTS	12,953	(102,944)
CASH AND CASH EQUIVALENTS:
Beginning of period	182,544	162,118
End of period	$195,497	$59,174
NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid liability related to software, equipment, and property	$—	$24
Contingent consideration related to business acquisition	$200	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$6,783	$17,422
Cash received (paid) for income taxes—Net	$45	$(3,906)

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
ORGANIZATION AND nature of operations

CCC Intelligent Solutions Holdings Inc., a Delaware corporation, is a leading provider of innovative cloud, mobile, telematics, hyperscale technologies, and applications for the property and casualty (“P&C”) insurance economy. Our cloud-based software as a service (“SaaS”) platform connects trading partners, facilitates commerce, and supports mission-critical, artificial intelligence ("AI") enabled digital workflows. Our platform digitizes workflows and connects companies across the P&C insurance economy, including insurance carriers, collision repairers, parts suppliers, automotive manufacturers, financial institutions, and others.

The Company is headquartered in Chicago, Illinois. The Company’s primary operations are in the United States (“US”) and it also has operations in China.

The Company was originally incorporated as a Cayman Islands exempted company on July 3, 2020 as a special purpose acquisition company under the name Dragoneer Growth Opportunities Corp. On February 2, 2021, CCCIS entered into the Business Combination Agreement with Dragoneer. In connection with the closing of the Business Combination (see Note 3), Dragoneer changed its jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a Delaware corporation on July 30, 2021, upon which Dragoneer changed its name to CCC Intelligent Solutions Holdings Inc.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of mezzanine equity and stockholders’ equity for the three months ended March 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operations and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any future period.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the condensed consolidated financial statements may not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

The Company's significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the significant accounting policies during the three months ended March 31, 2022.

Basis of Accounting—The accompanying condensed consolidated financial statements are prepared in accordance with GAAP and include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements include 100% of the accounts of wholly-owned and majority-owned subsidiaries and the ownership interest of the minority investor is recorded as a non-controlling interest in a subsidiary.

Use of Estimates—The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts, and the disclosures of contingent amounts in the Company’s condensed consolidated financial statements and the accompanying notes. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management’s estimates if past experience or other assumptions are not substantially accurate. Significant estimates in these condensed consolidated financial statements include the estimation of contract transaction prices, the determination of the amortization period for contract assets, the valuation of goodwill and intangible assets, the valuation of the warrant liabilities, the estimates and assumptions associated with stock incentive plans, and the preliminary measurement of expected contingent consideration in connection with business acquisitions.

Revenue Recognition—The Company’s revenue recognition policy follows guidance from Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

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
•
Allocation of the transaction price to the performance obligation(s) in the contract
•
Recognition of revenue when, or as a performance obligation is satisfied

Software Subscription Revenues—Software services are hosted and provide customers with the right to use the hosted software over the contract period without taking possession of the software and are generally billed on either a monthly subscription or transactional basis. Revenues related to services billed on a subscription basis are recognized ratably over the contract period as this is the time period over which services are transferred to the customer, generally between three and five years.

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

For contracts with fixed and variable consideration, to the extent that customers’ usage exceeds the committed contracted amounts under their subscriptions, they are charged for their incremental usage. For such overage fees, the Company includes an estimate of the amount it expects to receive for the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur. Revenue recognized from overage fees was not material during the three months ended March 31, 2022 and 2021. When customers’ usage falls below the committed contracted amounts, the customer does not receive any credits or refunds for the shortfall.

For contracts where fees are solely based on transaction volume, the amount invoiced corresponds directly with the value provided to the customer, and revenue is recognized when invoiced using the as-invoiced practical expedient.

Other Revenue—Other revenues are recognized over time as the services are performed and consist of professional services and other non-software services. Other revenues are generally invoiced monthly in arrears.

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

Contracts with Multiple Performance Obligations—The Company’s contracts with customers can include access to different software applications such as CCC workflow, estimating, valuation and analytics, each of which is its own performance obligation. These additional services are either sold on a standalone basis or could be used on their own with readily available resources. For these contracts, the Company accounts for individual performance obligations separately, if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The standalone selling price for distinct performance obligations is generally based on directly observable pricing. In instances where standalone selling price is not directly observable, the Company determines standalone selling price based on overall pricing objectives, which take into consideration observable data, market conditions and entity-specific factors.

Disaggregation of Revenue—The Company provides disaggregation of revenue based on type of service as it believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table summarizes revenue by type of service for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Software subscriptions	$179,818	$152,026
Other	7,005	5,763
Total revenues	$186,823	$157,789

Transaction Price Allocated to the Remaining Performance Obligations—Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2022, approximately $1,327 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $525 million during the following twelve months, and approximately $802 million thereafter. The estimated revenues do not include unexercised contract renewals. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.

Contract Liabilities—Contract liabilities consist of deferred revenue and include customer billings in advance of revenues being recognized from subscription contracts and professional services. Deferred revenue that is expected to be recognized during the succeeding twelve-month period is recorded as current, and the remaining portion is recorded as noncurrent and included within other liabilities on the condensed consolidated balance sheets.

Revenue recognized for the three months ended March 31, 2022 from amounts in deferred revenue as of December 31, 2021 was $29.7 million. Revenue recognized for the three months ended March 31, 2021 from amounts in deferred revenue as of December 31, 2020 was $25.0 million.

Costs to Obtain and Fulfill the Contract—The Company defers costs that are considered to be incremental and recoverable costs of obtaining a contract with a customer, including sales commissions. Costs to fulfill contracts are capitalized when such costs are direct and related to implementation activities for hosted software solutions. Capitalized costs to obtain a contract and costs to fulfill a contract are generally amortized over a period between three and five years, which represents the expected period of benefit of these costs and corresponds to the contract period. In instances where the contract term is significantly less than three years, costs to fulfill are amortized over the contract term which the Company believes best reflects the period of benefit of these costs.

Stock-Based Compensation—The Company’s stock-based compensation plans are described in Note 17. The Company accounts for stock-based payment awards based on the grant date fair value. The incremental fair value of modifications to stock-based payment awards is estimated at the date of modification. Stock-based payment awards that are settled in cash are accounted for as liabilities. The Company recognizes stock-based compensation expense for only the portion of awards expected to vest, based on an estimated forfeiture rate.

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

The fair value of the Company’s stock options with only a time-based component is estimated using the Black-Scholes option pricing model.

The fair value of the Company’s performance-based awards with a market condition is estimated using a Monte Carlo simulation model. The assumptions utilized under these methods require judgments and estimates. Changes in these inputs and assumptions could affect the measurement of the estimated fair value of the related compensation expense of these stock-based payment awards.

Stock-based compensation expense related to purchase rights issued under the 2021 Employee Stock Purchase Plan ("ESPP") is based on the Black-Scholes option-pricing model fair value of the estimated number of awards as of the beginning of the offering period. Stock-based compensation expense is recognized using the straight-line method over the offering period.

Goodwill and Intangible Assets—Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subjected to an annual impairment test as of September 30 of each fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Testing goodwill and intangible assets for impairment involves comparing the fair value of the reporting unit or intangible asset to its carrying value. If the carrying amount of a reporting unit or intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, up to the carrying value of the goodwill or intangible asset.  There were no events or changes in circumstances that indicated the carrying value may not be recoverable and no impairment charges related to goodwill or indefinite-lived intangible assets were recognized for the three months ended March 31, 2022 and 2021.

Business Combinations—The Company allocates the purchase consideration of acquired companies to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the excess recorded to goodwill. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, adjustments may be recorded to the fair value of these tangible and intangible assets acquired and liabilities assumed, including uncertain tax positions and tax-related valuation allowances, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the condensed consolidated statements of operations and comprehensive income (loss).

The Company estimates the fair value of contingent consideration related to business combinations on the date of acquisition (see Note 4). The fair value of the contingent consideration is remeasured each reporting period, with any change in the fair value recorded within the condensed consolidated statements of operations and comprehensive income (loss).

Recently Adopted Accounting Pronouncements—Effective January 1, 2022, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to reduce the complexity of accounting for income taxes. Changes include treatment of hybrid tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of legal entities not subject to tax, intra period tax allocation, ownership changes in investments, interim-period accounting for enacted changes in tax law, and year-to-date loss limitation in interim-period tax accounting. The adoption of ASU 2019-12 did not have a material impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Pronouncements—In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2020-03. The guidance amends the current accounting guidance and requires the measurements of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. The new guidance replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance is effective for the Company on January 1, 2023 and early adoption is permitted. The Company is currently assessing the impact of this update on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in January 2021 subsequently issued ASU 2021-01, which refines the scope of Topic 848. These ASUs provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Adoption of the expedients and exceptions is permitted upon issuance of ASU 2020-04 through December 31, 2022. The Company is currently assessing the impact of this update on its condensed consolidated financial statements.

3.
BUSINESS COMBINATION

On July 30, 2021, the Company consummated the previously announced Business Combination pursuant to the terms of the Business Combination Agreement, dated as of February 2, 2021, as amended, by and among Dragoneer, Chariot Opportunity Merger Sub, Inc. (“Chariot Merger Sub”), a Delaware corporation, and CCCIS, a Delaware corporation.

Immediately upon the consummation of the Business Combination and the Transactions, Chariot Merger Sub, a wholly-owned direct subsidiary of Dragoneer, merged with and into CCCIS, with CCCIS surviving the Business Combination as a wholly-owned direct subsidiary of Dragoneer (“Merger”). In connection with the Transactions, Dragoneer changed its name to “CCC Intelligent Solutions Holdings Inc.”

The Merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Dragoneer was treated as the acquired company for accounting purposes and the Business Combination was treated as the equivalent of CCCIS issuing stock for the net assets of Dragoneer, accompanied by a recapitalization.

The net assets of Dragoneer are stated at historical cost, with no goodwill or other intangible assets recorded. Reported shares and earnings per share available to holders of CCCIS’s capital stock and equity awards prior to the Business Combination have been retroactively restated reflecting the exchange ratio of 1:340.5507 ("Exchange Ratio").

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

Prior to the closing, the Company entered into forward purchase agreements with Dragoneer Funding LLC and Willett Advisors LLC, pursuant to which the Company issued an aggregate of 17,500,000 forward purchase units, each consisting of one common share and one-fifth of one Public Warrant to purchase one common share for $11.50 per share, for a purchase price of $10.00 per unit.

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

The Company Earnout Shares are not issued shares and are excluded from the Company's issued and outstanding shares within its condensed consolidated statements of mezzanine equity and stockholders' equity.

Upon Closing, the Company received net cash contributions of $763.3 million and had 603,170,380 shares of common stock outstanding.

4.
BUSINESS ACQUISITION

On February 8, 2022, the Company completed its acquisition of Safekeep, Inc. (“Safekeep”), a privately held company that leverages AI to streamline and improve subrogation management across auto, property, workers’ compensation and other insurance lines of business. Leveraging Safekeep’s AI-enabled subrogation solutions, the acquisition will broaden the Company’s portfolio of cloud-based solutions available to its insurance customers.

In exchange for all the outstanding shares of Safekeep, the Company paid total cash consideration of $32.3 million upon closing. In accordance with the acquisition agreement, the Company placed $6.0 million in escrow for a general indemnity holdback to be paid to the sellers within 15 months of closing subject to reduction for certain indemnifications and other potential obligations of the selling shareholders.

As additional consideration for the shares, the acquisition agreement includes a contingent earnout for additional cash consideration. The potential amount of the earnout is calculated as a multiple of revenue, above a defined floor, during the 12-month measurement period ending December 31, 2024 and is not to exceed $90.0 million. The preliminary fair value of the contingent consideration as of the acquisition date of $0.2 million was estimated using a Monte Carlo simulation model that relies on unobservable inputs, including management estimates and assumptions. Thus, the contingent earnout is a Level 3 measurement.

The acquisition date fair value of the consideration transferred was $32.5 million, which consisted of the following (in thousands):

Cash paid through closing	$32,300
Fair value of contingent earnout consideration	200
Total acquisition date fair value of the consideration transferred	$32,500

The acquisition was accounted for as a business combination and reflects the application of acquisition accounting in accordance with ASC Topic 805, Business Combinations. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date with the excess purchase price assigned to goodwill. The goodwill was primarily attributable to the expected synergies from the combined service offerings and the value of the acquired workforce. The goodwill is not deductible for tax purposes.

The Company’s preliminary estimates of the fair values of the assets acquired, liabilities assumed and contingent consideration are based on information that was available at the date of the acquisition and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of acquisition.

The following table summarizes the preliminary allocation of the consideration to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets acquired:
Current assets	$150
Intangible asset - acquired technology	4,800
Deferred tax assets	314
Total assets acquired	5,264
Liabilities assumed:
Current liabilities	132
Total liabilities assumed	132
Net assets acquired	5,132
Goodwill	27,368
Total purchase price	$32,500

The developed technology intangible asset acquired has an estimated useful life of seven years. The acquired technology intangible asset is being amortized on a straight-line basis.

The fair value of the acquired technology intangible asset was determined by valuation models based on estimates of future operating projections as well as judgments on the discount rates and other variables. This fair value measurement is based on significant unobservable inputs, including management estimates and assumptions and thus represents a Level 3 measurement.

The transaction costs associated with the acquisition were approximately $1.1 million, which are included in general and administrative expenses within the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2022.

5.
REvenue

The opening and closing balances of the Company’s receivables, contract assets and contract liabilities from contracts with customers are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Accounts receivables-net of allowances	$76,746	$78,793
Deferred contract costs	15,645	15,069
Long-term deferred contract costs	21,303	22,117
Other assets (accounts receivable, non-current)	12,186	8,622
Deferred revenues	33,395	31,042
Other liabilities (deferred revenues, non-current)	1,505	1,574

A summary of the activity impacting deferred revenue balances during the three months ended March 31, 2022 and 2021, is presented below (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Balance at beginning of period	$32,615	$28,515
Revenue recognized[1]	(89,432)	(80,963)
Additional amounts deferred[1]	91,717	82,557
Balance at end of period	$34,900	$30,109

Classified as:
Current	$33,395	$28,100
Non-current	1,505	2,009
Total deferred revenue	$34,900	$30,109

1 Amounts include total revenue deferred and recognized during each respective period.

The Company may occasionally recognize an adjustment in revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to the Company’s assessment of whether an estimate of variable consideration is constrained. For the three months ended March 31, 2022 and 2021, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, was not significant.

A summary of the activity impacting the deferred contract costs during the three months ended March 31, 2022 and 2021 is presented below (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Balance at beginning of period	$37,186	$26,306
Costs amortized	(4,221)	(3,705)
Additional amounts deferred	3,983	3,953
Balance at end of period	$36,948	$26,554

Classified as:
Current	$15,645	$11,876
Non-current	21,303	14,678
Total deferred contract costs	$36,948	$26,554

6.
FAIR VALUE measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis—As of March 31, 2022, the Company's Private Warrants and contingent consideration liability related to a business acquisition are measured at fair value on a recurring basis.

The Private Warrants are valued using Level 1 and Level 2 inputs within the Black-Scholes option-pricing model. The assumptions utilized under the Black-Scholes option pricing model require judgments and estimates. Changes in these inputs and assumptions could affect the measurement of the estimated fair value of the Private Warrants. Accordingly, the Private Warrants are classified within Level 2 of the fair value hierarchy.

The valuation of the Private Warrants as of March 31, 2022 was determined using the Black-Scholes option pricing model using the following assumptions:

Expected term (in years)	4.3
Expected volatility	35%
Expected dividend yield	0%
Risk-free interest rate	2.43%
Fair value at valuation date	$3.39

The contingent consideration liability related to the acquisition of Safekeep (see Note 4) is recorded at our preliminary estimate of fair value on the acquisition date and is adjusted each reporting period for changes in fair value, which can result from changes in anticipated payments and changes in assumed discount rates. These inputs are unobservable in the market and therefore categorized as Level 3 inputs.

The preliminary estimated fair value of the contingent consideration at March 31, 2022 was determined using probability-weighted discounted cash flows and a Monte Carlo simulation model. The discount rate, based on the Company's estimated cost of debt, was 9.0%.

There were no changes in the estimated fair value of the Company's contingent consideration liability from the date of the business acquisition to March 31, 2022.

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis at March 31, 2022 (in thousands):

Liabilities	Fair Value	Level 1	Level 2	Level 3
Contingent consideration related to business acquisition	$200	$—	$—	$200
Private warrants	60,342	—	60,342	—
Total	$60,542	$—	$60,342	$200

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis at December 31, 2021 (in thousands):

Liabilities	Fair Value	Level 1	Level 2	Level 3
Private warrants	$62,478	$—	$62,478	$—
Total	$62,478	$—	$62,478	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis—The Company has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three months ended March 31, 2022 and 2021, the Company recognized no impairment related to these assets.

Fair Value of Other Financial Instruments—The following table presents the carrying amounts, net of debt discount, and estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	March 31, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
Term B Loan, including current portion	$796,139	$791,018	$798,073	$799,000

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

7.
INCOME TAXES

The Company’s effective tax benefit rate for the three months ended March 31, 2022 was (7.8)% compared to the effective tax rate for the three months ended March 31, 2021 of 37.7%.

The effective tax rate for the three months ended March 31, 2022 was lower than the March 31, 2021 effective tax rate primarily due to the tax benefit received related to share-based compensation expense as well as the tax benefit associated with the re-measurement of the company’s deferred tax liability for changes in state tax rates.

The Company made income tax payments of $5 thousand and $3.9 million for the three months ended March 31, 2022 and 2021, respectively. The Company received refunds from various states totaling $50 thousand and $16 thousand for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, unrecognized tax benefits were materially consistent with the amount at December 31, 2021. We anticipate this amount will decrease to $3.4 million over the following twelve months, as the increase related to fiscal year 2022 is offset by decreases related to statute expirations.

8.
accounts receivable

Accounts receivable–net as of March 31, 2022 and December 31, 2021, consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accounts receivable	$80,907	$82,584
Allowance for doubtful accounts and sales reserves	(4,161)	(3,791)
Accounts receivable–net	$76,746	$78,793

Changes to the allowance for doubtful accounts and sales reserves during the three months ended March 31, 2022 and 2021, consists of the following (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Balance at beginning of period	$3,791	$4,224
Charges to bad debt and sales reserves	1,232	1,066
Write-offs, net	(862)	(1,359)
Balance at end of period	$4,161	$3,931

9.
OTHER CURRENT ASSETS

Other current assets as of March 31, 2022 and December 31, 2021, consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Non-trade receivables	$9,409	$8,321
Prepaid service fees	8,457	8,623
Prepaid software and equipment maintenance	6,241	7,593
Prepaid SaaS costs	5,344	5,909
Prepaid insurance	2,513	4,416
Other	12,049	11,319
Total	$44,013	$46,181

10.
SOFTWARE, EQUIPMENT, AND PROPERTY

Software, equipment, and property as of March 31, 2022 and December 31, 2021, consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Software, licenses and database	$148,097	$140,692
Leasehold improvements	32,558	34,880
Computer equipment	32,248	31,635
Furniture and other equipment	3,340	5,343
Building and land	4,910	4,910
Total software, equipment, and property	221,153	217,460
Less accumulated depreciation and amortization	(81,352)	(81,615)
Net software, equipment, and property	$139,801	$135,845

Depreciation and amortization expense related to software, equipment and property was $6.8 million and $5.2 million for the three months ended March 31, 2022 and 2021, respectively.

11.
LEASES

The Company leases real estate in the form of office space and data center facilities. Generally, the term for real estate leases ranges from 1 to 17 years at inception of the contract. Generally, the term for equipment leases is 1 to 3 years at inception of the contract. Some real estate leases include options to renew that can extend the original term by 3 to 5 years.

The components of lease expense for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Operating lease costs	$3,566	$4,594
Variable lease costs	837	602
Total lease costs	$4,403	$5,196

Supplemental cash flow and other information related to leases for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Cash payments for operating leases	$2,516	$2,968
Operating lease assets obtained in exchange for lease liabilities	—	2,365

12.
GOODWILL AND INTANGIBLE ASSETS

Goodwill—Goodwill was recorded in connection with business acquisitions.

No goodwill impairments were recorded during the three months ended March 31, 2022 and 2021.

For the year ended December 31, 2021, the Company performed its annual impairment assessment as of September 30, 2021, which indicated no impairment and there was no change to the carrying amount of goodwill.

Changes in the carrying amount of goodwill during the three months ended March 31, 2022 were as of follows:

		Accumulated	Net
		Impairment	Carrying
	Cost	Loss	Amount

Balance as of December 31, 2021	1,492,681	(25,797)	1,466,884
Acquisition of Safekeep, Inc.	27,368	—	27,368
Balance as of March 31, 2022	1,520,049	(25,797)	1,494,252

Intangible Assets—The Company’s intangible assets are primarily the result of business acquisitions.

During the three months ended March 31, 2022 and 2021, the Company did not record an impairment charge.

During the three months ended March 31, 2022, the Company recorded $4.8 million of acquired technology intangible assets as a result of the acquisition of Safekeep (see Note 4).

The intangible assets balance as of March 31, 2022, is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	16–18	13.1	$1,299,750	$(355,897)	$943,853
Acquired technologies	3–7	2.5	187,965	(129,013)	58,952
Subtotal			1,487,995	(485,190)	1,002,805
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,678,465	$(485,190)	$1,193,275

The intangible assets balance as of December 31, 2021, is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	16–18	13.3	$1,299,750	$(337,831)	$961,919
Acquired technologies	3–7	2.3	183,164	(122,318)	60,846
Favorable lease terms	6	0.3	280	(266)	14
Subtotal			1,483,194	(460,415)	1,022,779
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,673,664	$(460,415)	$1,213,249

Amortization expense for intangible assets was $24.8 million and $24.7 million for the three months ended March 31, 2022 and 2021, respectively.

Future amortization expense for the remainder of the year ended December 31, 2022 and the following four years ended December 31 and thereafter for intangible assets as of March 31, 2022, is as follows (in thousands):

Years Ending December 31:
2021	$74,455
2022	99,003
2023	81,417
2024	72,949
2025	72,949
Thereafter	602,032
Total	$1,002,805

13.
ACCRUED EXPENSES

Accrued expenses as of March 31, 2022 and December 31, 2021, consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Compensation	$32,666	$49,510
Professional services	3,396	2,371
Software license agreement	3,270	3,265
Sales tax	2,949	2,296
Royalties and licenses	2,822	2,640
Employee insurance benefits	2,136	2,443
Other	3,018	4,166
Total	$50,257	$66,691

14.
OTHER LIABILITIES

Other liabilities as of March 31, 2022 and December 31, 2021, consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Software license agreement	$3,065	$4,211
Deferred revenue-non-current	1,505	1,574
Contingent consideration	200	—
Total	$4,770	$5,785

15.
LONG-TERM DEBT

On September 21, 2021, CCC Intelligent Solutions Inc., an indirect wholly-owned subsidiary of the Company, together with certain of the Company’s subsidiaries acting as guarantors entered into a credit agreement (the “2021 Credit Agreement”).

The 2021 Credit Agreement replaced the Company’s 2017 First Lien Credit Agreement (the “First Lien Credit Agreement”), dated as of April 27, 2017, as amended as of February 14, 2020.

The proceeds of the 2021 Credit Agreement were used to repay all outstanding borrowings under the First Lien Credit Agreement.

2021 Credit Agreement—The 2021 Credit Agreement consists of an $800.0 million term loan (“Term B Loan”) and a revolving credit facility for an aggregate principal amount of $250.0 million (the “2021 Revolving Credit Facility”). The 2021 Revolving Credit Facility has a sublimit of $75.0 million for letters of credit. The Company received proceeds of $798.0 million, net of debt discount of $2.0 million, related to the Term B Loan. At March 31, 2022 and December 31, 2021, the unamortized debt discount was $1.9 million.

The Company incurred $9.8 million in financing costs related to the Term B Loan. These costs were recorded to a contra debt account and are being amortized to interest expense over the term of the Term B Loan using the effective interest method. As of March 31, 2022 and December 31, 2021, the unamortized financing costs were $9.1 million and $9.5 million, respectively.

The Company incurred $3.1 million in financing costs related to the 2021 Revolving Credit Facility. These costs were recorded to a deferred financing fees asset account and are being amortized to interest expense over the term of the 2021 Revolving Credit Facility using the effective interest method. As of March 31, 2022 and December 31, 2021, the deferred financing fees asset balance was $2.7 million and $2.9 million, respectively.

Beginning with the quarter ending March 31, 2022, the Term B Loan requires quarterly principal payments of $2.0 million until June 30, 2028, with the remaining outstanding principal amount required to be paid on the maturity date, September 21, 2028. Beginning with the year ending December 31, 2022, the Term B Loan requires a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. As of March 31, 2022, the Company was not subject to the annual excess cash flow calculation and no such principal prepayments are required.

As of March 31, 2022 and December 31, 2021, the amount outstanding on the Term B Loan is $798.0 million and $800.0 million, respectively. As of March 31, 2022 and December 31, 2021, $8.0 million of the amount outstanding on the Term B Loan is classified as current in the accompanying condensed consolidated balance sheets.

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

During the three months ended March 31, 2022, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 3.0%. The Company made interest payments of $5.9 during the three months ended March 31, 2022.

The Company issued a standby letter of credit for $0.7 million during 2021 which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility and at March 31, 2022 and December 31, 2021, $249.3 million was available to be borrowed.

Borrowings under the 2021 Lien Credit Agreement are guaranteed by Cypress Intermediate Holdings II, Inc., and certain of its US subsidiaries by a perfected first priority lien on the stock of CCC Intelligent Solutions Inc., and substantially all of its assets, subject to various limitations and exceptions.

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

In addition, beginning with the three months ended March 31, 2022, the terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments, the Company’s leverage ratio cannot exceed 6.25 to 1.00. As of March 31, 2022, the Company was not subject to the financial covenant.

First Lien Credit Agreement—In April 2017, the Company entered into the First Lien Credit Agreement.

The First Lien Credit Agreement consisted of a $1.0 billion term loan (“First Lien Term Loan”) and revolving credit facilities for an aggregate principal amount of $100.0 million (the “First Lien Revolvers”), with a sublimit of $30.0 million for letters of credit under the First Lien Revolvers. The Company received proceeds of $997.5 million, net of debt discount of $2.5 million, related to the First Lien Term Loan.

In February 2020, the Company refinanced its long-term debt and entered into the First Amendment to the First Lien Credit Agreement (“First Lien Amendment”). The proceeds of the refinance were used to repay the outstanding balance of the Company's Second Lien Credit Agreement, entered into in April 2017.

The First Lien Amendment provided an incremental term loan in the amount of $375.0 million. The Company received proceeds from the incremental term loan of $373.1 million, net of debt discount of $1.9 million.

In addition, the First Lien Amendment reduced the amount of commitments under the First Lien Revolvers to an aggregate principal amount of $91.3 million. The First Lien Revolvers continued to have a sublimit of $30.0 million for letters of credit.

The Company incurred $27.6 million and $3.4 million in financing costs related to the First Lien Credit Agreement and First Lien Amendment, respectively. These costs were recorded to a contra debt account and were being amortized to interest expense over the term of the First Lien Credit Agreement using the effective interest method.

The First Lien Term Loan required (after giving effect to the First Lien Amendment) quarterly principal payments of approximately $3.5 million until March 31, 2024, with the remaining outstanding principal amount required to be paid on the maturity date, April 27, 2024. The First Lien Term Loan required a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the First Lien Credit Agreement. When a principal prepayment was required, the prepayment offset the future quarterly principal payments of the same amount. As of December

31, 2020, subject to the request of the lenders of the First Lien Term Loan, a principal prepayment of up to $21.9 million was required. In April 2021, the Company made a principal prepayment of $1.5 million to those lenders who made such a request.

Using a portion of the proceeds of the Business Combination, the Company made a principal prepayment of $525.0 million on July 30, 2021. Subsequently, in September 2021, using the proceeds from the Term B Loan provided in the 2021 Credit Agreement, the Company fully repaid the remaining $804.2 million of outstanding borrowings on the First Lien Term Loan.

Amounts outstanding under the First Lien Credit Agreement bore interest at a variable rate of LIBOR, plus up to 3.00% per annum based upon the Company’s leverage ratio, as defined in the First Lien Credit Agreement. A quarterly commitment fee of up to 0.50% was payable on the unused portion of the First Lien Revolvers.

During the three months ended March 31, 2021, the weighted-average interest rate on the outstanding borrowings under the First Lien Term Loan was 4.1%. The Company made interest payments of $13.4 million during the three months ended March 31, 2021.

Long-term debt as of March 31, 2022 and December 31, 2021, consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Term B Loan	$798,000	$800,000
Term B Loan—discount	(1,861)	(1,926)
Term B Loan—deferred financing fees	(9,143)	(9,464)
Term B Loan—net of discount & fees	786,996	788,610
Less: Current portion	(8,000)	(8,000)
Total long-term debt—net of current portion	$778,996	$780,610

Interest Rate Swaps—In June 2017, the Company entered into three floating to fixed interest rate swap agreements ("Swap Agreements") to reduce its exposure to the variability from future cash flows resulting from interest rate risk related to its floating rate long-term debt. In September 2021, the Company extinguished the Swap Agreements which were scheduled to expire in June 2022.

16.
Capital stock

Preferred Stock—The Company is authorized to issue up to 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock—The Company is authorized to issue up to 5,000,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of common stock is entitled to one (1) vote for each share of common stock held of record by such holder on all matters voted upon by the stockholders, subject to the restrictions set out in the Company's certificate of incorporation. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors. Upon a liquidation event, subject to the rights of the holders of any Preferred Stock issued and outstanding at such time, any distribution shall be made on a pro rata basis to the common stockholders.

There were 613,758,126 and 609,768,296 shares of common stock issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.

Dividend—In March 2021, the board of directors of CCCIS declared a cash dividend on common stock. The aggregate cash dividend of $134.5 million was paid on March 17, 2021.

17.
STOCK INCENTIVE PLANS

In connection with the closing of the Business Combination, the 2021 Equity Incentive Plan (the "2021 Plan") was adopted and approved by the Company's board of directors.

Prior to the Business Combination, the Company maintained its 2017 Stock Option Plan (the “2017 Plan”).

Upon the adoption and approval of the 2021 Plan, the 2017 Plan was terminated and each outstanding vested or unvested option, as required under the 2017 Plan, was converted to the 2021 Plan, multiplied by the Exchange Ratio, with the same key terms and vesting requirements.

Awards granted under the 2017 Plan had time-based vesting or performance-based with a market condition vesting requirement. Options expire on the tenth anniversary of the grant date.

Additionally, the Company maintained a Phantom Stock Plan (the “Phantom Plan”), which provided for the issuance of phantom shares of CCCIS’s common stock (“Phantom Shares”) to eligible employees under the 2017 Plan. Awards under the Phantom Plan were settled in cash and thus accounted for as liability awards.

Phantom shares vested under the same time-based or performance-based with a market condition as the stock options granted under the 2017 Plan. Upon consummation of the Business Combination, the outstanding Phantom Shares were settled in cash in November 2021.

Stock Options—The table below summarizes the option activity for the three months ended March 31, 2022:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding—December 31, 2021	55,644,495	$2.95	6.0	$469,591
Exercised	(3,968,080)	2.69
Forfeited and canceled	(104,631)	3.69
Options outstanding—March 31, 2022	51,571,784	$2.97	5.8	$416,210
Options exercisable—March 31, 2022	42,596,197	$2.75	5.6	$353,208
Options vested and expected to vest—March 31, 2022	51,198,336	$2.95	5.8	$414,180

The fair value of the options vested during the three months ended March 31, 2022 was $1.7 million.

Restricted Stock Units—Restricted Stock Units (“RSUs”) are convertible into shares of the Company’s common stock upon vesting.

During the three months ended March 31, 2022, the Company granted 14,315,680 RSUs, of which 12,966,746 have time-based vesting requirements, 674,491 have performance-based vesting requirements and 674,443 have performance-based with a market condition vesting requirements.

The valuation of the performance-based RSUs with a market condition granted during the three months ended March 31, 2022 was determined using a Monte Carlo simulation model using the following assumptions:

Expected term (in years)	2.8
Expected volatility	35%
Expected dividend yield	0%
Risk-free interest rate	2.28%
Fair value at valuation date	$7.42

The table below summarizes the RSU activity for the three months ended March 31, 2022:

		Weighted-
		Average
	Shares	Fair Value
Non-vested RSUs—December 31, 2021	18,558,211	$10.74
Granted	14,315,680	10.20
Vested	(38,884)	10.25
Forfeited	(153,849)	11.25
Non-vested RSUs—March 31, 2022	32,681,158	10.50

Employee Stock Purchase Plan—As of March 31, 2022, 6,031,714 shares of common stock are reserved for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP increases on January 1 by the lesser of 1% of the total numbers of shares outstanding or a lesser amount as determined by the board of directors.

As of March 31, 2022, no shares had been sold under the ESPP.

Stock-Based Compensation—Stock-based compensation expense has been recorded in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Cost of revenues	$849	$219
Research and development	3,530	575
Sales and marketing	4,830	555
General and administrative	14,435	11,305
Total stock-based compensation expense	$23,644	$12,654

As of March 31, 2022, there was $214.7 million of unrecognized stock compensation expense related to non-vested time-based awards which is expected to be recognized over a weighted-average period of 3.6 years. As of March 31, 2022, there was $105.6 million of unrecognized stock-based compensation expense related to non-vested performance-based awards.

18.
WARRANTS

Upon consummation of the Business Combination (see Note 3), the Company assumed the outstanding Public Warrants and Private Warrants issued by Dragoneer.

As of March 31, 2022 and December 31, 2021, the Company had 17,800,000 Private Warrants outstanding and no Public Warrants outstanding.

Public Warrants were only able to be exercised for a whole number of shares of the Company’s common stock. All Public Warrants had an exercise price of $11.50 per share, subject to adjustment, beginning on August 29, 2021, and were to expire on July 30, 2026 or earlier upon redemption or liquidation.

Redemptions of warrants when the price per share equals or exceeds $18.00—At any time while the warrants were exercisable, the Company could redeem not less than all of the outstanding warrants (except as described with respect to the Private Warrants):

•
at a price of $0.01 per warrant;
•
upon a minimum of 30 days prior written notice of redemption to each warrant holder; and
•
if, and only if, the closing price of the Company’s common shares equals or exceeds $18.00 per share (as adjusted) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

When the warrants became redeemable by the Company, the Company could exercise its redemption right even if it was unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemptions of warrants when the price per share equals or exceeds $10.00—At any time while the warrants were exercisable, the Company could redeem not less than all of the outstanding warrants (except as described with respect to the Private Warrants):

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

There were no exercises or redemptions of the Private Warrants during the three months ended March 31, 2022.

The Company recognized income of $2.1 million as a change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2022.

At March 31, 2022 and December 31, 2021, the Company’s warrant liability was $60.3 and $62.5 million, respectively.

19.
COMMITMENTS

Purchase Obligations—The Company has long-term agreements with suppliers and other parties related to licensing data used in its products and services, outsourced data center, disaster recovery, and software as a service that expire at various dates through 2031. As of March 31, 2022, there were no material changes from the amounts disclosed as of December 31, 2021.

Guarantees—The Company’s services and solutions are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company’s services and solutions documentation under normal use and circumstances. The Company’s services and solutions are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in the related customer contract. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its services and solutions infringe a third party’s intellectual property rights.

To date, the Company has not incurred any material costs as a result of such indemnifications or commitments and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Employment Agreements—The Company is a party to employment agreements with key employees that provide for compensation and certain other benefits. These agreements also provide for severance and bonus payments under certain circumstances.

20.
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

21.
ReLATED PARTIES

The Company has engaged in transactions within the ordinary course of business with entities affiliated with its principal equity owners.

The Company recognized revenue from a customer that is affiliated with one of its principal equity owners. The Company recognized revenue of $0.1 million from the related party customer during the three months ended March 31, 2022. The amount of revenue recognized during the three months ended March 31, 2021 and the associated receivable from the customer at March 31, 2022 and December 31, 2021 were de minimis.

The Company incurred expenses for employee health insurance benefits with an entity affiliated with one of its principal equity owners. During the three months ended March 31, 2022 and March 31, 2021, the Company incurred expenses of $0.8 and $0.7 million, respectively. The associated payable as of March 31, 2022 and December 31, 2021 was $0.2 million.

The Company incurred expenses for human resource support services with an entity affiliated with one of its principal equity owners. During the three months ended March 31, 2022 and 2021, the Company incurred associated expenses of $0.1 million. The associated payable for the human resource support services was de minimis at March 31, 2022 and December 31, 2021.

The Company incurred expenses for sales tax processing services and license fees for tax information with an entity affiliated with one of its board members. During the three months ended March 31, 2022, the Company incurred expenses with the affiliated entity of $0.2 million. During the three months ended March 31, 2021, the amount of expense recognized was de minimis. The associated payable for tax processing services was $0.1 million at March 31, 2022. There was no associated payable at December 31, 2021.

The Company reimburses its principal equity owners for services and any related travel and out-of-pocket expenses. During the three months ended March 31, 2022, the Company's expenses for services, travel and out-of-pocket expenses were de minimis. During the three months ended March 31, 2021, the Company incurred expenses for reimbursement for services, travel, and out-of-pocket expenses of $0.1 million. The associated payable was de minimis as of March 31, 2022 and December 31, 2021.

22.
NET INCOME (LOSS) PER SHARE

The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method. The Company excludes common stock equivalent shares from the calculation if their effect is anti-dilutive. In a period where the Company is in a net loss position, the diluted loss per share is calculated using the basic share count.

The 8,625,000 Sponsor Vesting Shares that are issued and outstanding at March 31, 2022 are excluded from the weighted average number of shares of common stock outstanding until the vesting requirement is met and the restriction is removed.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic and diluted earnings per share of common stock (in thousands, except for share and per share data).

	For the Three Months Ended
	March 31,
	2022	2021
Numerator
Net income (loss)	$11,975	$(5,084)
Denominator
Weighted average shares of common stock - basic	603,104,839	505,072,914
Dilutive effect of stock-based awards	37,923,571	—
Weighted average shares of common stock - diluted	641,028,410	505,072,914
Net income (loss) per share:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

Common stock equivalent shares of approximately 110,393 and 18,091,415 were excluded from the computation of diluted per share amounts for the three months ended March 31, 2022 and 2021, respectively, because their effect was anti-dilutive.

23.
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

Revenues by geographic area, presented based upon the location of the customer are as follows (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
United States	$184,839	$155,986
China	1,984	1,803
Total revenues	$186,823	$157,789

Software, equipment and property, net by geographic area are as follows (in thousands):

	March 31,	December 31,
	2022	2021
United States	$139,749	$135,784
China	52	61
Total software, equipment and property-net	$139,801	$135,845

24.
GAIN ON Sale of cost method investment

During February 2022, the Company received cash proceeds of $3.9 million in exchange for its equity interest in an investee as a result of the acquisition of the investee. The Company had been accounting for its investment using the cost method and recognized a gain of $3.6 million upon receipt of the cash. The investment’s carrying value was $0.3 million and was included within other assets on the accompanying condensed consolidated balance sheet at December 31, 2021. The Company no longer has any ownership interest in the investee.

25.
SUBSEQUENT eVENTs

Secondary Offering—During April 2022, certain existing shareholders completed a secondary offering where the selling shareholders sold 20,000,000 shares of common stock at a price to the public of $9.70 per share. In addition, the selling shareholders granted the underwriters a 30-day option to purchase up to an additional 3,000,000 shares of the Company’s common stock at the same per share price. The Company did not receive any of the proceeds from the sale of the shares by the existing stockholders. In connection with the offering, the Company incurred costs of $0.9 million during the three months ended March 31, 2022, included within general and administrative expenses on the condensed consolidated statement of operations and comprehensive income (loss).

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

We have processed more than $1 trillion of historical data across our network, allowing us to build proprietary data assets that leverage insurance claims, vehicle repair, automotive parts and other vehicle-specific information. We are uniquely positioned to provide data-driven insights, analytics, and AI-enhanced workflows that strengthen our solutions and improve business outcomes for our customers. Our suite of AI solutions increases automation across existing insurer processes including vehicle damage detection, claim triage, repair estimating, intelligent claims review, and subrogation. We deliver real-world AI with more than 95 U.S. auto insurers actively using AI-powered solutions in production environments. We have processed more than 9 million unique claims using CCC deep learning AI as of December 31, 2021, an increase of more than 80 percent over December 31, 2020.

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

Software NDR

We believe that Software NDR provides our management and our investors with insight into our ability to retain and grow revenue from our existing customers, as well as their potential long-term value to us. We also believe the results shown by this metric reflect the stability of our revenue base, which is one of our core competitive strengths. We calculate Software NDR by dividing (a) annualized software revenue recorded in the last month of the measurement period, for example, March for a quarter ending March 31, for unique billing accounts that generated revenue during the corresponding month of the prior year by (b) annualized software revenue as of the corresponding month of the prior year. The calculation includes changes for these billing accounts, such as change in the solutions purchased, changes in pricing and transaction volume, but does not reflect revenue for new customers added. The calculation excludes: (a) changes in estimates related to the timing of one-time revenue and other revenue, including professional services, and (b) annualized software revenue for smaller customers with annualized software revenue below the threshold of $100,000 for carriers and $4,000 for shops. The customers that do not meet the revenue threshold are small carriers and shops that tend to have different buying behaviors, with a narrower solution focus, and different tenure compared to our core customers (excluded small carriers and shops represent less than 5% of total revenue within these sales channels). Our Software NDR includes carriers and shops who subscribe to our auto physical damage solutions, which account for most of the Company’s revenue, and excludes revenue from diagnostic providers, smaller emerging solutions with international subsidiaries or other ecosystem solutions, such as parts suppliers and other automotive manufacturers, and also excludes CCC Casualty which are largely usage and professional service based solutions.

	Quarter Ending	2022	2021
Software NDR	March 31	114%	106%
	June 30		110%
	September 30		113%
	December 31		115%

Software GDR

We believe that Software GDR provides our management and our investors with insight into the value our solutions provide to our customers as represented by our ability to retain our existing customer base. We believe the results shown by this metric reflect the strength and stability of our revenue base, which is one of our core competitive strengths. We calculate Software GDR by dividing (a) annualized software revenue recorded in the last month of the measurement period in the prior year, reduced by annualized software revenue for unique billing accounts that are no longer customers as of the current period end by (b) annualized software revenue as of the corresponding month of the prior year. The calculation reflects only customer losses and does not reflect customer expansion or contraction for these billing accounts and does not reflect revenue for new customer billing accounts added. Our Software GDR calculation represents our annualized software revenue that is retained from the prior year and demonstrates that the vast majority of our customers continue to use our solutions and renew their subscriptions. The calculation excludes: (a) changes in estimates related to the timing of one-time revenue and other revenue, including professional services, and (b) annualized software revenue for smaller customers with annualized software revenue below the threshold of $100,000 for carriers and $4,000 for shops. The customers that do not meet the revenue threshold are small carriers and shops that tend to have different buying behaviors, with a narrower solution focus, and different tenure compared to our core customers (excluded small carriers and shops which represent less than 5% of total revenue within these sales channels). Our Software GDR includes carriers and shops who subscribe to our auto physical damage solutions, which account for most of the Company’s revenue, and excludes revenue from diagnostic providers, smaller emerging solutions with international subsidiaries or other ecosystem solutions, such as parts suppliers and other automotive manufacturers, and excludes CCC’s casualty solutions which are largely usage and professional service based solutions.

	Quarter Ending	2022	2021
Software GDR	March 31	99%	98%
	June 30		98%
	September 30		98%
	December 31		98%

Recent Developments

Business Acquisition—On February 8, 2022, the Company completed its acquisition of Safekeep, Inc. (“Safekeep”), a privately held company that leverages AI to streamline and improve subrogation management across auto, property, workers’ compensation and other insurance lines of business.

In exchange for all the outstanding shares of Safekeep, the Company paid total cash consideration of $32.3 million upon closing, subject to adjustment for certain post-closing indemnities. As additional consideration for the shares, the acquisition agreement includes a contingent earnout for additional cash consideration based on the achievement of certain revenue targets during the year ending December 31, 2024.

For additional information, see Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Secondary Offering—During April 2022, certain existing shareholders completed a secondary offering where the selling shareholders sold 20,000,000 shares of common stock at a price to the public of $9.70 per share. In addition, the selling shareholders granted the underwriters a 30-day option to purchase up to an additional 3,000,000 shares of the Company’s common stock at the same per share price. The Company did not receive proceeds from the sale of these shares by the existing stockholders.

Components of Results of Operations

Revenues

Revenue is derived from the sale of software subscriptions and other revenue, primarily professional services. Software subscription revenues are comprised of fees from customers for the right to use the hosted software over the contract period without taking possession of the software. These revenues are billed on either a subscription or transactional basis with subscription revenue recognized ratably over the contract period and transactional revenue recognized when the transaction for the related service occurs. We generally invoice software subscription agreements monthly either in advance or in arrears, over the subscription period. Software subscription revenue accounted for $179.8 million and $152.0 million, or 96% and 96%, of total revenue during the three months ended March 31, 2022 and 2021, respectively.

Other revenues include fees from customers for the Company’s professional services and non-software services and are recognized in the period the service is performed.

Costs and Expenses

Cost of Revenues

Cost of Revenues, exclusive of amortization of acquired technologies

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

Selling and Marketing

Our selling and marketing expenses consist primarily of personnel-related costs for our sales and marketing functions, including sales commissions and stock-based compensation. Additionally, selling and marketing expenses include advertising costs, marketing costs and event costs, including the Company’s annual industry conference, generally held annually in the second quarter.

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

Gain on Change in Fair Value of Interest Rate Swaps

Gain (loss) on change in fair value of interest rate swaps comprises fair value adjustments of our interest rate swap agreements at the end of each reporting period.

In September 2021, we extinguished the interest rate swaps and do not expect to recognize any gain or loss on the change in fair value of interest rate swaps in subsequent periods.

Gain on Sale of Cost Method Investment

Gain on sale of cost method investment comprises the gain recognized at the time of sale for the Company's cost method investment. Subsequent to the sale in February 2022, the Company no longer has investments accounted for using the cost method.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities comprises fair value adjustments of the Private Warrants assumed in connection with the Business Combination. We expect the change in fair value of warrant liabilities to vary each reporting period depending on the fair value adjustments and number of exercises of outstanding Private Warrants during each reporting period.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

	Three Months Ended March 31,		Change
(dollar amounts in thousands, except share and per share data)	2022	2021	$	%
Revenues	$186,823	$157,789	$29,034	18.4%
Cost of revenues, exclusive of amortization of acquired technologies	42,701	38,013	4,688	12.3%
Amortization of acquired technologies	6,695	6,580	115	1.7%
Cost of revenues(1)	49,396	44,593	4,803	10.8%
Gross profit	137,427	113,196	24,231	21.4%
Operating expenses:
Research and development(1)	35,681	30,624	5,057	16.5%
Selling and marketing(1)	26,802	19,417	7,385	38.0%
General and administrative(1)	44,207	37,839	6,368	16.8%
Amortization of intangible assets	18,080	18,077	3	0.0%
Total operating expenses	124,770	105,957	18,813	17.8%
Operating income	12,657	7,239	5,418	74.8%
Other income (expense):
Interest expense	(7,341)	(18,766)	11,425	60.9%
Gain on change in fair value of interest rate swaps	—	3,277	(3,277)	-100.0%
Change in fair value of warrant liabilities	2,136	—	2,136	NM
Gain on sale of cost method investment	3,578	—	3,578	NM
Other income, net	82	87	(5)	-5.7%
Total other income (expense)	(1,545)	(15,402)	13,857	90.0%
Income (loss) before income taxes	11,112	(8,163)	19,275	NM
Income tax benefit	863	3,079	(2,216)	NM
Net income (loss)	$11,975	$(5,084)	$17,059	NM
Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	603,104,839	505,072,914
Diluted	641,028,410	505,072,914

(1) Includes stock-based compensation expense as follows (in thousands):
	Three Months Ended March 31,
	2022	2021
Cost of revenues	$849	$219
Research and development	3,530	575
Sales and marketing	4,830	555
General and administrative	14,435	11,305
Total stock-based compensation expense	$23,644	$12,654

NM—Not Meaningful

Revenues

Revenue increased by $29.0 million to $186.8 million, or 18.4%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in revenue was primarily a result of 15% growth from existing customer upgrades and expanding solution offerings to these existing customers as well as 3% growth from new customers.

Cost of Revenues

Cost of revenues increased by $4.8 million to $49.4 million, or 10.8%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Cost of Revenues, exclusive of amortization of acquired technologies

Cost of revenues, exclusive of amortization of acquired technologies, increased $4.7 million to $42.7 million, or 12.3%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was due to a $1.6 million increase in personnel costs, including stock-based compensation, a $1.8 million increase in third party license and royalty fees and a $0.8 million increase in consulting costs.

Amortization of Acquired Technologies

Amortization of acquired technologies was $6.7 million for the three months ended March 31, 2022, compared to a $6.6 million for the three months ended March 31, 2021.

Gross Profit

Gross profit increased by $24.2 million to $137.4 million, or 21.4%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Our gross profit margin increased to 73.6% for the three months ended March 31, 2022 compared to 71.7% for the three months ended March 31, 2021. The increase in both gross profit and gross profit margin was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements.

Research and Development

Research and development expense increased by $5.1 million to $35.7 million, or 16.5%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was due to a $6.4 million increase in personnel costs, including stock-based compensation, a $1.0 million increase in consulting costs, and a $0.9 million increase in IT costs, partially offset by a $3.6 million increase in the amount of capitalized time on development projects.

Selling and Marketing

Selling and marketing expense increased by $7.4 million to $26.8 million, or 38.0%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to a $6.5 million increase in personnel costs, including stock-based compensation, sales incentives and employee travel costs, a $0.3 million increase in marketing and event costs and a $0.3 million increase in consulting costs.

General and Administrative

General and administrative expense increased by $6.4 million to $44.2 million, or 16.8%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to a $3.7 million increase in personnel costs, including stock-based compensation, a $1.8 million increase in insurance costs and a $0.8 million increase in loss on disposal of software, equipment and property associated with the closure of the Company's previous headquarters in March 2022.

Amortization of Intangible Assets

Amortization of intangible assets was $18.1 million during the three months ended March 31, 2022 and 2021.

Interest Expense

Interest expense decreased by $11.4 million to $7.3 million, or 60.9%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021 primarily due to less outstanding long-term debt and a lower variable interest rate during the three months ended March 31, 2022.

Gain on Change in Fair Value of Interest Rate Swaps

The gain recognized during the three months ended March 31, 2021 was due to the proximity of the maturity date of the swap agreements prior to the extinguishment of the interest rate swaps in September 2021.

Gain on Sale of Cost Method Investment

Gain on sale of cost method investment was $3.6 million for the three months ended March 31, 2022. The gain recognized was due to the $3.9 million payment received in exchange for its equity interest in an investee as a result of the acquisition of the investee. The Company did not recognize any gain or loss on sale of cost method investment during the three months ended March 31, 2021.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities was $2.1 million for the three months ended March 31, 2022. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist during the three months ended March 31, 2021. The income from the change in fair value was due to the decrease in the estimated fair value of the Private Warrants, primarily from the lower price of the Company's common stock at March 31, 2022, compared to December 31, 2021.

Income Tax Benefit

Income tax benefit was $0.9 million for the three months ended March 31, 2022, compared to $3.1 million for the three months ended March 31, 2021. The change in the income tax benefit was due to the Company having pretax income during the three months ended March 31, 2022, reduced by the tax benefits of discrete items, compared to a pretax loss during the three months ended March 31, 2021.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. GAAP, we believe that Adjusted Gross Profit, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share, which are each non-GAAP measures, are useful in evaluating our operational performance. We use this non-GAAP financial information to evaluate our ongoing operations and for internal planning, budgeting and forecasting purposes and setting management bonus programs. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance and comparing our performance with competitors and other comparable companies, which may present similar non-GAAP financial measures to investors. Our computation of these non-GAAP measures may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate these measures in the same fashion. We endeavor to compensate for the limitation of the non-GAAP measure presented by also providing the most directly comparable GAAP measure and a description of the reconciling items and adjustments to derive the non-GAAP measure. These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures on a supplemental basis.

Adjusted Gross Profit

We believe that Adjusted Gross Profit, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Gross Profit is defined as gross profit, adjusted for amortization of acquired technologies, stock-based compensation and related employer payroll tax, which are not indicative of our recurring core business operating results. The Adjusted Gross Profit Margin is defined as Adjusted Gross Profit divided by Revenue. Gross Profit is the most directly comparable GAAP measure to Adjusted Gross Profit, and you should review the reconciliation of Gross Profit to Adjusted Gross Profit below and not rely on any single financial measure to evaluate our business.

The following table reconciles Gross Profit to Adjusted Gross Profit for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(amounts in thousands, except percentages)	2022	2021
Gross Profit	$137,427	$113,196
Amortization of acquired technologies	6,695	6,580
Stock-based compensation and related employer payroll tax	933	219
Adjusted Gross Profit	$145,055	$119,995
Gross Profit Margin	74%	72%
Adjusted Gross Profit Margin	78%	76%

For the three months ended March 31, 2022, Adjusted Gross Profit increased $25.1 million or 20.9%, while Adjusted Gross Profit Margin increased 2% to 78%. Each of these increases in Adjusted Gross Profit and Adjusted Gross Profit Margin were primarily due to an increase in software subscription revenue and economies of scale resulting from fixed cost arrangements.

Adjusted EBITDA

We believe that Adjusted EBITDA, as defined below, is useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational expenses. Adjusted EBITDA is defined as net income (loss) adjusted for interest, taxes, depreciation, amortization, gain on change in fair value of interest rate swaps, change in fair value of warrant liabilities, stock-based compensation expense and related employer payroll tax, business combination transaction costs, lease abandonment charges, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its existing headquarters’ lease, net costs related to divestiture, merger and acquisition ("M&A") and integration costs and gain on sale of cost method investment. Net income (loss) is the most directly comparable GAAP measure to Adjusted EBITDA, and you should review the reconciliation of net loss to Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(dollar amounts in thousands)	2022	2021
Net income (loss)	$11,975	$(5,084)
Interest expense	7,341	18,766
Income tax benefit	(863)	(3,079)
Amortization of intangible assets	18,080	18,077
Amortization of acquired technologies—Cost of revenue	6,695	6,580
Depreciation and amortization related to software, equipment and property	6,807	5,153
EBITDA	50,035	40,413
Gain on change in fair value of interest rate swaps	—	(3,277)
Change in fair value of warrant liabilities	(2,136)	—
Stock-based compensation expense and related employer payroll tax	24,656	12,654
Business combination transaction costs	732	3,002
Lease abandonment	1,222	909
Lease overlap costs	1,338	924
Net costs related to divestiture	60	772
M&A and integration costs	1,407	—
Gain on sale of cost method investment	(3,578)	—
Adjusted EBITDA	$73,736	$55,397

Adjusted EBITDA increased $18.3 million, or 33.1%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This increase was driven primarily by increased software subscription revenues from expanding solution adoption among existing customers, existing customer upgrades and sales to new customers and economies of scale resulting from fixed cost arrangements.

Adjusted Net Income and Adjusted Earnings Per Share

We believe that Adjusted Net Income, as defined below, and Adjusted Earnings Per Share are useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational expenses. Adjusted Net Income is defined as net income (loss) adjusted for the after-tax effects of amortization, gain on change in fair value of interest rate swaps, change in fair value of warrant liabilities, stock-based compensation expense and related employer payroll tax, business combination transaction costs, lease abandonment charges, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its existing headquarters’ lease, net costs related to divestiture, M&A and integration costs and gain on sale of cost method investment. Net income (loss) is the most directly comparable GAAP measure to Adjusted Net Income, and you should review the reconciliation of net income (loss) to Adjusted Net Income below and not rely on any single financial measure to evaluate our business.

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

The following table reconciles net income (loss) to Adjusted Net Income and Adjusted Earnings per Share for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(dollar amounts in thousands)	2022	2021
Net income (loss)	$11,975	$(5,084)
Amortization of intangible assets	18,080	18,077
Amortization of acquired technologies— Cost of revenue	6,695	6,580
Gain on change in fair value of interest rate swaps	—	(3,277)
Change in fair value of warrant liabilities	(2,136)	—
Stock-based compensation expense and related employer payroll tax	24,656	12,654
Business combination transaction costs	732	3,002
Lease abandonment	1,222	1,833
Lease overlap costs	1,338	—
Net costs related to divestiture	60	772
M&A and integration costs	1,407	—
Gain on sale of cost method investment	(3,578)	—
Tax effect of adjustments	(11,577)	(9,551)
Adjusted net income	$48,874	$25,006
Adjusted net income per share attributable to common stockholders:
Basic	$0.08	$0.05
Diluted	$0.08	$0.05
Weighted average shares outstanding:
Basic	603,104,839	505,072,914
Diluted	641,028,410	523,164,329

Adjusted Net Income increased $23.9 million, or 95.4%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was driven primarily by increased software subscription revenues from expanding solution adoption among existing customers, existing customer upgrades and sales to new customers and economies of scale resulting from fixed cost arrangements and less interest expense resulting from less outstanding long-term debt and a lower variable interest rate.

Liquidity and Capital Resources

We have financed our operations from cash flows from operations. The Company generated $46.9 million of cash flows from operating activities during the three months ended March 31, 2022. As of March 31, 2022, the Company had cash and cash equivalents of $195.5 million. The Company had a working capital surplus of $187.5 million at March 31, 2022 and had an accumulated deficit at March 31, 2022 totaling $734.4 million. As of March 31, 2022, the Company had $798.0 million aggregate principal outstanding on term loans.

We believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our revolving credit facility will be sufficient to fund our operations, fund required long-term debt repayments and meet our commitments for capital expenditures for at least the next twelve months.

Although we are not currently a party to any material definitive agreement regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies, we may enter into these types of arrangements, which could reduce our cash and cash equivalents or require us to seek additional equity or debt financing. Additional funds from financing arrangements may not be available on terms favorable to us or at all.

Debt

On September 21, 2021, CCC Intelligent Solutions Inc., an indirect wholly owned subsidiary of the Company, together with certain of the Company’s subsidiaries acting as guarantors entered into a credit agreement (the "2021 Credit Agreement").

The 2021 Credit Agreement replaced the Company’s 2017 First Lien Credit Agreement (the “First Lien Credit Agreement”), dated as of April 27, 2017, as amended as of February 14, 2020.

The proceeds of the 2021 Credit Agreement were used to repay all outstanding borrowings under the First Lien Credit Agreement.

2021 Credit Agreement—The 2021 Credit Agreement consists of the $800.0 million Term B Loan and 2021 Revolving Credit Facility for an aggregate principal amount of $250.0 million. The 2021 Revolving Credit Facility has a sublimit of $75.0 million for letters of credit. The Company received proceeds of $798.0 million, net of debt discount of $2.0 million, related to the Term B Loan.

Beginning with the quarter ending March 31, 2022, the Term B Loan requires quarterly principal payments of $2.0 million until June 30, 2028, with the remaining outstanding principal amount required to be paid on the maturity date, September 21, 2028. Beginning with the year ending December 31, 2022, the Term B Loan requires a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. As of March 31, 2022, the Company is not subject to the annual excess cash flow calculation and no such principal prepayments are required.

As of March 31, 2022, the amount outstanding on the Term B Loans was $798.0 million, of which, $8.0 million is classified as current.

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

During the three months ended March 31, 2022, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 3.0%. The Company made interest payments of $5.9 million during the three months ended March 31, 2022.

The Company has an outstanding standby letter of credit for $0.7 million which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility. At March 31, 2022, $249.3 million was available to be borrowed under the 2021 Revolving Credit Facility.

Borrowings under the 2021 Lien Credit Agreement are guaranteed by Cypress Holdings, Intermediate Holdings II, Inc. and certain of its US subsidiaries by a perfected first priority lien on the stock of CCC Intelligent Solutions Inc. and substantially all of its assets, subject to various limitations and exceptions.

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

In addition, beginning with the three months ended March 31, 2022, the terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments, the Company’s leverage ratio cannot exceed 6.25 to 1.00. As of March 31, 2022, the Company was not subject to the financial covenant.

First Lien Credit Agreement—In April 2017, the Company entered into the First Lien Credit Agreement.

The First Lien Credit Agreement initially consisted of a $1.0 billion term loan and revolving credit facilities for an aggregate principal amount of $100.0 million, with a sublimit of $30.0 million for letters of credit under the First Lien Revolvers.

In February 2020, the Company refinanced its long-term debt and entered into the First Amendment to the First Lien Credit Agreement. The First Lien Amendment provided an incremental term loan, amended the amount of commitments and the maturity dates of the First Lien Credit Agreement’s revolving credit facilities.

The First Lien Amendment provided an incremental term loan in the amount of $375.0 million and reduced the amount of commitments under the First Lien Revolvers to an aggregate principal amount of $91.3 million. The First Lien Revolvers continued to have a sublimit of $30.0 million for letters of credit.

The First Lien Term Loan required (after giving effect to the First Lien Amendment) quarterly principal payments of approximately $3.5 million until March 31, 2024, with the remaining outstanding principal amount required to be paid on the maturity date, April 27, 2024. The First Lien Term Loan required a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the First Lien Credit Agreement. When a principal prepayment was required, the prepayment offset the future quarterly principal payments of the same amount. As of December 31, 2020, subject to the request of the lenders of the First Lien Term Loan, a principal prepayment of up to $21.9 million was required. In April 2021, the Company made a principal prepayment of $1.5 million to those lenders who made such a request.

The Company made a principal prepayment of $525.0 million on July 30, 2021. Subsequently, in September 2021, using the proceeds from the Term B Loan provided in the 2021 Credit Agreement, the Company fully repaid the remaining $804.2 million of outstanding borrowings on the First Lien Term Loan.

Amounts outstanding under the First Lien Credit Agreement bore interest at a variable rate of LIBOR, plus up to 3.00% per annum based upon the Company’s leverage ratio, as defined in the First Lien Credit Agreement. A quarterly commitment fee of up to 0.50% was payable on the unused portion of the First Lien Revolvers.

During the three months ended March 31, 2021 the weighted-average interest rate on the outstanding borrowings under the First Lien Term Loan was 4.1%. The Company made interest payments of $13.4 million during the three months ended March 31, 2021.

Cash Flows

The following table provides a summary of cash flow data for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(dollar amounts in thousands)	2022	2021
Net cash provided by operating activities	$46,865	$38,234
Net cash used in investing activities	(42,615)	(4,686)
Net cash provided by (used in) financing activities	8,691	(136,501)
Net effect of exchange rate change	12	9
Change in cash and cash equivalents	$12,953	$(102,944)

Net cash provided by operating activities was $46.9 million for the three months ended March 31, 2022. Net cash provided by operating activities consists of net income of $12.0 million, adjusted for $30.9 million of non-cash items, $14.7 million for changes in working capital and ($10.7) million for the effect of changes in other operating assets and liabilities. Significant non-cash adjustments include depreciation and amortization of $31.6 million, stock-based compensation expense of $23.6 million, non-cash lease expense of $1.2 million, deferred income tax benefits of ($21.2) and a change in fair value of warrant liabilities of ($2.1) million. The change in net operating assets and liabilities was primarily a result of a decrease in accrued expenses of $16.5 million due to timing of cash disbursements and employee incentive plan payments, an increase in other assets of $10.8 million due to timing of payments and other deferred costs, partially offset by a decrease in income taxes of $20.4 million due to timing of payments, a decrease in accounts receivable of $2.0 million due to timing of receipts of payments from customers, an increase in accounts payable of $4.8 million due to timing of cash disbursements and an increase in deferred revenue of $2.4 million due to timing of customer receipts and revenue recognition.

Net cash used in investing activities was $42.6 million for the three months ended March 31, 2022. Net cash used in investing activities was due to $32.2 million for a business acquisition and $14.3 million of capitalized internally developed software projects and purchases of software, equipment and property, partially offset by $3.9 million of proceeds from the sale of a cost method investment.

Net cash provided by financing activities was $8.7 million for the three months ended March 31, 2022. Net cash provided by financing activities was due to $10.7 million of proceeds from exercise of stock options, partially offset by $2.0 million of principal payments of long-term debt.

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

Except as described below, there have been no material changes to our critical accounting estimates as compared to the critical accounting policies and estimates disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K.

Fair Value of Contingent Consideration

Earnout liabilities arising from business acquisitions represent contingent consideration that may be payable in cash and recorded as a liability at fair value upon acquisition and re-measured at fair value in each subsequent reporting period. Changes in fair value are recorded in the consolidated statements of operations.

Determining the fair value of contingent consideration requires us to make assumptions and judgments. We estimate the fair value of contingent consideration using a Monte Carlo simulation model. These estimates involve inherent uncertainties and if different assumptions had been used, including but not limited to forecast inputs and discount rates, the fair value of contingent consideration could have been materially different from the amounts recorded. During the three months ended March 31, 2022, we have made a preliminary estimate of the fair value of the contingent consideration associated with the acquisition of Safekeep.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2022, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In January 2022, we implemented a new customer billing system for our automotive collision repair and parts supplier customers that changed our internal control over financial reporting. In connection with this implementation, we updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 identified in management’s evaluation pursuant to in Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For risk factors relating to our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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
31.1*

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

__________

* Filed herewith

** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 5, 2022	CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

	By:	/s/ Githesh Ramamurthy
	Name:	Githesh Ramamurthy
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated: May 5, 2022

	By:	/s/ Brian Herb
	Name:	Brian Herb
	Title:	Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)