Form 10-Q
period 2022-06-30
CCC Intelligent Solutions Holdings Inc.
filed 2022-08-05
CIK 1818201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

As of July 29, 2022, 616,503,861 shares of common stock, $0.0001 par value per share, were issued and outstanding.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

Form 10-Q

For the Quarter Ended June 30, 2022

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	227,640	182,544
Accounts receivable—Net of allowances of $4,296 and $3,791 for June 30, 2022 and December 31, 2021, respectively	82,816	78,793
Income taxes receivable	71	318
Deferred contract costs	16,021	15,069
Other current assets	30,640	46,181
Total current assets	357,188	322,905
SOFTWARE, EQUIPMENT, AND PROPERTY—Net	143,629	135,845
OPERATING LEASE ASSETS	33,615	37,234
INTANGIBLE ASSETS—Net	1,168,449	1,213,249
GOODWILL	1,494,267	1,466,884
DEFERRED FINANCING FEES, REVOLVER—Net	2,593	2,899
DEFERRED CONTRACT COSTS	19,869	22,117
EQUITY METHOD INVESTMENT	10,228	10,228
OTHER ASSETS	35,739	26,165
TOTAL	3,265,577	3,237,526
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	15,350	12,918
Accrued expenses	60,641	66,691
Income taxes payable	20,847	7,243
Current portion of long-term debt	8,000	8,000
Current portion of long-term licensing agreement—Net	2,788	2,703
Operating lease liabilities	4,137	8,052
Deferred revenues	33,298	31,042
Total current liabilities	145,061	136,649
LONG-TERM DEBT—Net	777,384	780,610
DEFERRED INCOME TAXES—Net	231,728	275,745
LONG-TERM LICENSING AGREEMENT—Net	32,213	33,629
OPERATING LEASE LIABILITIES	55,849	56,133
WARRANT LIABILITIES	39,338	62,478
OTHER LIABILITIES	2,859	5,785
Total liabilities	1,284,432	1,351,029
COMMITMENTS AND CONTINGENCIES (Notes 19 and 20)
MEZZANINE EQUITY:
Redeemable non-controlling interest	14,179	14,179
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par; 5,000,000,000 shares authorized; 615,501,951 and 609,768,296 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	62	61
Additional paid-in capital	2,686,326	2,618,924
Accumulated deficit	(718,813)	(746,352)
Accumulated other comprehensive loss	(609)	(315)
Total stockholders’ equity	1,966,966	1,872,318
TOTAL	3,265,577	3,237,526

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES	$192,786	$166,789	$379,609	$324,578
COST OF REVENUES
Cost of revenues, exclusive of amortization of acquired technologies	46,095	38,932	88,795	76,945
Amortization of acquired technologies	6,750	6,580	13,445	13,160
Total cost of revenues	52,845	45,512	102,240	90,105
GROSS PROFIT	139,941	121,277	277,369	234,473
OPERATING EXPENSES:
Research and development	38,758	31,253	74,438	61,877
Selling and marketing	31,091	21,551	57,894	40,968
General and administrative	39,509	28,394	83,717	66,233
Amortization of intangible assets	18,066	18,078	36,146	36,155
Total operating expenses	127,424	99,276	252,195	205,233
OPERATING INCOME	12,517	22,001	25,174	29,240
INTEREST EXPENSE	(7,944)	(18,903)	(15,285)	(37,669)
CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS	—	3,089	—	6,366
GAIN ON SALE OF COST METHOD INVESTMENT	—	—	3,578	—
CHANGE IN FAIR VALUE OF WARRANT LIABILITIES	21,004	—	23,140	—
OTHER INCOME — Net	112	4	194	91
PRETAX INCOME (LOSS)	25,689	6,191	36,801	(1,972)
INCOME TAX (PROVISION) BENEFIT	(10,125)	(2,375)	(9,262)	704
NET INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	15,564	3,816	27,539	(1,268)
Less: net income (loss) attributable to non-controlling interest	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC.	$15,564	$3,816	$27,539	$(1,268)
Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$0.01	$0.05	$(0.00)
Diluted	$0.02	$0.01	$0.04	$(0.00)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	605,948,628	505,430,380	604,534,589	505,252,635
Diluted	639,964,696	523,687,498	640,650,297	505,252,635
COMPREHENSIVE INCOME (LOSS):
Net income (loss) including non-controlling interest	15,564	3,816	27,539	(1,268)
Other comprehensive income (loss)—Foreign currency translation adjustment	(303)	(36)	(294)	(29)
COMPREHENSIVE INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	15,261	3,780	27,245	(1,297)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC.	$15,261	$3,780	$27,245	$(1,297)

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable
	Non-Controlling							Accumulated
	Interest	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding		Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2021	$14,179	—	$—	609,768,296	$61	$2,618,924	$(746,352)	$(315)	$1,872,318
Stock-based compensation expense	—	—	—	—	—	23,644	—	—	23,644
Exercise of stock options—net of tax	—	—	—	3,961,270	—	10,633	—	—	10,633
Exercise of warrants—net	—	—	—	1,246	—	—	—	—	—
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	27,314	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	9	9
Net income	—	—	—	—	—	—	11,975	—	11,975
BALANCE—March 31, 2022	14,179	—	—	613,758,126	61	2,653,201	(734,377)	(306)	1,918,579
Stock-based compensation expense	—	—	—	—	—	28,403	—	—	28,403
Exercise of stock options—net of tax	—	—	—	1,713,991	1	4,722	—	—	4,723
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	29,834	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(303)	(303)
Net income	—	—	—	—	—	—	15,564	—	15,564
BALANCE—June 30, 2022	$14,179	—	$—	615,501,951	$62	$2,686,326	$(718,813)	$(609)	$1,966,966

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable
	Non-Controlling							Accumulated
	Interest	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding		Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2020	$14,179	—	$—	504,274,890	$50	1,501,206	$(129,370)	$(271)	$1,371,615
Issuance of common stock	—	—	—	110,679	—	1,007	—	—	1,007
Stock-based compensation expense	—	—	—	883,729	—	11,838	—	—	11,838
Exercise of stock options—net of tax	—	—	—	161,080	—	444	—	—	444
Dividend to CCCIS stockholders	—	—	—	—	—	—	(134,551)	—	(134,551)
Foreign currency translation adjustment	—	—	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	—	(5,084)	—	(5,084)
BALANCE—March 31, 2021	14,179	—	—	505,430,378	50	1,514,495	(269,005)	(264)	1,245,276
Stock-based compensation expense	—	—	—	—	—	2,579	—	—	2,579
Foreign currency translation adjustment	—	—	—	—	—	—	—	(36)	(36)
Net income	—	—	—	—	—	—	3,816	—	3,816
BALANCE—June 30, 2021	$14,179	—	$—	505,430,378	$50	$1,517,074	$(265,189)	$(300)	$1,251,635

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27,539	$(1,268)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of software, equipment, and property	13,490	10,472
Amortization of intangible assets	49,591	49,315
Deferred income taxes	(43,703)	(11,068)
Stock-based compensation	52,047	15,537
Amortization of deferred financing fees	949	2,321
Amortization of discount on debt	131	392
Change in fair value of interest rate swaps	—	(6,366)
Change in fair value of warrant liabilities	(23,140)	—
Non-cash lease expense	2,152	3,667
Loss on disposal of software, equipment and property	795	—
Gain on sale of cost method investment	(3,578)	—
Other	47	34
Changes in:
Accounts receivable—Net	(4,027)	(7,749)
Deferred contract costs	(952)	(765)
Other current assets	15,463	(1,937)
Deferred contract costs—Non-current	2,248	(1,597)
Other assets	(9,935)	1,699
Operating lease assets	1,576	3,410
Income taxes	13,851	(43)
Accounts payable	3,204	3,613
Accrued expenses	(7,949)	4,031
Operating lease liabilities	(4,308)	(3,900)
Deferred revenues	2,256	2,303
Other liabilities	(62)	(2,281)
Net cash provided by operating activities	87,685	59,820
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of software, equipment, and property	(25,469)	(13,158)
Acquisition of Safekeep, Inc., net of cash acquired	(32,242)	—
Purchase of equity method investment	—	(10,189)
Proceeds from sale of cost method investment	3,892	—
Purchase of intangible asset	—	(49)
Net cash used in investing activities	(53,819)	(23,396)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(4,000)	(6,923)
Proceeds from issuance of common stock	—	1,007
Proceeds from exercise of stock options	15,511	503
Dividends to CCCIS stockholders	—	(134,549)
Net cash provided by (used in) financing activities	11,511	(139,962)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(281)	(74)
NET CHANGE IN CASH AND CASH EQUIVALENTS	45,096	(103,612)
CASH AND CASH EQUIVALENTS:
Beginning of period	182,544	162,118
End of period	$227,640	$58,506
NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid liability related to software, equipment, and property	$—	$5,752
Contingent consideration related to business acquisition	$200	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$14,153	$35,020
Cash paid for income taxes—Net	$38,946	$10,409

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
2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of mezzanine equity and stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operations and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any future period.

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

The Company's significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the significant accounting policies since December 31, 2021.

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

Use of Estimates—The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts, and the disclosures of contingent amounts in the Company’s condensed consolidated financial statements and the accompanying notes. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. The

Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management’s estimates if past experience or other assumptions are not substantially accurate. Significant estimates in these condensed consolidated financial statements include the estimation of contract transaction prices, the determination of the amortization period for contract assets, the valuation of goodwill and intangible assets, the valuation of the warrant liabilities, the estimates and assumptions associated with stock incentive plans, and the measurement of expected contingent consideration in connection with business acquisitions.

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

Recently Adopted Accounting Pronouncements—Effective January 1, 2022, the Company adopted Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to reduce the complexity of accounting for income taxes. Changes include treatment of hybrid tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of legal entities not subject to tax, intra period tax allocation, ownership changes in investments, interim-period accounting for enacted changes in tax law, and year-to-date loss limitation in interim-period tax accounting. The adoption of ASU 2019-12 did not have a material impact on the Company's condensed consolidated financial statements.

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
•
each of Dragoneer’s redeemable Class A ordinary shares and Class B ordinary shares that were issued and outstanding immediately prior to the Effective Time was exchanged for an equal number of shares of the Company’s common stock.

Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements with certain institutional investors (the “PIPE Investors”), pursuant to which the PIPE Investors purchased, immediately prior to the closing, an aggregate of 15,000,000 shares of the Company’s common stock at a purchase price of $10.00 per share.

Prior to the closing, the Company entered into forward purchase agreements with Dragoneer Funding LLC and Willett Advisors LLC, pursuant to which the Company issued an aggregate of 17,500,000 forward purchase units, each consisting of one common share and one-fifth of one Public Warrant to purchase one common share for $11.50 per share, for a purchase price of $10.00 per unit. The public warrants were redeemed in December 2021 (see Note 18).

Effective upon Closing, 8,625,000 shares issued and held by Dragoneer Growth Opportunities Holdings (the “Sponsor Vesting Shares”) became non-transferable and subject to forfeiture on the tenth anniversary of Closing if neither of the following triggering events has occurred: (a) the share price of the Company’s common stock has been greater than or equal to $13.00 per share for any twenty trading days within any thirty consecutive trading day period beginning after Closing, or (b) a change in control as defined in the Business Combination Agreement. The Sponsor Vesting Shares do not meet the criteria to be classified as a liability and are presented within stockholders’ equity.

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

The acquisition was accounted for as a business combination and reflects the application of acquisition accounting in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date with the excess purchase price assigned to goodwill. The goodwill was primarily attributable to the expected synergies from the combined service offerings and the value of the acquired workforce. The goodwill is not deductible for tax purposes.

The Company’s estimates of the fair values of the assets acquired, liabilities assumed and contingent consideration are based on information that was available at the date of the acquisition and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of acquisition. There have been no material changes to the preliminary purchase price allocation during the three months ended June 30, 2022.

The following table summarizes the allocation of the consideration to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets acquired:
Current assets	$150
Intangible asset - acquired technology	4,800
Deferred tax assets	314
Total assets acquired	5,264
Liabilities assumed:
Current liabilities	147
Total liabilities assumed	147
Net assets acquired	5,117
Goodwill	27,383
Total purchase price	$32,500

The acquired technology intangible asset has an estimated useful life of seven years and is being amortized on a straight-line basis.

The fair value of the acquired technology intangible asset was determined by valuation models based on estimates of future operating projections as well as judgments on the discount rates and other variables. This fair value measurement is based on significant unobservable inputs, including management estimates and assumptions and thus represents a Level 3 measurement.

The transaction costs associated with the acquisition were $1.2 million for the six months ended June 30, 2022, and are included in general and administrative expenses within the condensed consolidated statements of operations and comprehensive income (loss).

5.
REvenue

Disaggregation of Revenue—The Company provides disaggregation of revenue based on type of service as it believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table summarizes revenue by type of service for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Software subscriptions	$185,499	$159,841	$365,317	$311,865
Other	7,287	6,948	14,292	12,713
Total revenues	$192,786	$166,789	$379,609	$324,578

Transaction Price Allocated to the Remaining Performance Obligations—Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2022, approximately $1,335 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $524 million during the following twelve months, and approximately $811 million thereafter. The estimated revenues do not include unexercised contract renewals. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.

Deferred Revenue—Revenue recognized for the three months ended June 30, 2022 from amounts in deferred revenue as of March 31, 2022 was $32.2 million. Revenue recognized for the three months ended June 30, 2021 from amounts in deferred revenue as of March 31, 2021 was $26.4 million.

Revenue recognized for the six months ended June 30, 2022 from amounts in deferred revenue as of December 31, 2021 was $30.2 million. Revenue recognized for the six months ended June 30, 2021 from amounts in deferred revenue as of December 31, 2020 was $25.6 million.

Contract Assets and Liabilities—The opening and closing balances of the Company’s receivables, contract assets and contract liabilities from contracts with customers are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Accounts receivables-net of allowances	$82,816	$78,793
Deferred contract costs	16,021	15,069
Long-term deferred contract costs	19,869	22,117
Other assets (accounts receivable, non-current)	14,201	8,622
Deferred revenues	33,298	31,042
Other liabilities (deferred revenues, non-current)	1,444	1,574

A summary of the activity impacting deferred revenue balances during the three and six months ended June 30, 2022 and 2021, is presented below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Balance at beginning of period	$34,900	$30,109	$32,616	$28,515
Revenue recognized[1]	(92,823)	(82,159)	(182,255)	(163,121)
Additional amounts deferred[1]	92,665	82,806	184,381	165,362
Balance at end of period	$34,742	$30,756	$34,742	$30,756

Classified as:
Current	$33,298	$28,824	$33,298	$28,824
Non-current	1,444	1,932	1,444	1,932
Total deferred revenue	$34,742	$30,756	$34,742	$30,756

1 Amounts include total revenue deferred and recognized during each respective period.

A summary of the activity impacting the deferred contract costs during the three and six months ended June 30, 2022 and 2021 is presented below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Balance at beginning of period	$36,948	$26,554	$37,186	$26,361
Costs amortized	(4,407)	(3,612)	(8,628)	(7,317)
Additional amounts deferred	3,349	5,725	7,332	9,623
Balance at end of period	$35,890	$28,667	$35,890	$28,667

Classified as:
Current	$16,021	$12,681	$16,021	$12,681
Non-current	19,869	15,986	19,869	15,986
Total deferred contract costs	$35,890	$28,667	$35,890	$28,667

6.
FAIR VALUE measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis—As of June 30, 2022, the Company's Private Warrants and contingent consideration liability related to a business acquisition are measured at fair value on a recurring basis.

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

The valuation of the Private Warrants as of June 30, 2022 and December 31, 2021 was determined using the Black-Scholes option pricing model using the following assumptions:

	June 30,	December 31,
	2022	2021
Expected term (in years)	4.1	4.6
Expected volatility	35%	35%
Expected dividend yield	0%	0%
Risk-free interest rate	3.00%	1.20%
Fair value at valuation date	$2.21	$3.51

The contingent consideration liability related to the acquisition of Safekeep (see Note 4) is recorded at our estimate of fair value on the acquisition date and is adjusted each reporting period for changes in fair value, which can result from changes in anticipated payments and changes in assumed discount rates. These inputs are unobservable in the market and therefore categorized as Level 3 inputs.

The estimated fair value of the contingent consideration at June 30, 2022 was determined using probability-weighted discounted cash flows and a Monte Carlo simulation model. The discount rate, based on the Company's estimated cost of debt, was 9.0%.

Since the date of the business acquisition of Safekeep, there has been no change in the estimated fair value of the Company's contingent consideration liability and the Company has not recognized any gain (loss) for a change in the estimated fair value of contingent consideration during the three and six months ended June 30, 2022.

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis at June 30, 2022 (in thousands):

Liabilities	Fair Value	Level 1	Level 2	Level 3
Contingent consideration related to business acquisition	$200	$—	$—	$200
Private warrants	39,338	—	39,338	—
Total	$39,538	$—	$39,338	$200

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis at December 31, 2021 (in thousands):

Liabilities	Fair Value	Level 1	Level 2	Level 3
Private warrants	$62,478	$—	$62,478	$—
Total	$62,478	$—	$62,478	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis—The Company has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three and six months ended June 30, 2022 and 2021, the Company recognized no impairment related to these assets.

Fair Value of Other Financial Instruments—The following table presents the carrying amounts, net of debt discount, and estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	June 30, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
Term B Loan, including current portion	$794,204	$772,120	$798,073	$799,000

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

7.
INCOME TAXES

The Company’s effective tax rate for the three months ended June 30, 2022 and 2021 was 39.4% and 38.4%, respectively. The effective tax rate for the three months ended June 30, 2022 was higher than the June 30, 2021 effective tax rate primarily due to non-deductible executive compensation.

The Company's effective tax rate for the six months ended June 30, 2022 and 2021 was 25.2% and 35.6%, respectively. The effective tax rate for the six months ended June 30, 2022 was lower than the effective tax rate for the six months June 30, 2021 primarily due to the tax benefit received related to share-based compensation expense as well as the tax benefit associated with the re-measurement of the Company’s deferred tax liability for changes in state tax rates.

The Company made income tax payments of $38.9 million and $6.5 million for the three months ended June 30, 2022 and 2021, respectively. The Company received negligible refunds from the Internal Revenue Service and various states for the three months ended June 30, 2022 and 2021.

The Company made income tax payments of $39.0 million and $10.4 million for the six months ended June 30, 2022 and 2021, respectively. The Company received refunds from various states totaling $50 thousand and $16 thousand for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, unrecognized tax benefits were materially consistent with the amount at December 31, 2021. We anticipate this amount will decrease from $3.6 million to $3.4 million over the following twelve months, as the increase related to fiscal year 2022 is offset by decreases related to statute expirations.

8.
accounts receivable

Accounts receivable–net as of June 30, 2022 and December 31, 2021, consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accounts receivable	$87,112	$82,584
Allowance for doubtful accounts and sales reserves	(4,296)	(3,791)
Accounts receivable–net	$82,816	$78,793

Changes to the allowance for doubtful accounts and sales reserves during the three and six months ended June 30, 2022 and 2021, consist of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Balance at beginning of period	$4,161	$3,931	$3,791	$4,224
Charges to bad debt and sales reserves	704	640	1,936	1,706
Write-offs, net	(569)	(353)	(1,431)	(1,712)
Balance at end of period	$4,296	$4,218	$4,296	$4,218

9.
OTHER CURRENT ASSETS

Other current assets as of June 30, 2022 and December 31, 2021, consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid service fees	$7,107	$8,623
Prepaid software and equipment maintenance	4,991	7,593
Prepaid SaaS costs	4,926	5,909
Non-trade receivables	1,671	8,321
Prepaid insurance	456	4,416
Other	11,489	11,319
Total	$30,640	$46,181

10.
SOFTWARE, EQUIPMENT, AND PROPERTY

Software, equipment, and property as of June 30, 2022 and December 31, 2021, consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Software, licenses and database	$157,077	$140,692
Leasehold improvements	33,215	34,880
Computer equipment	32,544	31,635
Building and land	4,910	4,910
Furniture and other equipment	3,241	5,343
Total software, equipment, and property	230,987	217,460
Less accumulated depreciation and amortization	(87,358)	(81,615)
Net software, equipment, and property	$143,629	$135,845

Depreciation and amortization expense related to software, equipment and property was $6.7 million and $5.3 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense related to software, equipment and property was $13.5 million and $10.5 million for the six months ended June 30, 2022 and 2021, respectively.

11.
LEASES

The Company leases real estate in the form of office space and data center facilities. Generally, at the inception of the contract, the term for real estate leases ranges from 1 to 17 years and the term for equipment leases is 1 to 3 years. Some real estate leases include options to renew that can extend the original term by 3 to 5 years.

The components of lease expense for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease costs	$2,108	$4,542	$5,674	$9,136
Variable lease costs	574	461	1,411	1,063
Total lease costs	$2,682	$5,003	$7,085	$10,199

Supplemental cash flow and other information related to leases for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash payments for operating leases	$3,230	$3,030	$5,746	$5,998
Operating lease assets obtained in exchange for lease liabilities	109	2,365	109	2,365

12.
GOODWILL AND INTANGIBLE ASSETS

Goodwill—Goodwill was recorded in connection with business acquisitions.

No goodwill impairments were recorded during the six months ended June 30, 2022 and 2021.

For the year ended December 31, 2021, the Company performed its annual impairment assessment as of September 30, 2021, which indicated no impairment and there was no change to the carrying amount of goodwill.

Changes in the net carrying amount of goodwill during the six months ended June 30, 2022 were as of follows:

Net
Carrying
Amount

Balance as of December 31, 2021	1,466,884
Acquisition of Safekeep, Inc.	27,383
Balance as of June 30, 2022	1,494,267

Intangible Assets—The Company’s intangible assets are primarily the result of business acquisitions.

During the three and six months ended June 30, 2022 and 2021, the Company did not record an impairment charge.

During February 2022, the Company recorded $4.8 million of acquired technology intangible assets as a result of the acquisition of Safekeep (see Note 4).

The intangible assets balance as of June 30, 2022, is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	16–18	12.8	$1,299,750	$(373,963)	$925,787
Acquired technologies	3–7	2.2	187,955	(135,763)	52,192
Subtotal			1,487,705	(509,726)	977,979
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,678,175	$(509,726)	$1,168,449

The intangible assets balance as of December 31, 2021, is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	16–18	13.3	$1,299,750	$(337,831)	$961,919
Acquired technologies	3–7	2.3	183,164	(122,318)	60,846
Favorable lease terms	6	0.3	280	(266)	14
Subtotal			1,483,194	(460,415)	1,022,779
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,673,664	$(460,415)	$1,213,249

Amortization expense for intangible assets was $24.8 million and $24.7 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense for intangible assets was $49.6 million and $49.3 million for the six months ended June 30, 2022 and 2021, respectively.

Future amortization expense for the remainder of the year ended December 31, 2022 and the following four years ended December 31 and thereafter for intangible assets as of June 30, 2022, is as follows (in thousands):

Years Ending December 31:
2022	$49,637
2023	99,003
2024	81,417
2025	72,949
2026	72,949
Thereafter	602,024
Total	$977,979

13.
ACCRUED EXPENSES

Accrued expenses as of June 30, 2022 and December 31, 2021, consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Compensation	$38,589	$49,510
Professional services	5,335	2,371
Software license agreement	5,166	3,265
Royalties and licenses	3,731	2,640
Employee insurance benefits	2,702	2,443
Sales tax	2,646	2,296
Other	2,472	4,166
Total	$60,641	$66,691

14.
OTHER LIABILITIES

Other liabilities as of June 30, 2022 and December 31, 2021, consist of the following (in thousands):

	June 30,	December 31,
	2022	2021

Deferred revenue-non-current	$1,444	$1,574
Software license agreement	1,215	4,211
Contingent consideration	200	—
Total	$2,859	$5,785

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

2021 Credit Agreement—The 2021 Credit Agreement consists of an $800.0 million term loan (“Term B Loan”) and a revolving credit facility for an aggregate principal amount of $250.0 million (the “2021 Revolving Credit Facility”). The 2021 Revolving Credit Facility has a sublimit of $75.0 million for letters of credit. The Company received proceeds of $798.0 million, net of debt discount of $2.0 million, related to the Term B Loan. At June 30, 2022 and December 31, 2021, the unamortized debt discount was $1.8 million and $1.9 million respectively.

The Company incurred $9.8 million in financing costs related to the Term B Loan. These costs were recorded to a contra debt account and are being amortized to interest expense over the term of the Term B Loan using the effective interest method. As of June 30, 2022 and December 31, 2021, the unamortized financing costs were $8.8 million and $9.5 million, respectively.

The Company incurred $3.1 million in financing costs related to the 2021 Revolving Credit Facility. These costs were recorded to a deferred financing fees asset account and are being amortized to interest expense over the term of the 2021 Revolving Credit Facility using the effective interest method. As of June 30, 2022 and December 31, 2021, the deferred financing fees asset balance was $2.6 million and $2.9 million, respectively.

Beginning with the quarter ended March 31, 2022, the Term B Loan requires quarterly principal payments of $2.0 million until June 30, 2028, with the remaining outstanding principal amount required to be paid on the maturity date, September 21, 2028. Beginning with the year ending December 31, 2022, the Term B Loan requires a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. As of June 30, 2022, the Company was not subject to the annual excess cash flow calculation and no such principal prepayments are required.

As of June 30, 2022 and December 31, 2021, the amount outstanding on the Term B Loan is $796.0 million and $800.0 million, respectively. As of June 30, 2022 and December 31, 2021, $8.0 million of the amount outstanding on the Term B Loan is classified as current in the accompanying condensed consolidated balance sheets.

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

During the three months ended June 30, 2022, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 3.3%. The Company made interest payments of $6.6 million during the three months ended June 30, 2022.

During the six months ended June 30, 2022, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 3.2%. The Company made interest payments of $12.5 million during the six months ended June 30, 2022.

The Company issued a standby letter of credit for $0.7 million during 2021 which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility and at June 30, 2022 and December 31, 2021, $249.3 million was available to be borrowed.

In addition, beginning with the three months ended March 31, 2022, the terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments, the Company’s leverage ratio cannot exceed 6.25 to 1.00. As of June 30, 2022, the Company was not subject to the financial covenant.

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

During the three months ended June 30, 2021, the weighted-average interest rate on the outstanding borrowings under the First Lien Term Loan was 4.1%. The Company made interest payments of $13.5 million during the three months ended June 30, 2021.

During the six months ended June 30, 2021, the weighted-average interest rate on the outstanding borrowings under the First Lien Term Loan was 4.1%. The Company made interest payments of $26.8 million during the six months ended June 30, 2021.

Long-term debt as of June 30, 2022 and December 31, 2021, consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Term B Loan	$796,000	$800,000
Term B Loan—discount	(1,795)	(1,926)
Term B Loan—deferred financing fees	(8,821)	(9,464)
Term B Loan—net of discount & fees	785,384	788,610
Less: Current portion	(8,000)	(8,000)
Total long-term debt—net of current portion	$777,384	$780,610

Interest Rate Swaps—In June 2017, the Company entered into three floating to fixed interest rate swap agreements ("Swap Agreements") to reduce its exposure to the variability from future cash flows resulting from interest rate risk related to its floating rate long-term debt. In September 2021, the Company extinguished the Swap Agreements which were scheduled to expire in June 2022.

16.
Capital stock

Preferred Stock—The Company is authorized to issue up to 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, there were no shares of preferred stock issued or outstanding.

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

There were 615,501,951 and 609,768,296 shares of common stock issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.

During April 2022, certain existing shareholders completed a secondary offering where the selling shareholders sold 20,000,000 shares of common stock at a price to the public of $9.70 per share. The Company did not receive any of the proceeds from the sale of the shares by the existing stockholders. In connection with the offering, the Company incurred $0.3 million of offering costs during the three months ended June 30, 2022 and $1.2 million of offering costs during the six months ended June 30, 2022, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

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

Awards granted under the 2017 Plan had time-based vesting or performance-based with a market condition vesting requirements. Stock options granted under the 2017 Plan expire on the tenth anniversary of the grant date.

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

Stock Options—The table below summarizes the option activity for the six months ended June 30, 2022:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding—December 31, 2021	55,644,495	$2.95	6.0	$469,591
Exercised	(5,682,071)	2.71
Forfeited and canceled	(222,234)	4.67
Options outstanding—June 30, 2022	49,740,190	$2.97	5.4	$309,841
Options exercisable—June 30, 2022	45,634,668	$2.73	5.1	$295,200
Options vested and expected to vest—June 30, 2022	49,436,255	$2.95	5.3	$308,786

The fair value of the options vested during the six months ended June 30, 2022 was $8.1 million.

Restricted Stock Units—Restricted Stock Units (“RSUs”) are convertible into shares of the Company’s common stock upon vesting.

During the six months ended June 30, 2022, the Company granted 15,561,624 RSUs, of which 14,191,160 have time-based vesting requirements, 685,257 have performance-based vesting requirements and 685,207 have performance-based with a market condition vesting requirements.

The valuation of the performance-based RSUs with a market condition granted during the six months ended June 30, 2022 was determined using a Monte Carlo simulation model using the following assumptions:

Expected term (in years)	2.8
Expected volatility	35%
Expected dividend yield	0%
Risk-free interest rate	2.28%
Fair value at valuation date	$7.42

The table below summarizes the RSU activity for the six months ended June 30, 2022:

		Weighted-
		Average
	Shares	Fair Value
Non-vested RSUs—December 31, 2021	18,558,211	$10.74
Granted	15,561,624	10.14
Vested	(103,124)	9.68
Forfeited	(701,723)	11.08
Non-vested RSUs—June 30, 2022	33,314,988	10.46

Employee Stock Purchase Plan—As of June 30, 2022, 6,031,714 shares of common stock are reserved for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP increases on January 1 by the lesser of 1% of the total numbers of shares outstanding or a lesser amount as determined by the board of directors.

As of June 30, 2022, no shares had been sold under the ESPP.

Stock-Based Compensation—Stock-based compensation expense has been recorded in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of revenues	$1,661	$176	$2,510	$394
Research and development	5,530	700	9,060	1,275
Sales and marketing	6,611	735	11,441	1,289
General and administrative	14,601	1,272	29,036	12,579
Total stock-based compensation expense	$28,403	$2,883	$52,047	$15,537

As of June 30, 2022, there was $203.7 million of unrecognized stock compensation expense related to non-vested time-based awards which is expected to be recognized over a weighted-average period of 3.3 years. As of June 30, 2022, there was $93.5 million of unrecognized stock-based compensation expense related to non-vested performance-based awards.
18.
WARRANTS

Upon consummation of the Business Combination (see Note 3), the Company assumed the outstanding Public Warrants and Private Warrants issued by Dragoneer.

As of June 30, 2022 and December 31, 2021, the Company had 17,800,000 Private Warrants outstanding and no Public Warrants outstanding.

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

The Private Warrants are identical to the Public Warrants underlying the shares sold in Dragoneer’s initial public offering. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable, so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Private Warrants may only be exercised for a whole number of shares of the Company’s common stock. Each whole Private Warrant entitles the registered holder to purchase one share of the Company’s common stock. All warrants have an exercise price of $11.50 per share, subject to adjustment, beginning on August 29, 2021, and will expire on July 30, 2026 or earlier upon redemption or liquidation.

There were no exercises or redemptions of the Private Warrants during the three and six months ended June 30, 2022.

The Company recognized income of $21.0 million and $23.1 million as a change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022, respectively.

At June 30, 2022 and December 31, 2021, the Company’s warrant liability was $39.3 million and $62.5 million, respectively.

19.
COMMITMENTS

Purchase Obligations—The Company has long-term agreements with suppliers and other parties related to licensing data used in its products and services, outsourced data center, disaster recovery, and software as a service that expire at various dates through 2031. As of June 30, 2022, there were no material changes from the amounts disclosed as of December 31, 2021.

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

The Company recognized revenue from a customer that is affiliated with one of its principal equity owners. The Company recognized revenue of $0.2 million and $0.3 million from the related party customer during the three and six months ended June 30, 2022, respectively. Revenue was de minimis for the three and six months ended June 30, 2021. The associated receivable from the customer at June 30, 2022 and December 31, 2021 was de minimis.

The Company incurred expenses for employee health insurance benefits with an entity affiliated with one of its principal equity owners. The Company incurred expenses of $0.8 million and $1.6 million during the three and six months ended June 30, 2022, respectively. The Company incurred expenses of $0.8 million and $1.6 million during the three and six months ended June 30, 2021, respectively. The associated payable as of June 30, 2022 and December 31, 2021 was $0.3 million and $0.2 million, respectively.

The Company incurred expenses for human resource support services with an entity affiliated with one of its principal equity owners. The Company incurred associated expenses of a de minimis amount and $0.1 million during the three and six months ended June 30, 2022, respectively. The Company incurred associated expenses of $0.1 million and $0.05 million during the three and six months ended June 30, 2021. The associated payable for the human resource support services was de minimis at June 30, 2022 and December 31, 2021.

The Company incurred expenses for sales tax processing services and license fees for tax information with an entity affiliated with one of its board members. The Company incurred expenses with the affiliated entity of $0.1 million and $0.3 million during the three and six months ended June 30, 2022, respectively. The Company incurred expenses with the affiliated entity of a de minimis amount during the three and six months ended June 30, 2021. There was no associated payable at June 30, 2022 and December 31, 2021.

The Company reimburses its principal equity owners for services and any related travel and out-of-pocket expenses. The Company's expenses for services, travel and out-of-pocket expenses were de minimis during the three and six months ended June 30, 2022 and 2021. The associated payable was de minimis as of June 30, 2022 and December 31, 2021.

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

The 8,625,000 Sponsor Vesting Shares that are issued and outstanding at June 30, 2022 are excluded from the weighted average number of shares of common stock outstanding until the vesting requirement is met and the restriction is removed.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic and diluted earnings per share of common stock (in thousands, except for share and per share data).

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator
Net income (loss)	$15,564	$3,816	$27,539	$(1,268)
Denominator
Weighted average shares of common stock - basic	605,948,628	505,430,380	604,534,589	505,252,635
Dilutive effect of stock-based awards	34,016,068	18,257,118	36,115,708	—
Weighted average shares of common stock - diluted	639,964,696	523,687,498	640,650,297	505,252,635
Net income (loss) per share:
Basic	$0.03	$0.01	$0.05	$(0.00)
Diluted	$0.02	$0.01	$0.04	$(0.00)

Approximately 22,162,166 common stock equivalent shares were excluded from the computation of diluted per share amounts for the three months ended June 30, 2022, because their effect was anti-dilutive. No common stock equivalent shares were excluded from the computation of diluted per share amounts for the three months ended June 30, 2021. Approximately 14,336,893 and 18,185,977 common stock equivalent shares were excluded from the computation of diluted per share amounts for the six months ended June 30, 2022 and 2021, respectively, because their effect was anti-dilutive.

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

Revenues by geographic area, presented based upon the location of the customer are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
United States	$190,852	$165,502	$375,691	$321,487
China	1,934	1,287	3,918	3,091
Total revenues	$192,786	$166,789	$379,609	$324,578

Software, equipment and property, net by geographic area are as follows (in thousands):

	June 30,	December 31,
	2022	2021
United States	$143,586	$135,784
China	43	61
Total software, equipment and property-net	$143,629	$135,845

24.
GAIN ON Sale of cost method investment

During February 2022, the Company received cash proceeds of $3.9 million in exchange for its equity interest in an investee as a result of the acquisition of the investee. The Company had been accounting for its investment using the cost method and recognized a gain of $3.6 million during the six months ended June 30, 2022. The investment’s carrying value was $0.3 million and was included within other assets on the accompanying condensed consolidated balance sheet at December 31, 2021. The Company no longer has any ownership interest in the investee.

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

We believe we have become a leading insurance and repair SaaS provider in the U.S. by increasing the depth and breadth of our SaaS offerings over many years. Our insurance solutions help insurance carriers manage mission-critical workflows, from claims to underwriting, while building smart, dynamic experiences for their own customers. Our software integrates seamlessly with both legacy and modern systems alike and enables insurers to rapidly innovate on our platform. Our repair solutions help collision repair facilities achieve better performance throughout the collision repair cycle by digitizing processes to drive business growth, streamline operations, and improve repair quality. We have more than 300 insurers on our network, connecting with over 27,500 repair facilities through our multi-tenant cloud platform. We believe our software is the architectural backbone of insurance DRP programs and is the primary driver of material revenue for our collision shop customers and a source of material efficiencies for our insurance carrier customers.

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

We have strong customer relationships in the end-markets we serve, and these relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. We have customer agreements with more than 300 insurers (including carriers, self-insurers and other entities processing insurance claims), including 18 of the top 20 automotive insurance carriers in the U.S., based on DWP, and hundreds of regional carriers. We have more than 30,000 total customers, including over 27,500 automotive collision repair facilities (including repairers and other entities that estimate damaged vehicles), thousands of automotive dealers, 13 of the top 15 automotive manufacturers, based on new vehicle sales, and numerous other companies that participate in the P&C insurance economy.

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

	Quarter Ending	2022	2021
Software NDR	March 31	114%	106%
	June 30	111%	110%
	September 30		113%
	December 31		115%

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

	Quarter Ending	2022	2021
Software GDR	March 31	99%	98%
	June 30	99%	98%
	September 30		98%
	December 31		98%

Results of Operations

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021

	Three Months Ended June 30,
(dollar amounts in thousands, except share and per share data)	2022	2021	$	%
Revenues	$192,786	$166,789	$25,997	15.6%
Cost of revenues, exclusive of amortization of acquired technologies	46,095	38,932	7,163	18.4%
Amortization of acquired technologies	6,750	6,580	170	2.6%
Cost of revenues(1)	52,845	45,512	7,333	16.1%
Gross profit	139,941	121,277	18,664	15.4%
Operating expenses:
Research and development(1)	38,758	31,253	7,505	24.0%
Selling and marketing(1)	31,091	21,551	9,540	44.3%
General and administrative(1)	39,509	28,394	11,115	39.1%
Amortization of intangible assets	18,066	18,078	(12)	-0.1%
Total operating expenses	127,424	99,276	28,148	28.4%
Operating income	12,517	22,001	(9,484)	-43.1%
Other income (expense):
Interest expense	(7,944)	(18,903)	10,959	58.0%
Change in fair value of interest rate swaps	—	3,089	(3,089)	NM
Change in fair value of warrant liabilities	21,004	—	21,004	NM
Other income, net	112	4	108	NM
Total other income (expense)	13,172	(15,810)	28,982	NM
Income before income taxes	25,689	6,191	19,498	314.9%
Income tax provision	(10,125)	(2,375)	(7,750)	-326.3%
Net income	$15,564	$3,816	$11,748	307.9%
Net income per share attributable to common stockholders:
Basic	$0.03	$0.01
Diluted	$0.02	$0.01
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	605,948,628	505,430,380
Diluted	639,964,696	523,687,498

(1) Includes stock-based compensation expense as follows (in thousands):
	Three Months Ended June 30,
	2022	2021
Cost of revenues	$1,661	$176
Research and development	5,530	700
Sales and marketing	6,611	735
General and administrative	14,601	1,272
Total stock-based compensation expense	$28,403	$2,883

NM—Not Meaningful

Revenues

Revenue increased by $26.0 million to $192.8 million, or 15.6%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The Company's software subscription revenues accounted for $185.5 million and $159.8 million, or 96% and 96%, of total revenue during the three months ended June 30, 2022 and 2021, respectively.

The increase in revenue was primarily a result of 12% growth from existing customer upgrades and expanding solution offerings to these existing customers as well as 4% growth from new customers.

Cost of Revenues

Cost of revenues increased by $7.3 million to $52.8 million, or 16.1%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Cost of Revenues, exclusive of amortization of acquired technologies

Cost of revenues, exclusive of amortization of acquired technologies, increased by $7.2 million to $46.1 million, or 18.4%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was due to a $3.3 million increase in personnel costs, including an increase of $1.5 million in stock-based compensation, a $2.0 million increase in third party license and royalty fees and a $1.3 million increase in consulting and other professional service costs.

Amortization of Acquired Technologies

Amortization of acquired technologies was $6.8 million for the three months ended June 30, 2022, compared to a $6.6 million for the three months ended June 30, 2021.

Gross Profit

Gross profit increased by $18.7 million to $139.9 million, or 15.4%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Our gross profit margin was 72.6% for the three months ended June 30, 2022 compared to 72.7% for the three months ended June 30, 2021. The increase in gross profit was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements.

Research and Development

Research and development expense increased by $7.5 million to $38.8 million, or 24.0%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily due to an $8.9 million increase in personnel costs, including an increase of $4.8 million in stock-based compensation, and a $1.6 million increase in consulting and other professional service costs, partially offset by a $3.9 million increase in the amount of capitalized time on development projects.

Selling and Marketing

Selling and marketing expense increased by $9.5 million to $31.1 million, or 44.3%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily due to an $8.3 million increase in personnel costs, including an increase of $5.9 million in stock-based compensation, and a $0.7 million increase in marketing and event costs, mainly from the Company's annual Industry Conference, held in person in 2022 while held virtually in 2021.

General and Administrative

General and administrative expense increased by $11.1 million to $39.5 million, or 39.1%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily due to a $13.9 million increase in personnel costs, including an increase of $13.3 million in stock-based compensation, and a $1.7 million increase in insurance costs, partially offset by a $3.4 million decrease in consulting and other professional service costs and a $1.9 million decrease in the Company's facilities costs due to the closure of the Company's previous headquarters in March 2022.

Amortization of Intangible Assets

Amortization of intangible assets was $18.1 million for the three months ended June 30, 2022 and 2021.

Interest Expense

Interest expense decreased by $11.0 million to $7.9 million, or 58.0%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021 primarily due to less outstanding long-term debt and a lower variable interest rate during the three months ended June 30, 2022.

Change in Fair Value of Interest Rate Swaps

The change in fair value of interest rate swaps recognized during the three months ended June 30, 2021 was due to the proximity of the maturity date of the swap agreements prior to the extinguishment of the interest rate swaps in September 2021. The Company did not recognize any change in fair value of interest rate swaps during the three months ended June 30, 2022.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities was $21.0 million for the three months ended June 30, 2022. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist during the three months ended June 30, 2021. The income from the change in fair value was due to the decrease in the estimated fair value of the Private Warrants, primarily from the lower price of the Company's common stock at June 30, 2022, compared to March 31, 2022.

Income Tax Provision

Income tax provision was $10.1 million for the three months ended June 30, 2022, compared to $2.4 million for the three months ended June 30, 2021. The increase in the income tax provision was primarily due to the Company having higher pretax income during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

	Six Months Ended June 30,
(dollar amounts in thousands, except share and per share data)	2022	2021	$	%
Revenue	$379,609	$324,578	$55,031	17.0%
Cost of revenue, exclusive of amortization of acquired technologies	88,795	76,945	11,850	15.4%
Amortization of acquired technologies	13,445	13,160	285	2.2%
Cost of revenues(1)	102,240	90,105	12,135	13.5%
Gross profit	277,369	234,473	42,896	18.3%
Operating expenses:
Research and development(1)	74,438	61,877	12,561	20.3%
Selling and marketing(1)	57,894	40,968	16,926	41.3%
General and administrative(1)	83,717	66,233	17,484	26.4%
Amortization of intangible assets	36,146	36,155	(9)	0.0%
Total operating expenses	252,195	205,233	46,962	22.9%
Operating income	25,174	29,240	(4,066)	-13.9%
Other income (expense):
Interest expense	(15,285)	(37,669)	22,384	59.4%
Change in fair value of interest rate swaps	—	6,366	(6,366)	NM
Change in fair value of warrant liabilities	23,140	—	23,140	NM
Gain on sale of cost method investment	3,578	—	3,578	NM
Other income, net	194	91	103	113.2%
Total other income (expense)	11,627	(31,212)	42,839	NM
Income (loss) before income taxes	36,801	(1,972)	38,773	NM
Income tax (provision) benefit	(9,262)	704	(9,966)	NM
Net income (loss)	$27,539	$(1,268)	$28,807	NM
Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$(0.00)
Diluted	$0.04	$(0.00)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	604,534,589	505,252,635
Diluted	640,650,297	505,252,635

(1) Includes stock-based compensation expense as follows (in thousands):
	Six Months Ended June 30,
	2022	2021
Cost of revenues	$2,510	$394
Research and development	9,060	1,275
Sales and marketing	11,441	1,289
General and administrative	29,036	12,579
Total stock-based compensation expense	$52,047	$15,537

NM—Not Meaningful

Revenues

Revenue increased by $55.0 million to $379.6 million, or 17.0%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The Company's software subscription revenues accounted for $365.3 million and $311.9 million, or 96% and 96%, of total revenue during the six months ended June 30, 2022 and 2021.

The increase in revenue was primarily a result of 14% growth from existing customer upgrades and expanding solution offerings to these existing customers as well as 3% growth from new customers.

Cost of Revenues

Cost of revenues increased by $12.1 million to $102.2 million, or 13.5%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Cost of Revenues, exclusive of amortization of acquired technologies

Cost of revenues, exclusive of amortization of acquired technologies, increased by $11.9 million to $88.8 million, or 15.4%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was due to a $4.9 million increase in personnel costs, including an increase of $2.1 million in stock-based compensation, a $3.9 million increase in third party license and royalty fees and a $2.1 million increase in consulting and other professional service costs.

Amortization of Acquired Technologies

Amortization of acquired technologies was $13.4 million for the six months ended June 30, 2022, compared to a $13.2 million for the six months ended June 30, 2021.

Gross Profit

Gross profit increased by $42.9 million to $277.4 million, or 18.3%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Our gross profit margin increased to 73.1% for the six months ended June 30, 2022 compared to 72.2% for the six months ended June 30, 2021. The increase in both gross profit and gross profit margin was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements.

Research and Development

Research and development expense increased by $12.6 million to $74.4 million, or 20.3%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was due to a $15.4 million increase in personnel costs, including an increase of $7.8 million in stock-based compensation, a $2.6 million increase in consulting costs, and a $1.3 million increase in IT costs, partially offset by a $7.6 million increase in the amount of capitalized time on development projects.

Selling and Marketing

Selling and marketing expense increased by $16.9 million to $57.9 million, or 41.3%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily due to a $14.8 million increase in personnel-related costs, including sales incentives and travel costs, and including an increase of $10.2 million in stock-based compensation, and a $0.9 million increase in marketing and event costs mainly due to the Company's annual Industry Conference, held in person in 2022 while held virtually in 2021.

General and Administrative

General and administrative expense increased by $17.5 million to $83.7 million, or 26.4%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily due to a $17.7 million increase in personnel costs, including an increase of $16.5 million in stock-based compensation, and a $3.5 million increase in insurance costs, partially offset by a $3.7 million decrease in consulting and other professional service costs.

Amortization of Intangible Assets

Amortization of intangible assets was $36.1 million for the six months ended June 30, 2022, compared to a $36.2 million for the six months ended June 30, 2021.

Interest Expense

Interest expense decreased by $22.4 million to $15.3 million, or 59.4%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021 primarily due to less outstanding long-term debt and a lower variable interest rate during the six months ended June 30, 2022.

Change in Fair Value of Interest Rate Swaps

The change in fair value of interest rate swaps recognized during the six months ended June 30, 2021 was due to the proximity of the maturity date of the swap agreements prior to the extinguishment of the interest rate swaps in September 2021. The Company did not recognize any change in fair value of interest rate swaps during the six months ended June 30, 2022.

Gain on Sale of Cost Method Investment

Gain on sale of cost method investment was $3.6 million for the six months ended June 30, 2022. The gain recognized was due to the $3.9 million payment received in exchange for its equity interest in an investee as a result of the acquisition of the investee. The Company did not recognize any gain or loss on sale of cost method investment during the six months ended June 30, 2021.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities was $23.1 million for the six months ended June 30, 2022. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist during the six months ended June 30, 2021. The income from the change in fair value was due to the decrease in the estimated fair value of the Private Warrants, primarily from the lower price of the Company's common stock at June 30, 2022, compared to December 31, 2021.

Income Tax (Provision) Benefit

Income tax provision was $9.3 million for the six months ended June 30, 2022, compared to an income tax benefit of $0.7 million for the six months ended June 30, 2021. The change was primarily due to the Company having pretax income during the six months ended June 30, 2022, compared to a pretax loss during the six months ended June 30, 2021.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe that Adjusted Gross Profit, Adjusted Operating Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share, and Free Cash Flow which are each non-GAAP measures, are useful in evaluating our operational performance. We use this non-GAAP financial information to evaluate our ongoing operations and for internal planning, budgeting and forecasting purposes and setting management bonus programs. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance and comparing our performance with competitors and other comparable companies, which may present similar non-GAAP financial measures to investors. Our computation of these non-GAAP measures may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate these measures in the same fashion. We endeavor to compensate for the limitation of the non-GAAP measure presented by also providing the most directly comparable GAAP measure and a description of the reconciling items and adjustments to derive the non-GAAP measure. These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures on a supplemental basis.

Adjusted Gross Profit

Adjusted Gross Profit is defined as gross profit, adjusted for amortization of acquired technologies and stock-based compensation and related employer payroll tax, which are not indicative of our recurring core business operating results. Adjusted Gross Profit Margin is defined as Adjusted Gross Profit divided by Revenue.

The following table reconciles Gross Profit to Adjusted Gross Profit for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except percentages)	2022	2021	2022	2021
Gross Profit	$139,941	$121,277	$277,369	$234,473
Amortization of acquired technologies	6,750	6,580	13,445	13,160
Stock-based compensation and related employer payroll tax	1,680	176	2,613	394
Adjusted Gross Profit	$148,371	$128,033	$293,427	$248,027
Gross Profit Margin	73%	73%	73%	72%
Adjusted Gross Profit Margin	77%	77%	77%	76%

Adjusted Operating Expenses

Adjusted Operating Expenses is defined as operating expenses adjusted for amortization, stock-based compensation expense and related employer payroll tax, business combination transaction costs, lease abandonment charges, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its existing headquarters’ lease, net costs related to divestiture and merger and acquisition ("M&A") and integration costs.

The following table reconciles operating expenses to Adjusted Operating Expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2022	2021	2022	2021
Operating expenses	$127,424	$99,276	$252,195	$205,233
Stock-based compensation expense and related employer payroll tax	(26,973)	(2,707)	(50,695)	(15,143)
Lease abandonment	—	(925)	(1,338)	(1,850)
Lease overlap costs	—	(909)	(1,222)	(1,817)
Net income (costs) related to divestiture	6	(1,494)	(53)	(2,266)
Business combination transaction and related costs	(324)	(1,953)	(1,056)	(4,955)
M&A and integration costs	(348)	—	(1,756)	—
Amortization of intangible assets	(18,066)	(18,078)	(36,146)	(36,155)
Adjusted operating expenses	$81,719	$73,210	$159,929	$143,047

Adjusted Operating Income

Adjusted Operating Income is defined as operating income adjusted for amortization, stock-based compensation expense and related employer payroll tax, business combination transaction costs, lease abandonment charges, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its existing headquarters’ lease, net costs related to divestiture and M&A and integration costs.

The following table reconciles operating income to Adjusted Operating Income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,

(dollar amounts in thousands)	2022	2021	2022	2021
Operating income	$12,517	$22,001	$25,174	$29,240
Stock-based compensation expense and related employer payroll tax	28,653	2,883	53,308	15,537
Lease abandonment	—	925	1,338	1,850
Lease overlap costs	—	909	1,222	1,817
Net (income) costs related to divestiture	(6)	1,494	53	2,266
Business combination transaction and related costs	324	1,953	1,056	4,955
Amortization of intangible assets	18,066	18,078	36,146	36,155
M&A and integration costs	348	—	1,756	—
Amortization of acquired technologies—Cost of revenue	6,750	6,580	13,445	13,160
Adjusted operating income	$66,652	$54,823	$133,498	$104,980

Adjusted EBITDA

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

The following table reconciles net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2022	2021	2022	2021
Net income (loss)	$15,564	$3,816	$27,539	$(1,268)
Interest expense	7,944	18,903	15,285	37,669
Income tax provision (benefit)	10,125	2,375	9,262	(704)
Amortization of intangible assets	18,066	18,078	36,146	36,155
Amortization of acquired technologies—Cost of revenue	6,750	6,580	13,445	13,160
Depreciation and amortization of software, equipment and property	6,683	5,314	13,490	10,467
EBITDA	65,132	55,066	115,167	95,479
Change in fair value of interest rate swaps	—	(3,089)	—	(6,366)
Change in fair value of warrant liabilities	(21,004)	—	(23,140)	—
Stock-based compensation expense and related employer payroll tax	28,653	2,883	53,308	15,537
Business combination transaction and related costs	324	1,953	1,056	4,955
Lease abandonment	—	925	1,338	1,850
Lease overlap costs	—	909	1,222	1,817
Net (income) costs related to divestiture	(6)	1,494	53	2,266
M&A and integration costs	348	—	1,756	—
Gain on sale of cost method investment	—	—	(3,578)	—
Adjusted EBITDA	$73,447	$60,141	$147,182	$115,538
Adjusted EBITDA Margin	38.1%	36.1%	38.8%	35.6%

Adjusted Net Income and Adjusted Earnings Per Share

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

The following table reconciles net income (loss) to Adjusted Net Income and Adjusted Earnings per Share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2022	2021	2022	2021
Net income (loss)	$15,564	$3,816	$27,539	$(1,268)
Amortization of intangible assets	18,066	18,078	36,146	36,155
Amortization of acquired technologies— Cost of revenue	6,750	6,580	13,445	13,160
Change in fair value of interest rate swaps	—	(3,089)	—	(6,366)
Change in fair value of warrant liabilities	(21,004)	—	(23,140)	—
Stock-based compensation expense and related employer payroll tax	28,653	2,883	53,308	15,537
Business combination transaction and related costs	324	1,953	1,056	4,955
Lease abandonment	—	925	1,338	1,850
Lease overlap costs	—	909	1,222	1,817
Net (income) costs related to divestiture	(6)	1,494	53	2,266
M&A and integration costs	348	—	1,756	—
Gain on sale of cost method investment	—	—	(3,578)	—
Tax effect of adjustments	(11,287)	(7,223)	(22,867)	(16,774)
Adjusted net income	$37,408	$26,326	$86,278	$51,332
Adjusted net income per share attributable to common stockholders:
Basic	$0.06	$0.05	$0.14	$0.10
Diluted	$0.06	$0.05	$0.13	$0.10
Weighted average shares outstanding:
Basic	605,948,628	505,430,380	604,534,589	505,252,635
Diluted	639,964,696	523,687,498	640,650,297	523,438,612

Free Cash Flow

Free Cash Flow is defined as net cash provided by operating activities less cash used for the purchases of software, equipment and property, and purchase of intangible assets.

The following table reconciles net cash provided by operating activities to Free Cash Flow for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2022	2021	2022	2021
Net cash provided by operating activities	$40,820	$21,586	$87,685	$59,820
Less: Purchases of software, equipment, and property	(11,189)	(8,521)	(25,469)	(13,158)
Less: Purchase of intangible assets	—	—	—	(49)
Free Cash Flow	$29,631	$13,065	$62,216	$46,613

Liquidity and Capital Resources

We have financed our operations with cash flows from operations. The Company generated $87.7 million of cash flows from operating activities during the six months ended June 30, 2022. As of June 30, 2022, the Company had cash and cash equivalents of $227.6 million, a working capital surplus of $212.1 million and an accumulated deficit totaling $718.8 million. As of June 30, 2022, the Company had $796.0 million aggregate principal outstanding on its term loan.

We believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our 2021 Revolving Credit Facility will be sufficient to fund our operations, fund required long-term debt repayments and meet our commitments for capital expenditures for at least the next twelve months.

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

Beginning with the year ending December 31, 2022, the Term B Loan requires a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. As of June 30, 2022, the Company is not subject to the annual excess cash flow calculation and no such principal prepayments are required.

As of June 30, 2022, the amount outstanding on the Term B Loans was $796.0 million, of which, $8.0 million is classified as current.

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

During the three months ended June 30, 2022, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 3.3%. The Company made interest payments of $6.6 million during the three months ended June 30, 2022.

During the six months ended June 30, 2022, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 3.2%. The Company made interest payments of $12.5 million during the six months ended June 30, 2022.

The Company has an outstanding standby letter of credit for $0.7 million which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility. At June 30, 2022, $249.3 million was available to be borrowed under the 2021 Revolving Credit Facility.

In addition, beginning with the three months ended June 30, 2022, the terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments, the Company’s leverage ratio cannot exceed 6.25 to 1.00. As of June 30, 2022, the Company was not subject to the financial covenant.

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

During the three months ended June 30, 2021 the weighted-average interest rate on the outstanding borrowings under the First Lien Term Loan was 4.1%. The Company made interest payments of $13.5 million during the three months ended June 30, 2021.

During the six months ended June 30, 2021 the weighted-average interest rate on the outstanding borrowings under the First Lien Term Loan was 4.1%. The Company made interest payments of $26.8 million during the six months ended June 30, 2021.

Cash Flows
The following table provides a summary of cash flow data for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(dollar amounts in thousands)	2022	2021
Net cash provided by operating activities	$87,685	$59,820
Net cash used in investing activities	(53,819)	(23,396)
Net cash provided by (used in) financing activities	11,511	(139,962)
Net effect of exchange rate change	(281)	(74)
Change in cash and cash equivalents	$45,096	$(103,612)

Net cash provided by operating activities was $87.7 million for the six months ended June 30, 2022. Net cash provided by operating activities consists of net income of $27.5 million, adjusted for $48.8 million of non-cash items, $21.8 million for changes in working capital and ($10.4) million for the effect of changes in other operating assets and liabilities. Significant non-cash adjustments include depreciation and amortization of $63.1 million, stock-based compensation expense of $52.0 million, non-cash lease expense of $2.2 million, deferred income tax benefits of ($43.7) and a change in fair value of warrant liabilities of ($23.1) million. The change in net operating assets and liabilities was primarily a result of a decrease of $15.5 million in other current assets due to timing of cash receipts of non-trade receivables and timing of payments for other deferred costs and an increase in income taxes of $13.9 million, partially offset by decrease in accrued expenses of $8.0 million due to timing of cash disbursements and employee incentive plan payments, an increase in other assets of $9.9 million due to timing of payments and other deferred costs, and an increase in accounts receivable of $4.0 million due to timing of receipts of payments from customers.

Net cash used in investing activities was $53.8 million for the six months ended June 30, 2022. Net cash used in investing activities was due to $32.2 million for a business acquisition and $25.5 million of capitalized internally developed software projects and purchases of software, equipment and property, partially offset by $3.9 million of proceeds from the sale of a cost method investment.

Net cash provided by financing activities was $11.5 million for the six months ended June 30, 2022. Net cash provided by financing activities was due to $15.5 million of proceeds from stock option exercises, partially offset by $4.0 million of principal payments of long-term debt.

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

Determining the fair value of contingent consideration requires us to make assumptions and judgments. We estimate the fair value of contingent consideration using a Monte Carlo simulation model. These estimates involve inherent uncertainties and if different assumptions had been used, including but not limited to forecast inputs and discount rates, the fair value of contingent consideration could have been materially different from the amounts recorded. We have estimated the fair value of the contingent consideration associated with the acquisition of Safekeep as of the acquisition date and reassess our estimate each reporting period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 identified in management’s evaluation pursuant to in Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 4, 2022	CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

	By:	/s/ Githesh Ramamurthy
	Name:	Githesh Ramamurthy
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated: August 4, 2022

	By:	/s/ Brian Herb
	Name:	Brian Herb
	Title:	Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)