Form 10-Q
period 2022-09-30
CCC Intelligent Solutions Holdings Inc.
filed 2022-11-04
CIK 1818201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, 620,711,455 shares of common stock, $0.0001 par value per share, were issued and outstanding.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

Form 10-Q

For the Quarter Ended September 30, 2022

Table of Contents

		Page
PART I. FINANCIAL INFORMATION`

	Cautionary Statement Regarding Forward-Looking Statements	3
Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	5
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021	6
	Unaudited Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021	7
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “CCC” mean CCC Intelligent Solutions Holdings Inc. (formerly Dragoneer Growth Opportunities Corp.) and our subsidiaries. On July 30, 2021, Dragoneer Growth Opportunities Corp., a Cayman Islands exempted company (“Dragoneer”), consummated a business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of February 2, 2021 (the “Business Combination Agreement”), as amended, by and among Dragoneer and Cypress Holdings Inc., a Delaware corporation (“CCCIS”). Immediately upon the consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”, and such completion the “Closing”), CCCIS merged with and into Chariot Merger Sub, a wholly-owned direct subsidiary of Dragoneer, with CCCIS surviving the Business Combination as a wholly-owned direct subsidiary of Dragoneer (the “Merger”). In connection with the Transactions, Dragoneer changed its name to “CCC Intelligent Solutions Holdings Inc.”

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
•
our ability to acquire or invest in companies or pursue business partnerships, which may divert our management’s attention or result in dilution to our stockholders, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions, investments or partnerships;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	248,153	182,544
Accounts receivable—Net of allowances of $4,690 and $3,791 as of September 30, 2022 and December 31, 2021, respectively	98,194	78,793
Income taxes receivable	71	318
Deferred contract costs	15,788	15,069
Other current assets	33,898	46,181
Total current assets	396,104	322,905
SOFTWARE, EQUIPMENT, AND PROPERTY—Net	147,531	135,845
OPERATING LEASE ASSETS	34,901	37,234
INTANGIBLE ASSETS—Net	1,143,630	1,213,249
GOODWILL	1,494,267	1,466,884
DEFERRED FINANCING FEES, REVOLVER—Net	2,439	2,899
DEFERRED CONTRACT COSTS	18,818	22,117
EQUITY METHOD INVESTMENT	10,228	10,228
OTHER ASSETS	49,999	26,165
TOTAL	3,297,917	3,237,526
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	14,579	12,918
Accrued expenses	63,873	66,691
Income taxes payable	17,025	7,243
Current portion of long-term debt	8,000	8,000
Current portion of long-term licensing agreement—Net	2,832	2,703
Operating lease liabilities	3,713	8,052
Deferred revenues	33,602	31,042
Total current liabilities	143,624	136,649
LONG-TERM DEBT—Net	775,770	780,610
DEFERRED INCOME TAXES—Net	222,370	275,745
LONG-TERM LICENSING AGREEMENT—Net	31,488	33,629
OPERATING LEASE LIABILITIES	58,111	56,133
WARRANT LIABILITIES	39,026	62,478
OTHER LIABILITIES	2,729	5,785
Total liabilities	1,273,118	1,351,029
COMMITMENTS AND CONTINGENCIES (Notes 19 and 20)
MEZZANINE EQUITY:
Redeemable non-controlling interest	14,179	14,179
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par; 5,000,000,000 shares authorized; 620,117,025 and 609,768,296 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	62	61
Additional paid-in capital	2,720,695	2,618,924
Accumulated deficit	(709,018)	(746,352)
Accumulated other comprehensive loss	(1,119)	(315)
Total stockholders’ equity	2,010,620	1,872,318
TOTAL	3,297,917	3,237,526

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES	$198,734	$176,628	$578,342	$501,205
COST OF REVENUES
Cost of revenues, exclusive of amortization of acquired technologies	46,379	51,273	135,174	128,218
Amortization of acquired technologies	6,748	6,580	20,193	19,740
Total cost of revenues	53,127	57,853	155,367	147,958
GROSS PROFIT	145,607	118,775	422,975	353,247
OPERATING EXPENSES:
Research and development	40,273	67,016	114,711	128,894
Selling and marketing	30,838	80,382	88,731	121,350
General and administrative	39,376	142,511	123,093	208,745
Amortization of intangible assets	18,066	18,078	54,212	54,232
Total operating expenses	128,553	307,987	380,747	513,221
OPERATING INCOME (LOSS)	17,054	(189,212)	42,228	(159,974)
INTEREST EXPENSE	(10,501)	(13,878)	(25,786)	(51,548)
CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	5,991	2,007	5,991	8,373
CHANGE IN FAIR VALUE OF WARRANT LIABILITIES	312	(26,889)	23,452	(26,889)
GAIN ON SALE OF COST METHOD INVESTMENT	9	—	3,587	—
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	(15,240)	—	(15,240)
OTHER INCOME (LOSS)—Net	382	(93)	576	1
PRETAX INCOME (LOSS)	13,247	(243,305)	50,048	(245,277)
INCOME TAX (PROVISION) BENEFIT	(3,452)	53,523	(12,714)	54,227
NET INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	9,795	(189,782)	37,334	(191,050)
Less: net income (loss) attributable to non-controlling interest	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC.	$9,795	$(189,782)	$37,334	$(191,050)
Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$(0.34)	$0.06	$(0.36)
Diluted	$0.02	$(0.34)	$0.06	$(0.36)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	609,421,073	566,454,782	606,181,316	525,877,533
Diluted	643,582,922	566,454,782	642,208,622	525,877,533
COMPREHENSIVE INCOME (LOSS):
Net income (loss) including non-controlling interest	9,795	(189,782)	37,334	(191,050)
Other comprehensive income (loss)—Foreign currency translation adjustment	(510)	11	(804)	(18)
COMPREHENSIVE INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	9,285	(189,771)	36,530	(191,068)
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC.	$9,285	$(189,771)	$36,530	$(191,068)

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable
	Non-Controlling							Accumulated
	Interest	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding		Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2021	$14,179	—	$—	609,768,296	$61	$2,618,924	$(746,352)	$(315)	$1,872,318
Stock-based compensation expense	—	—	—	—	—	23,644	—	—	23,644
Exercise of stock options—net of tax	—	—	—	3,961,270	—	10,633	—	—	10,633
Exercise of warrants—net	—	—	—	1,246	—	—	—	—	—
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	27,314	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	9	9
Net income	—	—	—	—	—	—	11,975	—	11,975
BALANCE—March 31, 2022	14,179	—	—	613,758,126	61	2,653,201	(734,377)	(306)	1,918,579
Stock-based compensation expense	—	—	—	—	—	28,403	—	—	28,403
Exercise of stock options—net of tax	—	—	—	1,713,991	1	4,722	—	—	4,723
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	29,834	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(303)	(303)
Net income	—	—	—	—	—	—	15,564	—	15,564
BALANCE—June 30, 2022	14,179	—	—	615,501,951	62	2,686,326	(718,813)	(609)	1,966,966
Stock-based compensation expense	—	—	—	—	—	28,722	—	—	28,722
Exercise of stock options—net of tax	—	—	—	2,685,029	—	7,455	—	—	7,455
Issuance of common stock under employee stock purchase plan	—	—	—	408,879	—	3,197	—	—	3,197
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	1,521,166	—	(5,005)	—	—	(5,005)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(510)	(510)
Net income	—	—	—	—	—	—	9,795	—	9,795
BALANCE—September 30, 2022	$14,179	—	$—	620,117,025	$62	$2,720,695	$(709,018)	$(1,119)	$2,010,620

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable
	Non-Controlling							Accumulated
	Interest	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding		Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2020	$14,179	—	$—	504,274,890	$50	1,501,206	(129,370)	$(271)	$1,371,615
Issuance of common stock	—	—	—	110,679	—	1,007	—	—	1,007
Stock-based compensation expense	—	—	—	883,729	—	11,838	—	—	11,838
Exercise of stock options—net of tax	—	—	—	161,080	—	444	—	—	444
Dividend to CCCIS stockholders	—	—	—	—	—	—	(134,551)	—	(134,551)
Foreign currency translation adjustment	—	—	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	—	(5,084)	—	(5,084)
BALANCE—March 31, 2021	14,179	—	—	505,430,378	50	1,514,495	(269,005)	(264)	1,245,276
Stock-based compensation expense	—	—	—	—	—	2,579	—	—	2,579
Foreign currency translation adjustment	—	—	—	—	—	—	—	(36)	(36)
Net income	—	—	—	—	—	—	3,816	—	3,816
BALANCE—June 30, 2021	14,179	—	—	505,430,378	50	1,517,074	(265,189)	(300)	1,251,635
Stock-based compensation expense	—	—	—	—	—	213,966		—	213,966
Net equity infusion from the Business Combination	—	—	—	97,740,002	10	704,831	—	—	704,841
Dividend to CCCIS stockholders	—	—	—	—	—	—	(134,627)	—	(134,627)
Deemed distribution to CCCIS option holders	—	—	—	—	—	(9,006)	—	—	(9,006)
Company Vesting Shares granted to CCCIS stockholders	—	—	—	—	—	98,885	(98,885)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	11	11
Net loss	—	—	—	—	—	—	(189,782)	—	(189,782)
BALANCE—September 30, 2021	$14,179	—	$—	603,170,380	$60	$2,525,750	$(688,483)	$(289)	$1,837,038
See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,334	$(191,050)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of software, equipment, and property	20,155	18,161
Amortization of intangible assets	74,405	73,972
Deferred income taxes	(53,061)	(66,499)
Stock-based compensation	80,769	235,413
Amortization of deferred financing fees	1,424	3,204
Amortization of discount on debt	196	537
Change in fair value of derivative instruments	(5,991)	(8,373)
Change in fair value of warrant liabilities	(23,452)	26,889
Loss on early extinguishment of debt	—	15,240
Non-cash lease expense	3,076	5,029
Loss on disposal of software, equipment and property	795	—
Gain on sale of cost method investment	(3,587)	—
Other	101	54
Changes in:
Accounts receivable—Net	(19,532)	(8,332)
Deferred contract costs	(719)	(1,916)
Other current assets	12,321	(4,673)
Deferred contract costs—Non-current	3,299	(4,504)
Other assets	(18,227)	(3,221)
Operating lease assets	1,623	5,133
Income taxes	10,029	(2,846)
Accounts payable	2,466	1,399
Accrued expenses	(2,664)	17,051
Operating lease liabilities	(4,687)	(5,935)
Deferred revenues	2,557	2,861
Extinguishment of interest rate swap liability	—	(9,987)
Other liabilities	(192)	(882)
Net cash provided by operating activities	118,438	96,725
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of software, equipment, and property	(38,844)	(25,022)
Acquisition of Safekeep, Inc., net of cash acquired	(32,242)
Purchase of equity method investment	—	(10,228)
Proceeds from sale of cost method investment	3,901
Purchase of intangible asset	—	(49)
Net cash used in investing activities	(67,185)	(35,299)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	22,814	503
Proceeds from employee stock purchase plan	3,197	—
Payments for employee taxes withheld upon vesting of equity awards	(5,005)	—
Principal payments on long-term debt	(6,000)	(1,336,154)
Deemed distribution to CCCIS option holders	—	(9,006)
Net proceeds from equity infusion from the Business Combination	—	763,300
Proceeds from issuance of long-term debt, net of fees paid to lender	—	789,927
Proceeds from issuance of common stock	—	1,007
Payment of fees associated with early extinguishment of long-term debt	—	(3,320)
Dividends to CCCIS stockholders	—	(269,174)
Net cash provided by (used in) financing activities	15,006	(62,917)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(650)	(162)
NET CHANGE IN CASH AND CASH EQUIVALENTS	65,609	(1,653)
CASH AND CASH EQUIVALENTS:
Beginning of period	182,544	162,118
End of period	$248,153	$160,465
NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash purchases of software, equipment, and property	$—	$4,054
Leasehold improvements acquired by tenant improvement allowance	$—	$10,556
Contingent consideration related to business acquisition	$200	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$24,150	$47,312
Cash paid for income taxes—Net	$55,526	$15,119

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of mezzanine equity and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operations and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any future period.

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

Recently Issued Accounting Pronouncements—In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2020-03. This new guidance replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The Company plans to adopt ASU 2016-13 on January 1, 2023 and does not expect its adoption to have a material impact on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in January 2021 subsequently issued ASU 2021-01, which refines the scope of Topic 848. These ASUs provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR"), or another rate that is expected to be discontinued. ASU 2020-04 was effective upon issuance and can generally be applied through December 31, 2022. While there has been no material effect to our condensed consolidated financial statements, the guidance will potentially be applicable when we modify the current reference rate of LIBOR to another reference rate in our First Lien Credit Agreement and related interest rate cap (see Note 15).

3.
BUSINESS COMBINATION

On July 30, 2021, the Company consummated the Business Combination pursuant to the terms of the Business Combination Agreement, dated as of February 2, 2021, as amended, by and among Dragoneer, Chariot Opportunity Merger Sub, Inc. (“Chariot Merger Sub”), a Delaware corporation, and CCCIS, a Delaware corporation.

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

As part of the Business Combination, 15.0 million shares of the Company’s common stock (the “Company Earnout Shares”) shall be issued to CCCIS shareholders existing as of immediately prior to Closing and holders of vested and unvested equity awards of CCCIS as of the date of the Business Combination Agreement (subject to continued employment), following a triggering event (“CCC Triggering Event”). A CCC Triggering Event is defined as the earlier of (a) the first date on which the shares of the Company’s common stock have traded for greater than or equal to $15.00 per share for any twenty trading days within any thirty consecutive trading day period commencing after the closing or (b) a change in control as defined in the Business Combination Agreement. If a CCC Triggering Event does not occur within ten years after Closing, the CCC Earnout Shares will be forfeited.

Of the 15.0 million Company Earnout Shares, 13.5 million shares are reserved for issuance to CCCIS shareholders. The Company Earnout Shares do not meet the criteria to be classified as a liability and the fair value of the shares reserved for shareholders of $98.9 million was charged to additional paid-in capital during the three months ended September 30, 2021. The remaining 1.5 million Company Earnout Shares are reserved for issuance to CCCIS option holders.

The Company Earnout Shares are not issued shares and are excluded from the Company's issued and outstanding shares within its condensed consolidated statements of mezzanine equity and stockholders' equity.

In connection with the Business Combination, the Company incurred underwriting fees and other costs considered direct and incremental to the transaction totaling $11.1 million (before tax), consisting of legal, accounting, financial advisory and other professional fees. These amounts were treated as a reduction of the cash proceeds and are deducted from the Company’s additional paid-in capital.

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows for the nine months ended September 30, 2021 and the consolidated statement of mezzanine equity and stockholders’ equity for the three and nine months ended September 30, 2021 (in thousands):

Cash - Dragoneer trust and cash	$449,441
Cash - PIPE Financing	150,000
Cash - Forward Purchase Agreements	175,000
Less: transaction costs and advisory fees	(11,141)
Net cash contributions from Business Combination	763,300
Less: non-cash fair value of Public Warrants and Private Warrants	(58,459)
Net equity infusion from Business Combination	$704,841

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

As additional consideration for the shares, the acquisition agreement includes a contingent earnout for additional cash consideration. The potential amount of the earnout is calculated as a multiple of revenue, above a defined floor, during the 12-month measurement period ending December 31, 2024 and is not to exceed $90.0 million. The fair value of the contingent consideration as of the acquisition date of $0.2 million was estimated using a Monte Carlo simulation model that relies on unobservable inputs, including management estimates and assumptions. Thus, the contingent earnout is a Level 3 measurement.

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

The Company’s estimates of the fair values of the assets acquired, liabilities assumed and contingent consideration are based on information that was available at the date of the acquisition and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of acquisition. There have been no material changes to the preliminary purchase price allocation.

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

The fair value of the acquired technology intangible asset was determined by a valuation model based on estimates of future operating projections as well as judgments on the discount rate and other variables. This fair value measurement is based on significant unobservable inputs, including management estimates and assumptions and thus represents a Level 3 measurement.

The transaction costs associated with the acquisition were $1.2 million and are included in general and administrative expenses within the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2022.

5.
REvenue

Disaggregation of Revenue—The Company provides disaggregation of revenue based on type of service as it believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table summarizes revenue by type of service for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Software subscriptions	$191,154	$169,958	$556,470	$481,822
Other	7,580	6,670	21,872	19,383
Total revenues	$198,734	$176,628	$578,342	$501,205

Transaction Price Allocated to the Remaining Performance Obligations—Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2022, approximately $1,345 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $529 million during the following twelve months, and approximately $816 million thereafter. The estimated revenues do not include unexercised contract renewals. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.

Deferred Revenue—Revenue recognized for the three months ended September 30, 2022 from amounts in deferred revenue as of June 30, 2022 was $32.2 million. Revenue recognized for the three months ended September 30, 2021 from amounts in deferred revenue as of June 30, 2021 was $27.5 million.

Revenue recognized for the nine months ended September 30, 2022 from amounts in deferred revenue as of December 31, 2021 was $30.7 million. Revenue recognized for the nine months ended September 30, 2021 from amounts in deferred revenue as of December 31, 2020 was $26.6 million.

Contract Assets and Liabilities—The opening and closing balances of the Company’s receivables, contract assets and contract liabilities from contracts with customers are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Accounts receivables-net of allowances	$98,194	$78,793
Deferred contract costs	15,788	15,069
Long-term deferred contract costs	18,818	22,117
Other assets (accounts receivable, non-current)	17,091	8,622
Deferred revenues	33,602	31,042
Other liabilities (deferred revenues, non-current)	1,340	1,574

A summary of the activity impacting deferred revenue balances during the three and nine months ended September 30, 2022 and 2021, is presented below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Balance at beginning of period	$34,742	$30,756	$32,616	$28,515
Revenue recognized[1]	(94,997)	(87,649)	(277,250)	(250,379)
Additional amounts deferred[1]	95,197	88,016	279,576	252,987
Balance at end of period	$34,942	$31,123	$34,942	$31,123

Classified as:
Current	$33,602	$29,384	$33,602	$29,384
Non-current	1,340	1,739	1,340	1,739
Total deferred revenue	$34,942	$31,123	$34,942	$31,123

1 Amounts include total revenue deferred and recognized during each respective period.

A summary of the activity impacting the deferred contract costs during the three and nine months ended September 30, 2022 and 2021 is presented below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Balance at beginning of period	$35,890	$28,667	$37,186	$26,361
Costs amortized	(4,444)	(4,164)	(13,072)	(11,481)
Additional amounts deferred	3,160	8,223	10,492	17,846
Balance at end of period	$34,606	$32,726	$34,606	$32,726

Classified as:
Current	$15,788	$13,833	$15,788	$13,833
Non-current	18,818	18,893	18,818	18,893
Total deferred contract costs	$34,606	$32,726	$34,606	$32,726

6.
FAIR VALUE measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Private Warrants—As of September 30, 2022, the Company's Private Warrants and contingent consideration liability related to a business acquisition are measured at fair value on a recurring basis.

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

The valuation of the Private Warrants as of September 30, 2022 and December 31, 2021 was determined using the Black-Scholes option pricing model using the following assumptions:

	September 30,	December 31,
	2022	2021
Expected term (in years)	3.8	4.6
Expected volatility	35%	35%
Expected dividend yield	0%	0%
Risk-free interest rate	4.17%	1.20%

The estimated fair value of each Private Warrant using the Company's stock price on the valuation date and above assumptions was $2.19 and $3.51 as of September 30, 2022 and December 31, 2021, respectively.

Contingent Consideration Liability—The contingent consideration liability related to the acquisition of Safekeep (see Note 4), recognized within other liabilities on the condensed consolidated balance sheet, is adjusted each reporting period for changes in fair value, which can result from changes in anticipated payments and changes in assumed discount rates. These inputs are unobservable in the market and therefore categorized as Level 3 inputs.

The estimated fair value of the contingent consideration at the date of acquisition was determined using probability-weighted discounted cash flows and a Monte Carlo simulation model. The discount rate, based on the Company's estimated cost of debt, was 9.0%.

Since the date of the business acquisition of Safekeep, there has been no change in the estimated fair value of the Company's contingent consideration liability and the Company has not recognized any gain or loss for a change in the estimated fair value of contingent consideration since the date of acquisition.

Interest Rate Cap—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt (See Note 15). The fair value of the interest rate cap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore, was classified within Level 2 of the fair value hierarchy as of September 30, 2022.

The Company did not designate its interest rate cap agreements as hedging instruments and records the changes in fair value within earnings. As of September 30, 2022, the interest rate cap agreements had a fair value of $12.3 million, classified within other assets in the accompanying condensed consolidated balance sheet.

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate cap	12,279	—	12,279	—
Total Assets	$12,279	$—	$12,279	$—
Liabilities
Contingent consideration related to business acquisition	$200	$—	$—	$200
Private warrants	39,026	—	39,026	—
Total Liabilities	$39,226	$—	$39,026	$200

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

Liabilities	Fair Value	Level 1	Level 2	Level 3
Private warrants	$62,478	$—	$62,478	$—
Total	$62,478	$—	$62,478	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis—The Company has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three and nine months ended September 30, 2022 and 2021, the Company recognized no impairment related to these assets.

Fair Value of Other Financial Instruments—The following table presents the carrying amounts, net of debt discount, and estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	September 30, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
Term B Loan, including current portion	$792,270	$768,195	$798,073	$799,000

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

7.
INCOME TAXES

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. While these tax law changes have no immediate effect on our results of operations and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate its impact as further information becomes available.

The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 26.1% and 22.0%, respectively. The effective tax rate for the three months ended September 30, 2022 was higher than the effective tax rate for the three months ended September 30, 2021 primarily due to non-deductible executive compensation.

The Company's effective tax rate for the nine months ended September 30, 2022 and 2021 was 25.4% and 22.1%, respectively. The effective tax rate for the nine months ended September 30, 2022 was higher than the effective tax rate for the nine months ended September 30, 2021 primarily due to non-deductible executive compensation, partially offset by the benefit related to the re-measurement of the Company's deferred tax liability for changes in state tax rates.

The Company made income tax payments of $16.6 million and $4.7 million for the three months ended September 30, 2022 and 2021, respectively. The Company received negligible refunds from the Internal Revenue Service ("IRS") and various states for the three months ended September 30, 2022 and 2021.

The Company made income tax payments of $55.5 million and $15.1 million for the nine months ended September 30, 2022 and 2021, respectively. The Company received negligible refunds from the IRS and various states for the nine months ended September 30, 2022 and 2021.

As of September 30, 2022, unrecognized tax benefits were materially consistent with the amount as of December 31, 2021. We anticipate this amount will decrease from $3.6 million to $3.5 million over the following twelve months, as the increase related to fiscal year 2022 is offset by decreases related to statute expirations.

8.
accounts receivable

Accounts receivable–Net as of September 30, 2022 and December 31, 2021, consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accounts receivable	$102,884	$82,584
Allowance for doubtful accounts and sales reserves	(4,690)	(3,791)
Accounts receivable–net	$98,194	$78,793

As of September 30, 2022, one customer represented 16% of the Company's net accounts receivable. As of December 31, 2021, no customer represented more than 10% of the Company's net accounts receivable.

Changes to the allowance for doubtful accounts and sales reserves during the three and nine months ended September 30, 2022 and 2021, consist of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Balance at beginning of period	$4,296	$4,218	$3,791	$4,224
Charges to bad debt and sales reserves	1,100	818	3,036	2,524
Write-offs, net	(706)	(1,064)	(2,137)	(2,776)
Balance at end of period	$4,690	$3,972	$4,690	$3,972

9.
OTHER CURRENT ASSETS

Other current assets as of September 30, 2022 and December 31, 2021, consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid SaaS costs	6,606	5,909
Prepaid insurance	5,820	4,416
Prepaid service fees	5,113	8,623
Prepaid software and equipment maintenance	3,912	7,593
Non-trade receivables	1,109	8,321
Other	11,338	11,319
Total	$33,898	$46,181

10.
SOFTWARE, EQUIPMENT, AND PROPERTY

Software, equipment, and property as of September 30, 2022 and December 31, 2021, consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Software, licenses and database	$167,235	$140,692
Leasehold improvements	33,102	34,880
Computer equipment	32,948	31,635
Building and land	4,910	4,910
Furniture and other equipment	2,780	5,343
Total software, equipment, and property	240,975	217,460
Less accumulated depreciation and amortization	(93,444)	(81,615)
Software, equipment, and property—Net	$147,531	$135,845

Depreciation and amortization expense related to software, equipment and property was $6.7 million and $7.7 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense related to software, equipment and property was $20.2 million and $18.2 million for the nine months ended September 30, 2022 and 2021, respectively.

11.
LEASES

The Company leases real estate in the form of office space and data center facilities. Generally, at the inception of the contract, the term for real estate leases ranges from 1 to 17 years and the term for equipment leases is 1 to 3 years. Some real estate leases include options to renew that can extend the original term by 3 to 5 years.

The components of lease expense for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease costs	$1,871	$4,043	$7,545	$13,179
Variable lease costs	585	552	1,996	1,615
Total lease costs	$2,456	$4,595	$9,541	$14,794

Supplemental cash flow and other information related to leases for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cash payments for operating leases	$1,287	$2,872	$7,033	$8,870
Operating lease assets obtained in exchange for lease liabilities	2,257	—	2,366	2,365

12.
GOODWILL AND INTANGIBLE ASSETS

Goodwill—Goodwill was recorded in connection with business acquisitions.

No goodwill impairments were recorded during the three and nine months ended September 30, 2022 and 2021.

The Company performs its annual impairment assessment as of September 30 of each fiscal year. As of September 30, 2022, the annual impairment assessment indicated no impairment and there was no change to the carrying amount of goodwill due to impairment.

Based on the quantitative assessment as of September 30, 2022, the Company determined that its China reporting unit had an estimated fair value that was not significantly in excess of its carrying value. While it was concluded that the goodwill assigned to the China reporting unit was not impaired, it could be at risk of future impairment if the Company's long-term financial objectives are not achieved or if there are changes to estimates and assumptions from a number of factors, many of which are outside the Company's control. As a result of the assessment, the Company did not recognize an impairment charge related to the China reporting unit.

As of September 30, 2021, the annual impairment assessment indicated no impairment and there was no change to the carrying amount of goodwill due to impairment.

Changes in the net carrying amount of goodwill during the nine months ended September 30, 2022 were as follows (in thousands):

Net
Carrying
Amount

Balance as of December 31, 2021	$1,466,884
Acquisition of Safekeep, Inc.	27,383
Balance as of September 30, 2022	$1,494,267

Intangible Assets—The Company’s intangible assets are primarily the result of business acquisitions.

During the three and nine months ended September 30, 2022 and 2021, the Company did not record an impairment charge.

The Company performs its annual impairment assessment of indefinite life intangible assets as of September 30 of each fiscal year. As of September 30, 2022 and 2021, the annual impairment assessment indicated no impairment.

During February 2022, the Company recorded $4.8 million of acquired technology intangible assets as a result of the acquisition of Safekeep (see Note 4).

The intangible assets balance as of September 30, 2022, is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	16–18	12.6	$1,299,750	$(392,029)	$907,721
Acquired technologies	3–7	2.0	187,950	(142,511)	45,439
Subtotal			1,487,700	(534,540)	953,160
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,678,170	$(534,540)	$1,143,630

The intangible assets balance as of December 31, 2021, is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	16–18	13.3	$1,299,750	$(337,831)	$961,919
Acquired technologies	3–7	2.3	183,164	(122,318)	60,846
Favorable lease terms	6	0.3	280	(266)	14
Subtotal			1,483,194	(460,415)	1,022,779
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,673,664	$(460,415)	$1,213,249

Amortization expense for intangible assets was $24.8 million and $24.7 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense for intangible assets was $74.4 million and $74.0 million for the nine months ended September 30, 2022 and 2021, respectively.

Future amortization expense for the remainder of the year ended December 31, 2022 and the following four years ended December 31 and thereafter for intangible assets as of September 30, 2022, is as follows (in thousands):

Years Ending December 31:
2022	$24,818
2023	99,003
2024	81,417
2025	72,949
2026	72,949
Thereafter	602,024
Total	$953,160

13.
ACCRUED EXPENSES

Accrued expenses as of September 30, 2022 and December 31, 2021, consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Compensation	$43,263	$49,510
Professional services	4,178	2,371
Software license agreement	2,567	3,265
Royalties and licenses	4,543	2,640
Employee insurance benefits	3,586	2,443
Sales tax	2,411	2,296
Other	3,325	4,166
Total	$63,873	$66,691

14.
OTHER LIABILITIES

Other liabilities as of September 30, 2022 and December 31, 2021, consist of the following (in thousands):

	September 30,	December 31,
	2022	2021

Deferred revenue-non-current	$1,340	$1,574
Software license agreement	1,189	4,211
Contingent consideration	200	—
Total	$2,729	$5,785

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

2021 Credit Agreement—The 2021 Credit Agreement consists of an $800.0 million term loan (“Term B Loan”) and a revolving credit facility for an aggregate principal amount of $250.0 million (the “2021 Revolving Credit Facility”). The 2021 Revolving Credit Facility has a sublimit of $75.0 million for letters of credit. The Company received proceeds of $798.0 million, net of debt discount of $2.0 million, related to the Term B Loan. As of September 30, 2022 and December 31, 2021, the unamortized debt discount was $1.7 million and $1.9 million respectively.

The Company incurred $9.8 million in financing costs related to the Term B Loan. These costs were recorded to a contra debt account and are being amortized to interest expense over the term of the Term B Loan using the effective interest method. As of September 30, 2022 and December 31, 2021, the unamortized financing costs were $8.5 million and $9.5 million, respectively.

The Company incurred $3.1 million in financing costs related to the 2021 Revolving Credit Facility. These costs were recorded to a deferred financing fees asset account and are being amortized to interest expense over the term of the 2021 Revolving Credit Facility using the effective interest method. As of September 30, 2022 and December 31, 2021, the deferred financing fees asset balance was $2.4 million and $2.9 million, respectively.

Beginning with the quarter ended March 31, 2022, the Term B Loan requires quarterly principal payments of $2.0 million until June 30, 2028, with the remaining outstanding principal amount required to be paid on the maturity date, September 21, 2028. Beginning with the year ending December 31, 2022, the Term B Loan requires a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. As of

September 30, 2022, the Company was not subject to the annual excess cash flow calculation and no such principal prepayments are required.

As of September 30, 2022 and December 31, 2021, the amount outstanding on the Term B Loan is $794.0 million and $800.0 million, respectively. As of September 30, 2022 and December 31, 2021, $8.0 million of the amount outstanding on the Term B Loan is classified as current in the accompanying condensed consolidated balance sheets.

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

During the three months ended September 30, 2022 and 2021, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 4.6% and 3.0%, respectively. The Company made interest payments of $9.2 million during the three months ended September 30, 2022. There were no interest payments made during the three months ended September 30, 2021.

During the nine months ended September 30, 2022 and 2021, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 3.6% and 3.0%, respectively. The Company made interest payments of $21.6 million during the nine months ended September 30, 2022. There were no interest payments made during the nine months ended September 30, 2021.

The Company issued a standby letter of credit for $0.7 million during 2021 which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility and as of September 30, 2022 and December 31, 2021, $249.3 million was available to be borrowed.

In addition, beginning with the three months ended March 31, 2022, the terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments, the Company’s leverage ratio cannot exceed 6.25 to 1.00. As of September 30, 2022, the Company was not subject to the financial covenant.

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

Using a portion of the proceeds of the Business Combination, the Company made a principal prepayment of $525.0 million on July 30, 2021. Subsequently, in September 2021, using the proceeds from the Term B Loan provided in the 2021 Credit Agreement and cash on hand, the Company fully repaid the remaining $804.2 million of outstanding borrowings on the First Lien Term Loan.

Amounts outstanding under the First Lien Credit Agreement bore interest at a variable rate of LIBOR, plus up to 3.00% per annum based upon the Company’s leverage ratio, as defined in the First Lien Credit Agreement. A quarterly commitment fee of up to 0.50% was payable on the unused portion of the First Lien Revolvers.

During the three months ended September 30, 2021, the weighted-average interest rate on the outstanding borrowings under the First Lien Term Loan was 4.1%. The Company made interest payments of $9.3 million during the three months ended September 30, 2021.

During the nine months ended September 30, 2021, the weighted-average interest rate on the outstanding borrowings under the First Lien Term Loan was 4.1%. The Company made interest payments of $36.1 million during the nine months ended September 30, 2021.

Long-term debt as of September 30, 2022 and December 31, 2021, consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Term B Loan	$794,000	$800,000
Term B Loan—discount	(1,730)	(1,926)
Term B Loan—deferred financing fees	(8,500)	(9,464)
Term B Loan—net of discount & fees	783,770	788,610
Less: Current portion	(8,000)	(8,000)
Total long-term debt—net of current portion	$775,770	$780,610

Interest Rate Cap—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The aggregate notional value of the interest rate cap agreements is $600.0 million with a cap rate of 4.0% and an expiration date of July 31, 2025. The premium paid for the interest rate cap agreements was $6.3 million and recognized in cash flows from operating activities in the accompanying condensed consolidated statement of cash flows. As of September 30, 2022, the aggregate fair value of the interest rate cap agreements was $12.3 million (see Note 6).

Interest Rate Swaps—In June 2017, the Company entered into three floating to fixed interest rate swap agreements ("Swap Agreements") to reduce its exposure to the variability from future cash flows resulting from interest rate risk related to its floating rate long-term debt. In September 2021, the Company made an aggregate payment of $10.0 million to extinguish the Swap Agreements which were scheduled to expire in June 2022.

16.
Capital stock

Preferred Stock—The Company is authorized to issue up to 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, there were no shares of preferred stock issued or outstanding.

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

There were 620,117,025 and 609,768,296 shares of common stock issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

During April 2022, certain existing shareholders completed a secondary offering where the selling shareholders sold 20,000,000 shares of common stock at a price to the public of $9.70 per share. The Company did not receive proceeds from the sale of the shares by the existing stockholders. In connection with the offering, the Company incurred $1.2 million of offering costs during the nine months ended September 30, 2022, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

Dividends—In July 2021, the board of directors of CCCIS declared a cash dividend on its common stock. The aggregate cash dividend of $134.6 million was paid on August 3, 2021.

In March 2021, the board of directors of CCCIS declared a cash dividend on its common stock. The aggregate cash dividend of $134.5 million was paid on March 17, 2021.

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

Awards granted under the 2017 Plan and Phantom Plan had time-based vesting or performance-based with a market condition vesting requirements.

The board of directors of CCCIS approved a modification that resulted in vesting of the performance-based awards with a market condition and the Phantom Shares upon Closing of the Business Combination. At the time of modification, the Company estimated a new fair value of the modified awards and recognized $203.9 million of stock-based compensation based on the fair value of the performance-based awards with a market condition and $6.0 million of stock-based compensation based on the fair value of the Phantom Shares.

Stock Options—The table below summarizes the option activity for the nine months ended September 30, 2022:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding—December 31, 2021	55,644,495	$2.95	6.0	$469,591
Exercised	(8,367,100)	2.73
Forfeited and canceled	(272,295)	4.64
Options outstanding—September 30, 2022	47,005,100	$2.98	5.2	$287,659
Options exercisable—September 30, 2022	43,168,788	$2.73	4.9	$274,947
Options vested and expected to vest—September 30, 2022	46,752,866	$2.96	5.1	$286,840

The fair value of the options vested during the nine months ended September 30, 2022 was $8.4 million.

Restricted Stock Units—Restricted Stock Units (“RSUs”) are convertible into shares of the Company’s common stock upon vesting.

During the nine months ended September 30, 2022, the Company granted 15,824,517 RSUs, of which 14,445,917 have time-based vesting requirements, 689,325 have performance-based vesting requirements and 689,275 have performance-based with a market condition vesting requirements.

The valuation of the performance-based RSUs with a market condition granted during the nine months ended September 30, 2022 was determined using a Monte Carlo simulation model using the following assumptions:

Expected term (in years)	2.8
Expected volatility	35%
Expected dividend yield	0%
Risk-free interest rate	2.28%

The estimated fair value of the performance-based RSUs with a market condition granted during the nine months ended September 30, 2022 was $7.42.

The table below summarizes the RSU activity for the nine months ended September 30, 2022:

		Weighted-
		Average
	Shares	Fair Value
Non-vested RSUs—December 31, 2021	18,558,211	$10.74
Granted	15,824,517	10.13
Vested	(2,081,478)	11.36
Forfeited	(963,556)	11.02
Non-vested RSUs—September 30, 2022	31,337,694	10.38

Employee Stock Purchase Plan—As of September 30, 2022, 6,031,714 shares of common stock are reserved for sale under the Employee Stock Purchase Plan ("ESPP"). The aggregate number of shares reserved for sale under the ESPP increases on January 1 by the lesser of 1% of the total numbers of shares outstanding or a lesser amount as determined by the board of directors.

As of September 30, 2022, 408,879 shares had been sold under the ESPP.

The fair value of ESPP purchase rights sold during the nine months ended September 30, 2022 was estimated using the Black Scholes option pricing model with the following assumptions:

Expected term (in years)	0.5
Expected volatility	47%
Expected dividend yield	0%
Risk-free interest rate	0.2%

Company Earnout Shares—Pursuant to the Business Combination Agreement, CCCIS shareholders and option holders, subject to continued employment, have the right to receive up to an additional 13.5 million and 1.5 million shares of common stock, respectively, if before the tenth anniversary of the Closing, (a) the share price has been greater than or equal to $15.00 per share for any twenty trading days within any thirty consecutive trading day period beginning after Closing, or (b) there is a change in control, as defined in the Business Combination Agreement.

The fair value of the Company Earnout Shares was estimated on the date of grant, using the Monte Carlo simulation method. Compensation expense on the shares granted to option holders was recorded ratably over the implied service period of five months beginning on July 30. 2021. During the three months ended September 30, 2021, the Company recognized $8.1 million of stock-based compensation expense related to the Company Earnout Shares.

Stock-Based Compensation—Stock-based compensation expense has been recorded in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of revenues	$1,657	$12,169	$4,167	$12,563
Research and development	5,373	35,472	14,433	36,748
Sales and marketing	6,890	58,770	18,331	60,060
General and administrative	14,802	113,465	43,838	126,042
Total stock-based compensation expense	$28,722	$219,876	$80,769	$235,413

As of September 30, 2022, there was $185.6 million of unrecognized stock compensation expense related to non-vested time-based awards which is expected to be recognized over a weighted-average period of 3.1 years. As of September 30, 2022, there was $81.9 million of unrecognized stock-based compensation expense related to non-vested performance-based awards to be recognized over a weighted-average period of 1.6 years.

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

There were no exercises or redemptions of the Private Warrants during the three and nine months ended September 30, 2022. As of September 30, 2022 and December 31, 2021, the Company had 17,800,000 Private Warrants outstanding.

The Company recognized income of $0.3 million and $23.5 million as a change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022, respectively.

The Company recognized an expense of $26.9 million as a change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021.

As of September 30, 2022 and December 31, 2021, the Company’s warrant liability was $39.0 million and $62.5 million, respectively.

19.
COMMITMENTS

Purchase Obligations—The Company has long-term agreements with suppliers and other parties related to licensing data used in its products and services, outsourced data center, disaster recovery, and software as a service that expire at various dates through 2031. As of September 30, 2022, there were no material changes from the amounts disclosed as of December 31, 2021.

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

The following table summarizes revenues and incurred expenses with entities affiliated with one of its principal equity owners for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Credit card processing	$233	$122	$574	$269
Expenses
Employee health insurance benefits	716	755	2,353	2,190
Human resources support services	59	53	196	194
Sales tax processing and license fees for tax information	245	*	443	*

*Not material

The following table summarizes amounts receivable and due to entities affiliated with one of its principal equity owners as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Receivables
Credit card processing	*	*
Payables
Employee health insurance benefits	$208	$232
Human resources support services	*	*
Sales tax processing and license fees for tax information	*	*

*Not material

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

The 8,625,000 Sponsor Vesting Shares that are issued and outstanding as of September 30, 2022 are excluded from the weighted average number of shares of common stock outstanding until the vesting requirement is met and the restriction is removed.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic and diluted earnings per share of common stock (in thousands, except for share and per share data).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator
Net income (loss)	$9,795	$(189,782)	$37,334	$(191,050)
Denominator
Weighted average shares of common stock - basic	609,421,073	566,454,782	606,181,316	525,877,533
Dilutive effect of stock-based awards	34,161,849	—	36,027,306	—
Weighted average shares of common stock - diluted	643,582,922	566,454,782	642,208,622	525,877,533
Net income (loss) per share:
Basic	$0.02	$(0.34)	$0.06	$(0.36)
Diluted	$0.02	$(0.34)	$0.06	$(0.36)

Approximately 8,224,561 and 33,220,634 common stock equivalent shares were excluded from the computation of diluted per share amounts for the three months ended September 30, 2022 and 2021, respectively, because their effect was anti-dilutive.

Approximately 8,250,431 and 28,940,767 common stock equivalent shares were excluded from the computation of diluted per share amounts for the nine months ended September 30, 2022 and 2021, respectively, because their effect was anti-dilutive.

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

Revenues by geographic area, presented based upon the location of the customer are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
United States	$196,727	$175,297	$572,417	$496,784
China	2,007	1,331	5,925	4,421
Total revenues	$198,734	$176,628	$578,342	$501,205

Software, equipment and property, net by geographic area are as follows (in thousands):

	September 30,	December 31,
	2022	2021
United States	$147,477	$135,784
China	54	61
Total software, equipment and property-net	$147,531	$135,845

24.
GAIN ON Sale of cost method investment

During February 2022, the Company received cash proceeds of $3.9 million in exchange for its equity interest in an investee as a result of the acquisition of the investee. The Company had been accounting for its investment using the cost method and recognized a gain of $3.6 million during the nine months ended September 30, 2022. The investment’s carrying value was $0.3 million and was included within other assets on the accompanying condensed consolidated balance sheet as of December 31, 2021. The Company no longer has any ownership interest in the investee.

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

	Quarter Ending	2022	2021
Software NDR	March 31	114%	106%
	June 30	111%	110%
	September 30	110%	113%
	December 31		115%

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

	Quarter Ending	2022	2021
Software GDR	March 31	99%	98%
	June 30	99%	98%
	September 30	99%	98%
	December 31		98%

Results of Operations

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021

	Three Months Ended September 30,
(dollar amounts in thousands, except share and per share data)	2022	2021	$	%
Revenues	$198,734	$176,628	$22,106	12.5%
Cost of revenues, exclusive of amortization of acquired technologies	46,379	51,273	(4,894)	-9.5%
Amortization of acquired technologies	6,748	6,580	168	2.6%
Cost of revenues(1)	53,127	57,853	(4,726)	-8.2%
Gross profit	145,607	118,775	26,832	22.6%
Operating expenses:
Research and development(1)	40,273	67,016	(26,743)	-39.9%
Selling and marketing(1)	30,838	80,382	(49,544)	-61.6%
General and administrative(1)	39,376	142,511	(103,135)	-72.4%
Amortization of intangible assets	18,066	18,078	(12)	-0.1%
Total operating expenses	128,553	307,987	(179,434)	-58.3%
Operating income (loss)	17,054	(189,212)	206,266	NM
Other income (expense):
Interest expense	(10,501)	(13,878)	3,377	24.3%
Change in fair value of derivative instruments	5,991	2,007	3,984	198.5%
Change in fair value of warrant liabilities	312	(26,889)	27,201	NM
Loss on early extinguishment of debt	—	(15,240)	15,240	NM
Gain on sale of cost method investment	9	—	9	NM
Other income (loss), net	382	(93)	475	NM
Total other income (expense)	(3,807)	(54,093)	50,286	93.0%
Income (loss) before income taxes	13,247	(243,305)	256,552	NM
Income tax (provision) benefit	(3,452)	53,523	(56,975)	NM
Net income (loss)	$9,795	$(189,782)	$199,577	NM
Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$(0.34)
Diluted	$0.02	$(0.34)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	609,421,073	566,454,782
Diluted	643,582,922	566,454,782

(1) Includes stock-based compensation expense as follows (in thousands):
	Three Months Ended September 30,
	2022	2021
Cost of revenues	$1,657	$12,169
Research and development	5,373	35,472
Sales and marketing	6,890	58,770
General and administrative	14,802	113,465
Total stock-based compensation expense	$28,722	$219,876

NM—Not Meaningful

Revenues

Revenue increased by $22.1 million to $198.7 million, or 12.5%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The Company's software subscription revenues accounted for $191.2 million and $170.0 million, or 96% and 96%, of total revenue during the three months ended September 30, 2022 and 2021, respectively.

The increase in revenue was primarily a result of 10% growth from existing customer upgrades and expanding solution offerings to these existing customers as well as 3% growth from new customers.

Cost of Revenues

Cost of revenues decreased by $4.7 million to $53.1 million, or 8.2%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Cost of Revenues, exclusive of amortization of acquired technologies

Cost of revenues, exclusive of amortization of acquired technologies, decreased by $4.9 million to $46.4 million, or 9.5%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The decrease was primarily due to a $10.5 million reduction in stock-based compensation, mainly from the vesting term modification completed in conjunction with the Business Combination in the prior year, partially offset by a $1.1 million increase in personnel-related costs, a $2.2 million increase in third party license and royalty fees, a $1.6 million increase in depreciation expense related to additional investments in platform and infrastructure enhancements and a $0.5 million increase in consulting and other professional service costs.

Amortization of Acquired Technologies

Amortization of acquired technologies was $6.7 million for the three months ended September 30, 2022, compared to $6.6 million for the three months ended September 30, 2021.

Gross Profit

Gross profit increased by $26.8 million to $145.6 million, or 22.6%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Our gross profit margin was 73.3% for the three months ended September 30, 2022 compared to 67.2% for the three months ended September 30, 2021. The increase in gross profit was due to a reduction in stock-based compensation, increased software subscription revenues and economies of scale resulting from fixed cost arrangements.

Research and Development

Research and development expense decreased by $26.7 million to $40.3 million, or 39.9%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The decrease was primarily due to a reduction of $30.1 million in stock-based compensation, mainly from the vesting term modification completed in conjunction with the Business Combination in the prior year and a $4.3 million increase in the amount of capitalized time on development projects, partially offset by a $6.8 million increase in resource costs.

Selling and Marketing

Selling and marketing expense decreased by $49.5 million to $30.8 million, or 61.6%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The decrease was primarily due to a reduction of $51.9 million in stock-based compensation, mainly from the vesting term modification completed in conjunction with the Business Combination in the prior year, partially offset by a $2.1 million increase in personnel-related costs, including sales incentives and travel costs.

General and Administrative

General and administrative expense decreased by $103.1 million to $39.4 million, or 72.4%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The decrease was primarily due to a reduction of $98.7 million in stock-based compensation, mainly from the vesting term modification completed in conjunction with the Business Combination in the prior year, a $1.6 million decrease in the Company's facilities costs due to the closure of the Company's previous headquarters in March 2022 and a $0.8 million decrease in consulting and other professional service costs.

Amortization of Intangible Assets

Amortization of intangible assets was $18.1 million for the three months ended September 30, 2022 and 2021.

Interest Expense

Interest expense decreased by $3.4 million to $10.5 million, or 24.3%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to less outstanding long-term debt, partially offset by higher interest rates during the three months ended September 30, 2022.

Change in Fair Value of Derivative Instruments

Change in fair value of derivative instruments was $6.0 million for the three months ended September 30, 2022, compared to $2.0 million for the three months ended September 30, 2021. The $6.0 million change in fair value recognized for the three months ended September 30, 2022 is related to the interest rate cap agreement entered into in August 2022 and driven by the increase in the forward yield curve since the inception of the agreement. The $2.0 million change in fair value of derivative instruments for the three months ended September 30, 2021 is related to the interest rate swap agreements in effect during the prior year. The interest rate swap agreements were extinguished in September 2021.

Change in Fair Value of Warrant Liabilities

We recognized income of $0.3 million from a change in fair value of warrant liabilities for the three months ended September 30, 2022, compared to expense of $26.9 million for the three months ended September 30, 2021. The income recognized for the three months ended September 30, 2022 was due to the decrease in the estimated fair value of the Private Warrants, primarily from the lower price of the Company's common stock as of September 30, 2022, compared to June 30, 2022. The expense for the three months ended September 30, 2021 was due to the increase in the estimated fair value of the Public Warrants and Private Warrants.

Loss on Early Extinguishment of Debt

There was no loss on early extinguishment of debt during the three months ended September 30, 2022. Loss on early extinguishment of debt for the three months ended September 30, 2021 was $15.2 million due to the early repayments of the total balance outstanding under the Company's First Lien Term Loan.

Income Tax (Provision) Benefit

Income tax provision was $3.5 million for the three months ended September 30, 2022, compared to a benefit of $53.5 million for the three months ended September 30, 2021. The income tax provision was due to the Company having pretax income during the three months ended September 30, 2022 compared to a pretax loss during the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

	Nine Months Ended September 30,
(dollar amounts in thousands, except share and per share data)	2022	2021	$	%
Revenue	$578,342	$501,205	$77,137	15.4%
Cost of revenue, exclusive of amortization of acquired technologies	135,174	128,218	6,956	5.4%
Amortization of acquired technologies	20,193	19,740	453	2.3%
Cost of revenues(1)	155,367	147,958	7,409	5.0%
Gross profit	422,975	353,247	69,728	19.7%
Operating expenses:
Research and development(1)	114,711	128,894	(14,183)	-11.0%
Selling and marketing(1)	88,731	121,350	(32,619)	-26.9%
General and administrative(1)	123,093	208,745	(85,652)	-41.0%
Amortization of intangible assets	54,212	54,232	(20)	0.0%
Total operating expenses	380,747	513,221	(132,474)	-25.8%
Operating income (loss)	42,228	(159,974)	202,202	NM
Other income (expense):
Interest expense	(25,786)	(51,548)	25,762	50.0%
Change in fair value of derivative instruments	5,991	8,373	(2,382)	-28.4%
Change in fair value of warrant liabilities	23,452	(26,889)	50,341	NM
Loss on early extinguishment of debt	—	(15,240)	15,240	NM
Gain on sale of cost method investment	3,587	—	3,587	NM
Other income, net	576	1	575	NM
Total other income (expense)	7,820	(85,303)	93,123	NM
Income (loss) before income taxes	50,048	(245,277)	295,325	NM
Income tax (provision) benefit	(12,714)	54,227	(66,941)	NM
Net income (loss)	$37,334	$(191,050)	$228,384	NM
Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$(0.36)
Diluted	$0.06	$(0.36)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	606,181,316	525,877,533
Diluted	642,208,622	525,877,533

(1) Includes stock-based compensation expense as follows (in thousands):
	Nine Months Ended September 30,
	2022	2021
Cost of revenues	$4,167	$12,563
Research and development	14,433	36,748
Sales and marketing	18,331	60,060
General and administrative	43,838	126,042
Total stock-based compensation expense	$80,769	$235,413

NM—Not Meaningful

Revenues

Revenue increased by $77.1 million to $578.3 million, or 15.4%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The Company's software subscription revenues accounted for $556.5 million and $481.8 million, or 96% and 96%, of total revenue during the nine months ended September 30, 2022 and 2021, respectively.

The increase in revenue was primarily a result of 12% growth from existing customer upgrades and expanding solution offerings to these existing customers as well as 3% growth from new customers.

Cost of Revenues

Cost of revenues increased by $7.4 million to $155.4 million, or 5.0%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Cost of Revenues, exclusive of amortization of acquired technologies

Cost of revenues, exclusive of amortization of acquired technologies, increased by $7.0 million to $135.2 million, or 5.4%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was due to a $6.1 million increase in third party license and royalty fees, a $3.3 million increase in depreciation expense related to additional investments in platform and infrastructure enhancements, a $2.6 million increase in consulting and other professional service costs and a $3.9 million increase in personnel-related costs, partially offset by a $8.4 million reduction in stock-based compensation, mainly from the vesting term modification completed in conjunction with the Business Combination in the prior year.

Amortization of Acquired Technologies

Amortization of acquired technologies was $20.2 million for the nine months ended September 30, 2022, compared to $19.7 million for the nine months ended September 30, 2021.

Gross Profit

Gross profit increased by $69.7 million to $423.0 million, or 19.7%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Our gross profit margin increased to 73.1% for the nine months ended September 30, 2022 compared to 70.5% for the nine months ended September 30, 2021. The increase in both gross profit and gross profit margin was primarily due to a reduction in stock-based compensation, increased software subscription revenues and economies of scale resulting from fixed cost arrangements.

Research and Development

Research and development expense decreased by $14.2 million to $114.7 million, or 11.0%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The decrease was due to a $22.3 million reduction in stock-based compensation, mainly from the vesting term modification completed in conjunction with the Business Combination in the prior year and a $12.0 million increase in the amount of capitalized time on development projects, partially offset by a $17.5 million increase in resource costs and a $2.1 million increase in information technology related costs.

Selling and Marketing

Selling and marketing expense decreased by $32.6 million to $88.7 million, or 26.9%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The decrease was primarily due to a $41.7 million reduction in stock-based compensation, mainly from the vesting term modification completed in conjunction with the Business Combination in the prior year, partially offset by a $6.7 million increase of personnel-related costs including sales incentives and travel costs and a $1.1 million increase in marketing and event costs mainly due to the Company's annual Industry Conference, held in person in 2022 while held virtually in 2021.

General and Administrative

General and administrative expense decreased by $85.7 million to $123.1 million, or 41.0%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The decrease was primarily due to a $82.2 million reduction in stock-based compensation, mainly from the vesting term modification completed in conjunction with the Business Combination in the prior year, a $4.5 million decrease in consulting and other professional service costs and a $3.9 million decrease in in the Company's facilities costs due to the Company's closure of its previous headquarters in March 2022, partially offset by a $3.8 million increase in insurance costs.

Amortization of Intangible Assets

Amortization of intangible assets was $54.2 million for the nine months ended September 30, 2022 and 2021.

Interest Expense

Interest expense decreased by $25.8 million to $25.8 million, or 50.0%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 primarily due to less outstanding long-term debt and a lower variable interest rate during the nine months ended September 30, 2022.

Change in Fair Value of Derivative Instruments

The change in fair value of derivative instruments was $6.0 million for the nine months ended September 30, 2022, compared to $8.4 million for the nine months ended September 30, 2021. The $6.0 million change in fair value recognized for the nine months ended September 30, 2022 was related to the interest rate cap agreement the Company entered into in August 2022 and driven by the changes in the forward yield curve. The $8.4 million change in fair value of derivative instruments in the prior year was related to the interest rate swap agreements in effect during the prior year. The interest rate swap agreements were extinguished in September 2021.

Change in Fair Value of Warrant Liabilities

We recognized income of $23.5 million from a change in fair value of warrant liabilities for the nine months ended September 30, 2022, compared to expense of $26.9 million for the nine months ended September 30, 2021. The income from the change in fair value was due to the decrease in the estimated fair value of the Private Warrants, primarily from the lower price of the Company's common stock as of September 30, 2022, compared to December 31, 2021. The expense for the nine months ended September 30, 2021 was due to the increase in the estimated fair value of the Public Warrants and Private Warrants.

Loss on Early Extinguishment of Debt

There was no loss on early extinguishment of debt during the nine months ended September 30, 2022. Loss on early extinguishment of debt for the nine months ended September 30, 2021 was $15.2 million due to the early repayments of the total balance outstanding under the Company's First Lien Term Loan.

Gain on Sale of Cost Method Investment

Gain on sale of cost method investment was $3.6 million for the nine months ended September 30, 2022. The gain recognized was due to the $3.9 million payment received in exchange for its equity interest in an investee as a result of the acquisition of the investee. The Company did not recognize any gain or loss on sale of cost method investment during the nine months ended September 30, 2021.

Income Tax (Provision) Benefit

Income tax provision was $12.7 million for the nine months ended September 30, 2022, compared to an income tax benefit of $54.2 million for the nine months ended September 30, 2021. The income tax provision was due to the Company having pretax income during the nine months ended September 30, 2022, compared to a pretax loss during the nine months ended September 30, 2021.

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

Adjusted Gross Profit

Adjusted Gross Profit is defined as gross profit, adjusted for amortization of acquired technologies, business combination transaction costs and stock-based compensation and related employer payroll tax, which are not indicative of our recurring core business operating results. Adjusted Gross Profit Margin is defined as Adjusted Gross Profit divided by Revenue.

The following table reconciles Gross Profit to Adjusted Gross Profit for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except percentages)	2022	2021	2022	2021
Gross Profit	$145,607	$118,775	$422,975	$353,247
Amortization of acquired technologies	6,748	6,580	20,193	19,740
Business combination transaction costs	—	905	—	905
Stock-based compensation and related employer payroll tax	1,765	12,169	4,378	12,563
Adjusted Gross Profit	$154,120	$138,429	$447,546	$386,455
Gross Profit Margin	73%	67%	73%	70%
Adjusted Gross Profit Margin	78%	78%	77%	77%

Adjusted Operating Expenses

Adjusted Operating Expenses is defined as operating expenses adjusted for amortization, stock-based compensation expense and related employer payroll tax, business combination transaction costs, lease abandonment charges, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, net income (costs) related to divestiture and merger and acquisition ("M&A") and integration costs.

The following table reconciles operating expenses to Adjusted Operating Expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2022	2021	2022	2021
Operating expenses	$128,553	$307,987	$380,747	$513,221
Stock-based compensation expense and related employer payroll tax	(27,800)	(207,707)	(78,496)	(222,850)
Lease abandonment	—	(438)	(1,222)	(2,256)
Lease overlap costs	—	(924)	(1,338)	(2,773)
Net income (costs) related to divestiture	471	(338)	418	(2,605)
Business combination transaction and related costs	(101)	(5,516)	(1,156)	(10,471)
M&A and integration costs	(6)	—	(1,761)	—
Amortization of intangible assets	(18,066)	(18,078)	(54,212)	(54,232)
Adjusted operating expenses	$83,051	$74,986	$242,980	$218,034

Adjusted Operating Income

Adjusted Operating Income is defined as operating income (loss) adjusted for amortization, stock-based compensation expense and related employer payroll tax, business combination transaction costs, lease abandonment charges, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, net (income) costs related to divestiture and M&A and integration costs.

The following table reconciles operating income (loss) to Adjusted Operating Income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,

(dollar amounts in thousands)	2022	2021	2022	2021
Operating income (loss)	$17,054	$(189,212)	$42,228	$(159,974)
Stock-based compensation expense and related employer payroll tax	29,565	219,876	82,874	235,413
Lease abandonment	—	438	1,222	2,256
Lease overlap costs	—	924	1,338	2,773
Net (income) costs related to divestiture	(471)	338	(418)	2,605
Business combination transaction and related costs	101	5,516	1,156	10,471
M&A and integration costs	6	—	1,761	—
Amortization of intangible assets	18,066	18,078	54,212	54,232
Amortization of acquired technologies—Cost of revenue	6,748	6,580	20,193	19,740
Adjusted operating income	$71,069	$62,538	$204,566	$167,516

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) adjusted for interest, taxes, depreciation, amortization, change in fair value of derivative instruments, change in fair value of warrant liabilities, stock-based compensation expense and related employer payroll tax, loss on early extinguishment of debt, business combination transaction costs, lease abandonment charges, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, net (income) costs related to divestiture, M&A and integration costs and gain on sale of cost method investment. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenue.

The following table reconciles net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2022	2021	2022	2021
Net income (loss)	$9,795	$(189,782)	$37,334	$(191,050)
Interest expense	10,501	13,878	25,786	51,548
Income tax provision (benefit)	3,452	(53,523)	12,714	(54,227)
Amortization of intangible assets	18,066	18,078	54,212	54,232
Amortization of acquired technologies—Cost of revenue	6,748	6,580	20,193	19,740
Depreciation and amortization of software, equipment and property	6,665	7,694	20,155	18,161
EBITDA	55,227	(197,075)	170,394	(101,596)
Change in fair value of derivative instruments	(5,991)	(2,007)	(5,991)	(8,373)
Change in fair value of warrant liabilities	(312)	26,889	(23,452)	26,889
Loss on early extinguishment of debt	—	15,240	—	15,240
Stock-based compensation expense and related employer payroll tax	29,565	219,876	82,874	235,413
Business combination transaction and related costs	101	5,516	1,156	10,471
Lease abandonment	—	438	1,338	2,256
Lease overlap costs	—	924	1,222	2,773
Net (income) costs related to divestiture	(471)	338	(418)	2,605
M&A and integration costs	6	—	1,761	—
Gain on sale of cost method investment	(9)	—	(3,587)	—
Adjusted EBITDA	$78,116	$70,139	$225,297	$185,678
Adjusted EBITDA Margin	39.3%	39.7%	39.0%	37.0%

Adjusted Net Income and Adjusted Earnings Per Share

Adjusted Net Income is defined as net income (loss) adjusted for the after-tax effects of amortization, change in fair value of derivative instruments, change in fair value of warrant liabilities, stock-based compensation expense and related employer payroll tax, loss on early extinguishment of debt, business combination transaction costs, lease abandonment charges, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, net (income) costs related to divestiture, M&A and integration costs and gain on sale of cost method investment.

The following table reconciles net income (loss) to Adjusted Net Income and Adjusted Earnings per Share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2022	2021	2022	2021
Net income (loss)	$9,795	$(189,782)	$37,334	$(191,050)
Amortization of intangible assets	18,066	18,078	54,212	54,232
Amortization of acquired technologies— Cost of revenue	6,748	6,580	20,193	19,740
Change in fair value of derivative instruments	(5,991)	(2,007)	(5,991)	(8,373)
Change in fair value of warrant liabilities	(312)	26,889	(23,452)	26,889
Loss on early extinguishment of debt	—	15,240	—	15,240
Stock-based compensation expense and related employer payroll tax	29,565	219,876	82,874	235,413
Business combination transaction and related costs	101	5,516	1,156	10,471
Lease abandonment	—	438	1,222	2,256
Lease overlap costs	—	924	1,338	2,773
Net (income) costs related to divestiture	(471)	338	(418)	2,605
M&A and integration costs	6	—	1,761	—
Gain on sale of cost method investment	(9)	—	(3,587)	—
Tax effect of adjustments	(10,894)	(72,360)	(34,193)	(89,134)
Adjusted net income	$46,604	$29,730	$132,449	$81,062
Adjusted net income per share attributable to common stockholders:
Basic	$0.08	$0.05	$0.22	$0.15
Diluted	$0.07	$0.05	$0.21	$0.15
Weighted average shares outstanding:
Basic	609,421,073	566,454,782	606,181,316	525,877,533
Diluted	643,582,922	599,675,416	642,208,622	554,818,300

Free Cash Flow

Free Cash Flow is defined as net cash provided by operating activities less cash used for the purchases of software, equipment and property, and purchase of intangible assets.

The following table reconciles net cash provided by operating activities to Free Cash Flow for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2022	2021	2022	2021
Net cash provided by operating activities	$30,753	$36,905	$118,438	$96,725
Less: Purchases of software, equipment, and property	(13,375)	(11,864)	(38,844)	(25,022)
Less: Purchase of intangible assets	—	—	—	(49)
Free Cash Flow	$17,378	$25,041	$79,594	$71,654

Liquidity and Capital Resources

We have financed our operations with cash flows from operations. The Company generated $118.4 million of cash flows from operating activities during the nine months ended September 30, 2022. As of September 30, 2022, the Company had cash and cash equivalents of $248.2 million, a working capital surplus of $252.5 million and an accumulated deficit totaling $ 709.0 million. As of September 30, 2022, the Company had $794.0 million aggregate principal outstanding on its term loan.

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

Beginning with the year ending December 31, 2022, the Term B Loan requires a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. As of September 30, 2022, the Company is not subject to the annual excess cash flow calculation and no such principal prepayments are required.

As of September 30, 2022, the amount outstanding on the Term B Loans was $794.0 million, of which, $8.0 million is classified as current.

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

During the three months ended September 30, 2022 and 2021, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 4.6% and 3.0%, respectively. The Company made interest payments of $9.2 million during the three months ended September 30, 2022. There were no interest payments made during the three months ended September 30, 2021.

During the nine months ended September 30, 2022 and 2021, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 3.6% and 3.0%, respectively. The Company made interest payments of $21.6 million during the nine months ended September 30, 2022. There were no interest payments made during the nine months ended September 30, 2021.

The Company has an outstanding standby letter of credit for $0.7 million which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility. As of September 30, 2022, $249.3 million was available to be borrowed under the 2021 Revolving Credit Facility.

In addition, beginning with the three months ended March 31, 2022, the terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments, the Company’s leverage ratio cannot exceed 6.25 to 1.00. As of September 30, 2022, the Company was not subject to the financial covenant.

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

The Company made a principal prepayment of $525.0 million on July 30, 2021. Subsequently, in September 2021, using the proceeds from the Term B Loan provided in the 2021 Credit Agreement and cash on hand, the Company fully repaid the remaining $804.2 million of outstanding borrowings on the First Lien Term Loan.

Amounts outstanding under the First Lien Credit Agreement bore interest at a variable rate of LIBOR, plus up to 3.00% per annum based upon the Company’s leverage ratio, as defined in the First Lien Credit Agreement. A quarterly commitment fee of up to 0.50% was payable on the unused portion of the First Lien Revolvers.

During the three months ended September 30, 2021 the weighted-average interest rate on the outstanding borrowings under the First Lien Term Loan was 4.1%. The Company made interest payments of $9.3 million during the three months ended September 30, 2021.

During the nine months ended September 30, 2021 the weighted-average interest rate on the outstanding borrowings under the First Lien Term Loan was 4.1%. The Company made interest payments of $36.1 million during the nine months ended September 30, 2021.

Interest Rate Cap—In August 2022, the Company entered into an interest rate cap agreement to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The aggregate notional value of the interest rate cap agreements is $600.0 million with a cap rate of 4.0% and an expiration date of July 31, 2025.

Interest Rate Swaps—In June 2017, the Company entered into three floating to fixed interest rate swap agreements to reduce its exposure to the variability from future cash flows resulting from interest rate risk related to its floating rate long-term debt. In September 2021, the Company made an aggregate payment of $10.0 million to extinguish the Swap Agreements which were scheduled to expire in June 2022.

Cash Flows

The following table provides a summary of cash flow data for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(dollar amounts in thousands)	2022	2021
Net cash provided by operating activities	$118,438	$96,725
Net cash used in investing activities	(67,185)	(35,299)
Net cash provided by (used in) financing activities	15,006	(62,917)
Net effect of exchange rate change	(650)	(162)
Change in cash and cash equivalents	$65,609	$(1,653)

Net cash provided by operating activities was $118.4 million for the nine months ended September 30, 2022. Net cash provided by operating activities consists of net income of $37.3 million, adjusted for $94.8 million of non-cash items, $4.5 million for changes in working capital and ($18.2) million for the effect of changes in other operating assets and liabilities. Significant non-cash adjustments include depreciation and amortization of $94.6 million, stock-based compensation expense of $80.8 million, non-cash lease expense of $3.1 million, deferred income tax benefits of ($53.1), a change in fair value of derivative instruments of ($6.0) million and a change in fair value of warrant liabilities of ($23.5) million. The change in net operating assets and liabilities was primarily a result of an increase in accounts receivable of $19.5 million due to timing of receipts of payments from customers and an increase in other assets of $18.2 million due to timing of payments for prepaid and other deferred costs including the $6.3 million interest rate cap premium payment, partially offset by a decrease in other current assets of $12.4 million due to timing of cash receipts of non-trade receivables and timing of payments for other deferred costs.

Net cash used in investing activities was $67.2 million for the nine months ended September 30, 2022. Net cash used in investing activities was due to $38.8 million of capitalized internally developed software projects and purchases of software, equipment and property and $32.2 million for a business acquisition, partially offset by $3.9 million of proceeds from the sale of a cost method investment.

Net cash provided by financing activities was $15.0 million for the nine months ended September 30, 2022. Net cash provided by financing activities was due to $22.8 million of proceeds from stock option exercises and $3.2 million of proceeds from shares purchased through the Company's ESPP, partially offset by $6.0 million of principal payments of long-term debt and $5.0 million of tax payments related to the net share settlement of employee equity awards.

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

Valuation of Goodwill and Intangible Assets

We perform an annual assessment for impairment of goodwill and indefinite-lived intangible assets as of September 30 each fiscal year, or whenever events occur or circumstances indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is below its carrying value. For the three and nine months ended September 30, 2022 and 2021, our annual impairment analysis performed indicated no impairments of goodwill or changes in carrying values due to impairment.

The September 30, 2022 quantitative goodwill impairment test performed primarily uses an income approach based on a number of key estimates and assumptions, including revenue and expense growth factors along with applying a discount rate to the estimated cash flows. The discount rates are based on the estimated weighted average cost of capital for each reporting unit and may change from year to year. Weighted average cost of capital includes certain assumptions such as market capital structures, market betas, risk-free rates of return and estimated costs of borrowing.

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

We have two reporting units, Domestic and China, for purposes of analyzing goodwill. As of September 30, 2022, the annual impairment assessment indicated no impairment for our China reporting unit. The quantitative assessment for the China reporting unit had an estimated fair value that exceeded its carrying value by approximately 10%. Key financial assumptions utilized to determine the fair value of the reporting unit included revenue growth levels that reflect the rollout of new services and solutions, improving profit margins and a 13.5% discount rate. The reporting unit’s fair value would approximate its carrying value with a 60 basis point increase in the discount rate.

As noted above, a considerable amount of management judgment and assumptions are required in performing the annual goodwill impairment assessment. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values. A number of factors, many of which we have no ability to control, could cause actual results to differ from the estimates and assumptions we employed. These factors include:

•
continued negative impact from the COVID-19 pandemic;
•
a prolonged global or regional economic downturn;
•
a significant decrease in the demand for our services and solutions;
•
the inability to develop new and enhanced services and solutions in a timely manner;
•
a significant adverse change in legal factors or in the business climate;
•
an adverse action or assessment by a regulator;
•
successful efforts by our competitors to gain market share in our markets;
•
disruptions to the Company's business;
•
unexpected or unplanned changes in the use of assets or entity structure; and
•
business divestitures

If management's estimates of future operating results change or if there are changes to other assumptions due to these factors, the estimate of the fair value may change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition.

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

There was no impairment charge related to intangible assets recorded during the three and nine months ended September 30, 2022 and 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 identified in management’s evaluation pursuant to in Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 4, 2022	CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

	By:	/s/ Githesh Ramamurthy
	Name:	Githesh Ramamurthy
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated: November 4, 2022

	By:	/s/ Brian Herb
	Name:	Brian Herb
	Title:	Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)