Form 10-Q
period 2023-03-31
CCC Intelligent Solutions Holdings Inc.
filed 2023-05-02
CIK 1818201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, 628,313,971 shares of common stock, $0.0001 par value per share, were issued and outstanding.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

Form 10-Q

For the Quarter Ended March 31, 2023

PART II. OTHER INFORMATION

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$338,354	$323,788
Accounts receivable—Net of allowances of $6,866 and $5,339 as of March 31, 2023 and December 31, 2022, respectively	92,268	98,353
Income taxes receivable	2,316	4,015
Deferred contract costs	17,339	16,556
Other current assets	34,766	36,358
Total current assets	485,043	479,070
SOFTWARE, EQUIPMENT, AND PROPERTY—Net	150,496	146,443
OPERATING LEASE ASSETS	32,349	32,874
INTANGIBLE ASSETS—Net	1,094,068	1,118,819
GOODWILL	1,495,129	1,495,129
DEFERRED FINANCING FEES, REVOLVER—Net	2,132	2,286
DEFERRED CONTRACT COSTS	20,212	20,161
EQUITY METHOD INVESTMENT	10,228	10,228
OTHER ASSETS	51,768	45,911
TOTAL	$3,341,425	$3,350,921
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,795	$27,599
Accrued expenses	45,972	71,445
Income taxes payable	5,001	922
Current portion of long-term debt	8,000	8,000
Current portion of long-term licensing agreement—Net	2,921	2,876
Operating lease liabilities	6,815	5,484
Deferred revenues	40,272	35,239
Total current liabilities	124,776	151,565
LONG-TERM DEBT—Net	772,461	774,132
DEFERRED INCOME TAXES—Net	234,935	241,698
LONG-TERM LICENSING AGREEMENT—Net	30,005	30,752
OPERATING LEASE LIABILITIES	53,329	54,245
WARRANT LIABILITIES	35,210	36,405
OTHER LIABILITIES	1,975	2,658
Total liabilities	1,252,691	1,291,455
COMMITMENTS AND CONTINGENCIES (Notes 18 and 19)
MEZZANINE EQUITY:
Redeemable non-controlling interest	14,179	14,179
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par; 5,000,000,000 shares authorized; 627,683,715 and 622,072,905 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	63	62
Additional paid-in capital	2,781,104	2,754,055
Accumulated deficit	(705,762)	(707,946)
Accumulated other comprehensive loss	(850)	(884)
Total stockholders’ equity	2,074,555	2,045,287
TOTAL	$3,341,425	$3,350,921

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
REVENUES	$204,919	$186,823
COST OF REVENUES
Cost of revenues, exclusive of amortization of acquired technologies	50,447	42,701
Amortization of acquired technologies	6,685	6,695
Total cost of revenues	57,132	49,396
GROSS PROFIT	147,787	137,427
OPERATING EXPENSES:
Research and development	40,996	35,681
Selling and marketing	33,531	26,802
General and administrative	41,865	44,207
Amortization of intangible assets	18,066	18,080
Total operating expenses	134,458	124,770
OPERATING INCOME	13,329	12,657
INTEREST EXPENSE	(13,832)	(7,341)
INTEREST INCOME	3,259	—
CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	(2,604)	—
CHANGE IN FAIR VALUE OF WARRANT LIABILITIES	1,195	2,136
GAIN ON SALE OF COST METHOD INVESTMENT	—	3,578
OTHER INCOME—Net	54	82
PRETAX INCOME	1,401	11,112
INCOME TAX BENEFIT	783	863
NET INCOME INCLUDING NON-CONTROLLING INTEREST	2,184	11,975
Less: net income attributable to non-controlling interest	—	—
NET INCOME ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC.	$2,184	$11,975
Net income per share attributable to common stockholders:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	616,217,176	603,104,839
Diluted	646,380,961	641,028,410
COMPREHENSIVE INCOME:
Net income including non-controlling interest	2,184	11,975
Other comprehensive income—Foreign currency translation adjustment	34	9
COMPREHENSIVE INCOME INCLUDING NON-CONTROLLING INTEREST	2,218	11,984
Less: comprehensive income attributable to non-controlling interest	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC.	$2,218	$11,984

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable
	Non-Controlling	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding				Accumulated
	Interest					Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2022	$14,179	—	$—	622,072,905	$62	$2,754,055	$(707,946)	$(884)	$2,045,287
Stock-based compensation expense	—	—	—	—	—	28,930	—	—	$28,930
Exercise of stock options	—	—	—	3,214,093	1	8,242	—	—	$8,243
Issuance of common stock under employee stock purchase plan	—	—	—	179,338	—	1,326	—	—	$1,326
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	2,217,379	—	(11,449)	—	—	$(11,449)
Foreign currency translation adjustment	—	—	—	—	—	—	—	34	$34
Net income	—	—	—	—	—	—	2,184	—	$2,184
BALANCE—March 31, 2023	$14,179	—	$—	627,683,715	$63	$2,781,104	$(705,762)	$(850)	$2,074,555

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding
	Non-Controlling							Accumulated
	Interest					Additional		Other		Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive		Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss		Equity
BALANCE—December 31, 2021	$14,179	—	$—	609,768,296	$61	2,618,924	(746,352)	$(315)		$1,872,318
Stock-based compensation expense	—	—	—	—	—	23,644	—	—		23,644
Exercise of stock options—net of tax	—	—	—	3,961,270	—	10,633	—	—		10,633
Exercise of warrants—net	—	—	—	1,246	—	—	—	—		—
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	27,314	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	9		9
Net income	—	—	—	—	—	—	11,975	—		11,975
BALANCE—March 31, 2022	$14,179	—	$—	613,758,126	$61	$2,653,201	$(734,377)	$(306)		$1,918,579

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,184	$11,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of software, equipment, and property	9,206	6,807
Amortization of intangible assets	24,751	24,775
Deferred income taxes	(6,763)	(21,223)
Stock-based compensation	29,234	23,644
Amortization of deferred financing fees	427	474
Amortization of discount on debt	56	65
Change in fair value of derivative instruments	2,604	—
Change in fair value of warrant liabilities	(1,195)	(2,136)
Non-cash lease expense	942	1,228
Loss on disposal of software, equipment and property	—	795
Gain on sale of cost method investment	—	(3,578)
Other	58	26
Changes in:
Accounts receivable—Net	6,084	2,043
Deferred contract costs	(783)	(576)
Other current assets	1,726	2,187
Deferred contract costs—Non-current	(51)	814
Other assets	(8,519)	(10,805)
Operating lease assets	(417)	1,316
Income taxes	5,778	20,370
Accounts payable	(11,897)	4,825
Accrued expenses	(25,690)	(16,460)
Operating lease liabilities	415	(1,986)
Deferred revenues	5,033	2,353
Other liabilities	(105)	(68)
Net cash provided by operating activities	33,078	46,865
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of software, equipment, and property	(14,534)	(14,280)
Acquisition of Safekeep, Inc., net of cash acquired	—	(32,227)
Proceeds from sale of cost method investment	—	3,892
Net cash used in investing activities	(14,534)	(42,615)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8,109	10,691
Proceeds from employee stock purchase plan	1,326	—
Payments for employee taxes withheld upon vesting of equity awards	(11,449)	—
Principal payments on long-term debt	(2,000)	(2,000)
Net cash (used in) provided by financing activities	(4,014)	8,691
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	36	12
NET CHANGE IN CASH AND CASH EQUIVALENTS	14,566	12,953
CASH AND CASH EQUIVALENTS:
Beginning of period	323,788	182,544
End of period	$338,354	$195,497
NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash purchases of software, equipment, and property	$626	$—
Contingent consideration related to business acquisition	$—	$200
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$13,446	$6,783
Cash paid for income taxes—Net	$202	$45

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
ORGANIZATION AND nature of operations

CCC Intelligent Solutions Holdings Inc. (the "Company"), a Delaware corporation, is a leading provider of innovative cloud, mobile, telematics, hyperscale technologies, and applications for the property and casualty (“P&C”) insurance economy. Our cloud-based software as a service (“SaaS”) platform connects trading partners, facilitates commerce, and supports mission-critical, artificial intelligence ("AI") enabled digital workflows. Our platform digitizes workflows and connects companies across the P&C insurance economy, including insurance carriers, collision repairers, parts suppliers, automotive manufacturers, financial institutions, and others.

The Company is headquartered in Chicago, Illinois. The Company’s primary operations are in the United States (“U.S.”) and it also has operations in China.

The Company was originally incorporated as a Cayman Islands exempted company on July 3, 2020 as a special purpose acquisition company under the name Dragoneer Growth Opportunities Corp ("Dragoneer"). On February 2, 2021, Cypress Holdings Inc. ("CCCIS"), a Delaware corporation, entered into a Business Combination Agreement (the "Business Combination Agreement") with Dragoneer. In connection with the closing (the "Closing") of the transactions contemplated by the Business Combination Agreement (the "Business Combination"), Dragoneer changed its jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a Delaware corporation on July 30, 2021, upon which Dragoneer changed its name to CCC Intelligent Solutions Holdings Inc.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of mezzanine equity and stockholders’ equity for the three months ended March 31, 2023 and 2022, and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operations and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any future period.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the condensed consolidated financial statements may not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

The Company's significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the significant accounting policies since December 31, 2022.

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

Recently Issued Accounting Pronouncements—In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in January 2021 subsequently issued ASU 2021-01, which refines the scope of Topic 848. These ASUs provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR"), or another rate that is expected to be discontinued. ASU 2020-04 was effective upon issuance. In December 2022, the FASB issued ASU 2022-06 that defers the sunset date for applying the reference rate reform relief in Accounting Standards Codification ("ASC") 848 to December 31, 2024. While there has been no material effect to our condensed consolidated financial statements, the guidance will potentially be applicable when we modify the current reference rate of LIBOR to another reference rate in our First Lien Credit Agreement and related interest rate cap agreements (see Note 14).

3.
BUSINESS ACQUISITION

On February 8, 2022, the Company completed its acquisition of Safekeep, Inc. (“Safekeep”), a privately held company that leverages AI to streamline and improve subrogation management across auto, property, workers’ compensation and other insurance lines of business. Leveraging Safekeep’s AI-enabled subrogation solutions, the acquisition broadens the Company’s portfolio of cloud-based solutions available to its insurance customers.

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

The Company’s estimates of the fair values of the assets acquired, liabilities assumed and contingent consideration were based on information that was available at the date of the acquisition. During the measurement period, which may be up to one year from the acquisition date, adjustments may be recorded to the fair value of these tangible and intangible assets acquired and liabilities assumed, including uncertain tax positions and tax-related valuation allowances, with the corresponding offset to goodwill. In December 2022, the Company recorded a measurement period adjustment to reflect the facts and circumstances in existence at the acquisition date. The adjustment related to the valuation of the deferred tax liabilities for $0.9 million, with a corresponding increase in goodwill. There were no other significant changes to the preliminary purchase price allocation. The purchase price allocation of estimated fair values was finalized as of December 31, 2022.

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

The transaction costs associated with the acquisition totaled $1.2 million, of which $1.1 million were incurred during the three months ended March 31, 2022 and are included in general and administrative expenses within the accompanying condensed consolidated statement of operations and comprehensive income.

4.
REvenue

Disaggregation of Revenue—The Company provides disaggregation of revenue based on type of service as it believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table summarizes revenue by type of service for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Software subscriptions	$196,256	$179,818
Other	8,663	7,005
Total revenues	$204,919	$186,823

Transaction Price Allocated to the Remaining Performance Obligations—Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2023, approximately $1,519 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $554 million during the following twelve months, and approximately $965 million thereafter. The estimated revenues do not include unexercised contract renewals. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.

Deferred Revenue—Revenue recognized for the three months ended March 31, 2023 from amounts in deferred revenue as of December 31, 2022 was $33.8 million. Revenue recognized for the three months ended March 31, 2022 from amounts in deferred revenue as of December 31, 2021 was $29.7 million.

Contract Assets and Liabilities—The opening and closing balances of the Company’s receivables, contract assets and contract liabilities from contracts with customers are as follows (in thousands):

	March 31,	December 31,
	2023	2022
Accounts receivables-net of allowances	$92,268	$98,353
Deferred contract costs	17,339	16,556
Long-term deferred contract costs	20,212	20,161
Other assets (accounts receivable, non-current)	15,738	16,437
Deferred revenues	40,272	35,239
Other liabilities (deferred revenues, non-current)	1,150	1,240

A summary of the activity impacting deferred revenue balances during the three months ended March 31, 2023 and 2022 is presented below (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Balance at beginning of period	$36,479	$32,615
Revenue recognized[1]	(103,187)	(89,432)
Additional amounts deferred[1]	108,130	91,717
Balance at end of period	$41,422	$34,900

Classified as:
Current	$40,272	$33,395
Non-current	1,150	1,505
Total deferred revenue	$41,422	$34,900

1 Amounts include total revenue deferred and recognized during each respective period.

A summary of the activity impacting the deferred contract costs during the three months ended March 31, 2023 and 2022 is presented below (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Balance at beginning of period	$36,717	$37,186
Costs amortized	(4,785)	(4,221)
Additional amounts deferred	5,619	3,983
Balance at end of period	$37,551	$36,948

Classified as:
Current	$17,339	$15,645
Non-current	20,212	21,303
Total deferred contract costs	$37,551	$36,948

5.
FAIR VALUE measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Private Warrants—As of March 31, 2023, the Company's Private Warrants are recognized as liabilities and measured at fair value on a recurring basis.

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

The valuation of the Private Warrants as of March 31, 2023 and December 31, 2022 was determined using the Black-Scholes option pricing model using the following assumptions:

	March 31,	December 31,
	2023	2022
Expected term (in years)	3.3	3.6
Expected volatility	37%	38%
Expected dividend yield	0%	0%
Risk-free interest rate	3.78%	4.15%

The estimated fair value of each Private Warrant using the Company's stock price on the valuation date and above assumptions was $1.98 and $2.05 as of March 31, 2023 and December 31, 2022, respectively.

Contingent Consideration Liability—The contingent consideration liability related to the acquisition of Safekeep (see Note 3), recognized within other liabilities on the condensed consolidated balance sheet, is adjusted each reporting period for changes in fair value, which can result from changes in anticipated payments and changes in assumed discount rates. These inputs are unobservable in the market and therefore categorized as Level 3 inputs.

The estimated fair value of the contingent consideration was determined using probability-weighted discounted cash flows and a Monte Carlo simulation model. The discount rate, based on the Company's estimated cost of debt, was 10%.

As of December 31, 2022, the contingent consideration liability had a fair value of $0.1 million. As of March 31, 2023, there were no significant changes to the inputs used within the Monte Carlo simulation model and the estimated fair value of the contingent consideration liability was $0.1 million. The contingent consideration liability is classified within other liabilities in the accompanying condensed consolidated balance sheets. The Company did not recognize any change in the estimated fair value of the contingent consideration liability during the three months ended March 31, 2023 and 2022.

Interest Rate Cap—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt (see Note 14). The fair value of the interest rate cap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore was classified within Level 2 of the fair value hierarchy as of March 31, 2023 and December 31, 2022.

The Company did not designate its interest rate cap agreements as hedging instruments and records the changes in fair value within earnings. As of March 31, 2023 and December 31, 2022, the interest rate cap agreements had a fair value of $9.3 million and $12.0 million, respectively, classified within other assets in the accompanying condensed consolidated balance sheets.

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate cap	$9,347	$—	$9,347	$—
Total Assets	$9,347	$—	$9,347	$—
Liabilities
Contingent consideration related to business acquisition	$100	$—	$—	$100
Private Warrants	35,210	—	35,210	—
Total Liabilities	$35,310	$—	$35,210	$100

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate cap	$11,951	$—	$11,951	$—
Total Assets	$11,951	$—	$11,951	$—
Liabilities
Contingent consideration related to business acquisition	$100	$—	$—	$100
Private Warrants	36,405	—	36,405	—
Total Liabilities	$36,505	$—	$36,405	$100

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis—The Company has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three months ended March 31, 2023 and 2022, the Company recognized no impairment related to these assets.

Fair Value of Other Financial Instruments—The following table presents the carrying amounts, net of debt discount, and the estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	March 31, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
Term B Loan, including current portion	$788,387	$782,100	$790,331	$766,260

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

The Company’s effective tax rate for the three months ended March 31, 2023 was (55.9)% primarily due to the tax benefit received related to share-based compensation expense in the amount of $0.5 million, as well as the tax benefit associated with the re-measurement of the company's deferred tax liability for changes in state tax rates in the amount of $2.0 million.

The Company's effective tax rate for the three months ended March 31, 2022 was (7.8)% primarily due to the tax benefit received related to share-based compensation expense in the amount of $2.3 million, as well as the tax benefit associated with the re-measurement of the company's deferred tax liability for changes in state tax rates in the amount of $3.3 million.

The Company made income tax payments of $224 thousand and $5 thousand for the three months ended March 31, 2023 and 2022, respectively. The Company received negligible refunds from various states for the three months ended March 31, 2023 and 2022.

As of March 31, 2023, unrecognized tax benefits were materially consistent with the amount as of December 31, 2022. The Company believes its liability for unrecognized tax benefits, excluding interest and penalties, will not significantly change over the following twelve months.

7.
accounts receivable

Accounts receivable–Net as of March 31, 2023 and December 31, 2022, consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accounts receivable	$99,134	$103,692
Allowance for doubtful accounts and sales reserves	(6,866)	(5,339)
Accounts receivable–net	$92,268	$98,353

As of March 31, 2023 and December 31, 2022, each period had one customer that accounted for 11% of accounts receivable.

Changes to the allowance for doubtful accounts and sales reserves during the three months ended March 31, 2023 and 2022 consist of the following (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Balance at beginning of period	$5,339	$3,791
Charges to bad debt and sales reserves	3,136	1,232
Write-offs, net	(1,609)	(862)
Balance at end of period	$6,866	$4,161

8.
OTHER CURRENT ASSETS

Other current assets as of March 31, 2023 and December 31, 2022 consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid SaaS costs	7,869	7,423
Prepaid service fees	7,333	5,268
Prepaid software and equipment maintenance	6,768	7,638
Prepaid insurance	2,262	4,062
Non-trade receivables	124	690
Other	10,410	11,277
Total other current assets	$34,766	$36,358

9.
SOFTWARE, EQUIPMENT, AND PROPERTY

Software, equipment, and property as of March 31, 2023 and December 31, 2022 consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Software, licenses and database	$187,378	$175,616
Computer equipment	33,149	33,043
Leasehold improvements	30,430	30,430
Building and land	4,910	4,910
Furniture and other equipment	1,481	1,478
Total software, equipment, and property	257,348	245,477
Less accumulated depreciation and amortization	(106,852)	(99,034)
Software, equipment, and property—Net	$150,496	$146,443

Depreciation and amortization expense related to software, equipment and property was $9.2 million and $6.8 million for the three months ended March 31, 2023 and 2022, respectively.

10.
LEASES

The Company leases real estate in the form of office space and data center facilities. Generally, at the inception of the contract, the term for real estate leases ranges from 1 to 17 years and the term for equipment leases is 1 to 3 years. Some real estate leases include options to renew that can extend the original term by 3 to 5 years.

The components of lease expense for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Operating lease costs	$1,503	$3,566
Variable lease costs	884	837
Total lease costs	$2,387	$4,403

The Company made cash payments for operating leases of $0.9 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively.

11.
GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are primarily the result of business acquisitions.

In the first quarter of 2023, the Company performed an interim review of triggering events for each reporting unit, which would indicate whether a quantitative or qualitative assessment of goodwill impairment was necessary. As a result of the interim triggering event review, the Company concluded an additional assessment was not necessary. No impairments to goodwill or indefinite life intangible assets were recorded during the three months ended March 31, 2023 and 2022.

Based on our impairment testing performed as of November 30, 2022, the China reporting unit's fair value exceeded its carrying value by approximately 5% and is most susceptible to future impairment risk. While it was concluded that the goodwill assigned to the China reporting unit was not impaired, it could be at risk of future impairment if the China reporting unit's long-term financial objectives are not achieved or if there are changes to estimates and assumptions from a number of factors, many of which are outside the Company's control.

The intangible assets balance as of March 31, 2023 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	16–18	12.1	$1,299,750	$(428,161)	$871,589
Acquired technologies	3–7	1.7	187,950	(155,941)	32,009
Subtotal			1,487,700	(584,102)	903,598
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,678,170	$(584,102)	$1,094,068

The intangible assets balance as of December 31, 2022 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	16–18	12.3	$1,299,750	$(410,095)	$889,655
Acquired technologies	3–7	1.8	187,950	(149,256)	38,694
Subtotal			1,487,700	(559,351)	928,349
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,678,170	$(559,351)	$1,118,819

Amortization expense for intangible assets was $24.8 million for the three months ended March 31, 2023 and 2022.

Future amortization expense for the remainder of the year ended December 31, 2023 and the following four years ended December 31 and thereafter for intangible assets as of March 31, 2023 is as follows (in thousands):

Years Ending December 31:

2023	74,252
2024	81,417
2025	72,949
2026	72,949
2027	72,949
Thereafter	529,082
Total	$903,598

12.
ACCRUED EXPENSES

Accrued expenses as of March 31, 2023 and December 31, 2022 consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Compensation	$24,612	$53,530
Professional services	3,820	1,877
Employee insurance benefits	3,566	2,749
Royalties and licenses	3,524	3,832
Software license agreement	3,459	3,243
Sales tax	2,565	2,615
Other	4,426	3,599
Total accrued liabilities	$45,972	$71,445

13.
OTHER LIABILITIES

Other liabilities as of March 31, 2023 and December 31, 2022 consists of the following (in thousands):

	March 31,	December 31,
	2023	2022

Deferred revenue—non-current	$1,150	$1,240
Software license agreement	311	1,208
Contingent consideration	100	100
Other	414	110
Total other liabilities	$1,975	$2,658

14.
LONG-TERM DEBT

On September 21, 2021, CCC Intelligent Solutions Inc., an indirect wholly-owned subsidiary of the Company, together with certain of the Company’s subsidiaries acting as guarantors entered into a credit agreement (the “2021 Credit Agreement”).

The proceeds of the 2021 Credit Agreement and cash on hand were used to repay all outstanding borrowings under the Company's previous credit agreement.

The 2021 Credit Agreement consists of an $800.0 million term loan (“Term B Loan”) and a revolving credit facility for an aggregate principal amount of $250.0 million (the “2021 Revolving Credit Facility” and together with the Term B Loan, the "2021 Credit Facilities"). The 2021 Revolving Credit Facility has a sublimit of $75.0 million for letters of credit. The Company received proceeds of $798.0 million, net of debt discount of $2.0 million, related to the Term B Loan. As of March 31, 2023 and December 31, 2022, the unamortized debt discount was $1.6 million and $1.7 million, respectively.

The Company incurred $9.8 million in financing costs related to the Term B Loan. These costs were recorded to a contra debt account and are being amortized to interest expense over the term of the Term B Loan using the effective interest method. As of March 31, 2023 and December 31, 2022, the unamortized financing costs were $7.9 million and $8.2 million, respectively.

The Company incurred $3.1 million in financing costs related to the 2021 Revolving Credit Facility. These costs were recorded to a deferred financing fees asset account and are being amortized to interest expense over the term of the 2021 Revolving Credit Facility. As of March 31, 2023 and December 31, 2022, the deferred financing fees asset balance was $2.1 million and $2.3 million, respectively.

The Term B Loan requires quarterly principal payments of $2.0 million until June 30, 2028, with the remaining outstanding principal amount required to be paid on the maturity date, September 21, 2028. Beginning with the fiscal year ended December 31, 2022, if the Company's leverage ratio, as defined in the 2021 Credit Agreement, is greater than 3.5, the Term B Loan requires a principal prepayment, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. As of December 31, 2022, the Company's leverage ratio did not exceed the

3.5 threshold and the Company was not subject to the annual excess cash flow calculation and, as such, was not required to make a principal prepayment.

As of March 31, 2023 and December 31, 2022, the amount outstanding on the Term B Loan is $790.0 million and $792.0 million, respectively, of which $8.0 million is classified as current in the accompanying condensed consolidated balance sheets.

Borrowings under the 2021 Credit Facilities bear interest at rates based on the ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries’ consolidated first lien net indebtedness to consolidated EBITDA for applicable periods specified in the 2021 Credit Agreement.

A quarterly commitment fee of up to 0.50% is payable on the unused portion of the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility matures on September 21, 2026.

During the three months ended March 31, 2023 and 2022, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 6.9% and 3.0%, respectively. During the three months ended March 31, 2023 and 2022, the Company made interest payments of $13.6 million and $5.9 million, respectively.

The Company has an outstanding standby letter of credit for $0.7 million which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility. As of March 31, 2023 and December 31, 2022, $249.3 million was available to be borrowed.

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments, leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of March 31, 2023 or December 31, 2022.

Long-term debt as of March 31, 2023 and December 31, 2022 consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Term B Loan	$790,000	$792,000
Term B Loan—discount	(1,613)	(1,669)
Term B Loan—deferred financing fees	(7,926)	(8,199)
Term B Loan—net of discount & fees	780,461	782,132
Less: Current portion	(8,000)	(8,000)
Total long-term debt—net of current portion	$772,461	$774,132

Interest Rate Cap—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The aggregate notional value of the interest rate cap agreements is $600.0 million with a cap rate of 4.0% and an expiration date of July 31, 2025. As of March 31, 2023 and December 31, 2022, the aggregate fair value of the interest rate cap agreements was $9.3 million and $12.0 million, respectively (see Note 5).

15.
Capital stock

Preferred Stock—The Company is authorized to issue up to 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, there were no shares of preferred stock issued or outstanding.

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

There were 627,683,715 and 622,072,905 shares of common stock issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

16.
STOCK INCENTIVE PLANS

In July 2021, the 2021 Equity Incentive Plan (the "2021 Plan") was adopted and approved by the Company's board of directors and stockholders.

Restricted Stock Units—The table below summarizes the restricted stock unit ("RSU") activity for the three months ended March 31, 2023:

		Weighted-
		Average
	Shares	Fair Value
Unvested RSUs—December 31, 2022	31,288,688	$10.34
Granted	11,845,227	8.88
Vested	(3,458,937)	10.27
Forfeited	(664,230)	10.30
Unvested RSUs—March 31, 2023	39,010,748	9.90

During the three months ended March 31, 2023, the Company granted 11,845,227 RSUs, of which 10,256,794 have time-based vesting requirements, and 1,588,433 have performance-based vesting requirements.

During the three months ended March 31, 2023, 3,458,937 RSUs vested, of which 1,241,558 were withheld for employee tax obligations.

Stock Options—The table below summarizes the option activity for the three months ended March 31, 2023:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding—December 31, 2022	45,249,260	$2.99	4.9	$258,470
Exercised	(3,214,093)	2.56
Forfeited and canceled	(454,982)	7.22
Options outstanding—March 31, 2023	41,580,185	$2.97	4.8	$249,303
Options exercisable—March 31, 2023	38,959,492	$2.81	4.6	$239,876
Options vested and expected to vest—March 31, 2023	41,441,319	$2.96	4.8	$248,857

The fair value of the options which vested during the three months ended March 31, 2023 was $1.7 million.

Cayman Equity Incentive Plan—In December 2022, the Company adopted the CCCIS Cayman Holdings Employees Equity Incentive Plans (“Cayman Incentive Plans”), which provide for the issuance of stock option awards in CCC Cayman (“Cayman Awards”) to eligible employees of the Company's China subsidiaries.

Awards under the Cayman Incentive Plans are settled in cash and thus accounted for as liability awards. Awards granted under the Cayman Incentive Plans have time-based vesting and expire on the tenth anniversary of the grant date.

During the three months ended March 31, 2023, the Company granted 539,400 stock options under the Cayman Incentive Plans. The exercise price of the options granted is equal to the fair value of the underlying shares at the grant date. As of March 31, 2023 and December 31, 2022, 1,842,400 and 1,303,000, respectively, of stock options under the Cayman Incentive Plans are outstanding. As of March 31, 2023, none of the outstanding stock options are exercisable.

Employee Stock Purchase Plan—In July 2021, the Company adopted the CCC 2021 Employee Stock Purchase Plan ("ESPP").

During the three months ended March 31, 2023, 179,338 shares were sold under the ESPP.

The fair value of ESPP purchase rights sold during the three months ended March 31, 2023 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	0.5
Expected volatility	51%
Expected dividend yield	0%
Risk-free interest rate	2.5%

Company Earnout Shares—Pursuant to the Business Combination Agreement, CCCIS shareholders and option holders, subject to continued employment, have the right to receive up to an additional 13.5 million and 1.5 million shares of common stock, respectively, (collectively, the "Company Earnout Shares") if before the tenth anniversary of the Closing, (a) the share price has been greater than or equal to $15.00 per share for any twenty trading days within any thirty consecutive trading day period beginning after Closing, or (b) there is a change in control, as defined in the Business Combination Agreement. As of March 31, 2023, the Company Earnout Shares remain outstanding as neither condition has been satisfied.

Stock-Based Compensation—Stock-based compensation expense has been recorded in the accompanying condensed consolidated statements of operations and comprehensive income as follows for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Cost of revenues	$1,901	$849
Research and development	5,875	3,530
Sales and marketing	7,258	4,830
General and administrative	14,200	14,435
Total stock-based compensation expense	$29,234	$23,644

As of March 31, 2023, there was $234.6 million of unrecognized stock compensation expense related to unvested time-based awards which is expected to be recognized over a weighted-average period of 3.1 years. As of March 31, 2023, there was $71.3 million of unrecognized stock-based compensation expense related to unvested performance-based awards which is expected to be recognized over a weighted-average period of 1.5 years.

17.
WARRANTS

Upon consummation of the Business Combination, the Company assumed publicly-traded warrants ("Public Warrants") and warrants sold in a private placement ("Private Warrants") issued by Dragoneer.

Public Warrants were only able to be exercised for a whole number of shares of the Company’s common stock. All Public Warrants had an exercise price of $11.50 per share, subject to adjustment, beginning on August 29, 2021, and were to expire on July 30, 2026 or earlier upon redemption or liquidation.

In November 2021, the Company announced that it had elected to redeem all of the outstanding Public Warrants on December 29, 2021. Each Public Warrant not exercised by the exercise deadline was redeemed by the Company for $0.10. Concurrent with the redemption, the Public Warrants ceased trading on the New York Stock Exchange and no Public Warrants remained outstanding.

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

There were no exercises or redemptions of the Private Warrants during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, the Company had 17,800,000 Private Warrants outstanding.

The Company recognized income of $1.2 million and $2.1 million as a change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023 and December 31, 2022, the Company’s warrant liability was $35.2 million and $36.4 million, respectively.

18.
COMMITMENTS

Purchase Obligations—The Company has long-term agreements with suppliers and other parties related to licensing data used in its products and services, outsourced data center, disaster recovery, and software as a service that expire at various dates through 2031. As of March 31, 2023, there were no material changes from the amounts disclosed as of December 31, 2022.

Guarantees—The Company’s services and solutions are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company’s services and solutions documentation under normal use and circumstances. The Company’s services and solutions are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in the related customer contract. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities, subject to customary limitations, if its services and solutions infringe a third party’s intellectual property rights.

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

19.
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

20.
ReLATED PARTIES

The Company has engaged in transactions within the ordinary course of business with entities affiliated with its principal equity owners and directors.

The following table summarizes revenues recognized and expenses incurred with entities affiliated with one of its principal equity owners for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Revenues
Credit card processing	$234	$143
Expenses
Employee health insurance benefits	868	816
Human resources support services	114	53
Sales tax processing and license fees for tax information	^	178

^ Not a related party during the three months ended March 31, 2023.

The following table summarizes amounts receivable and due to entities affiliated with one of its principal equity owners as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Receivables
Credit card processing	*	*
Payables
Employee health insurance benefits	*	$501
Human resources support services	*	*
Sales tax processing and license fees for tax information	^	*

* Not significant

^ Not a related party as of March 31, 2023.

As of October 2022, the entity which provided sales tax processing and license fees for tax information is no longer affiliated with the principal equity owner and is no longer a related party.

21.
NET INCOME PER SHARE

The Company calculates basic earnings per share by dividing the net income by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method. The

Company excludes common stock equivalent shares from the calculation if their effect is anti-dilutive. In a period where the Company is in a net loss position, the diluted loss per share is calculated using the basic share count.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic and diluted earnings per share of common stock (in thousands, except for share and per share data).

	For the Three Months Ended
	March 31,
	2023	2022
Numerator
Net income	$2,184	$11,975
Denominator
Weighted average shares of common stock—basic	616,217,176	603,104,839
Dilutive effect of stock-based awards	30,163,785	37,923,571
Weighted average shares of common stock—diluted	646,380,961	641,028,410
Net income per share:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02

Approximately 15,957,331 and 110,393 common stock equivalent shares were excluded from the computation of diluted per share amounts for the three months ended March 31, 2023 and 2022, respectively, because their effect was anti-dilutive.

As part of the Business Combination, 8,625,000 shares issued and held by Dragoneer (the “Sponsor Vesting Shares”) became non-transferable and subject to forfeiture on the tenth anniversary of Closing if neither of the defined triggering events has occurred. The Sponsor Vesting Shares are issued and outstanding as of March 31, 2023 and December 31, 2022 and excluded from the weighted average number of shares of common stock outstanding until the vesting requirement is met and the restriction is removed.

22.
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

Revenues by geographic area, presented based upon the location of the customer are as follows (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
United States	$203,027	$184,839
China	1,892	1,984
Total revenues	$204,919	$186,823

Software, equipment and property, net by geographic area are as follows (in thousands):

	March 31,	December 31,
	2023	2022
United States	$150,441	$146,398
China	55	45
Total software, equipment and property-net	$150,496	$146,443

23.
GAIN ON Sale of cost method investment

During February 2022, the Company received cash proceeds of $3.9 million in exchange for its equity interest in an investee as a result of the acquisition of the investee. The Company had been accounting for its investment using the cost method and recognized a gain of $3.6 million during the three months ended March 31, 2022. The investment’s carrying value was $0.3 million at time of the acquisition. The Company no longer has any ownership interest in the investee.

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

Unless otherwise indicated or the context otherwise requires, references to “CCC,” the “Company,” “we,” “us,” “our” and other similar terms refer to CCC Intelligent Solutions Holdings Inc. and its consolidated subsidiaries.

Business Overview

Founded in 1980, CCC is a leading provider of innovative cloud, mobile, artificial intelligence ("AI"), telematics, hyperscale technologies and applications for the property and casualty (“P&C”) insurance economy. Our SaaS platform connects trading partners, facilitates commerce, and supports mission-critical, AI-enabled digital workflows. Leveraging decades of deep domain experience, our industry-leading platform processes more than $100 billion in annual transaction value across this ecosystem, digitizing workflows and connecting more than 30,000 companies across the P&C insurance economy, including insurance carriers, collision repairers, parts suppliers, automotive manufacturers, financial institutions and others.

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

We believe we have become a leading insurance and repair SaaS provider in the U.S. by increasing the depth and breadth of our SaaS offerings over many years. Our insurance solutions help insurance carriers manage mission-critical workflows across the claims lifecycle, while building smart, dynamic experiences for their own customers. Our software integrates seamlessly with both legacy and modern systems alike and enables insurers to rapidly innovate on our platform. Our repair solutions help collision repair facilities achieve better performance throughout the collision repair cycle by digitizing processes to drive business growth, streamline operations, and improve repair quality. We have more than 300 insurers on our network, connecting with over 28,500 repair facilities through our multi-tenant cloud platform. We believe our software is the architectural backbone of insurance DRP programs and is the primary driver of material revenue for our collision shop customers and a source of material efficiencies for our insurance carrier customers.

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

While our position in the P&C insurance economy is grounded in the automotive insurance sector, the largest insurance sector in the U.S. representing nearly half of Direct Written Premiums (“DWP”), we believe our integrations and cloud platform are capable of driving innovation across the entire P&C insurance economy. Our customers are increasingly looking for CCC to expand its solutions to other parts of their business where they can benefit from our technology, service, and partnership. In response, we are investing in new solutions that we believe will enable us to digitize the entire automotive claims lifecycle, and over time expand into adjacencies including other insurance lines. For example, our acquisition of Safekeep in February 2022 added subrogation solutions that can span insurance lines including automotive, property, and worker's compensation.

We have strong customer relationships in the end-markets we serve, and these relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. We have customer agreements with more than 300 insurers (including carriers, self-insurers and other entities processing insurance claims), including 18 of the top 20 automotive insurance carriers in the U.S., based on DWP, and hundreds of regional carriers. We have more than 30,000 total customers, including over 28,500 automotive collision repair facilities (including repairers and other entities that estimate damaged vehicles), thousands of automotive dealers, 13 of the top 15 automotive manufacturers, based on new vehicle sales, and numerous other companies that participate in the P&C insurance economy.

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

Software NDR

We believe that Software NDR provides our management and our investors with insight into our ability to retain and grow revenue from our existing customers, as well as their potential long-term value to us. We also believe the results shown by this metric reflect the stability of our revenue base, which is one of our core competitive strengths. We calculate Software NDR by dividing (a) annualized software revenue recorded in the last month of the measurement period, for example, March for a quarter ending March 31, for unique billing accounts that generated revenue during the corresponding month of the prior year by (b) annualized software revenue as of the corresponding month of the prior year. The calculation includes changes for these billing accounts, such as change in the solutions purchased, changes in pricing and transaction volume, but does not reflect revenue for new customers added. The calculation excludes: (a) changes in estimates related to the timing of one-time revenue and other revenue, including professional services, and (b) annualized software revenue for smaller customers with annualized software revenue below the threshold of $100,000 for carriers and $4,000 for shops. The customers that do not meet the revenue threshold are small carriers and shops that tend to have different buying behaviors, with a narrower solution focus, and different tenure compared to our core customers (excluded small carriers and shops represent less than 5% of total revenue within these sales channels). Our Software NDR includes carriers and shops who subscribe to our auto physical damage solutions, which account for most of the Company’s revenue, and excludes revenue from smaller emerging solutions with international subsidiaries or other ecosystem solutions, such as parts suppliers and other automotive manufacturers, and also excludes CCC casualty solutions which are largely usage and professional service based.

	Quarter Ending	2023	2022
Software NDR	March 31	106%	114%
	June 30		111%
	September 30		110%
	December 31		106%

Software GDR

We believe that Software GDR provides our management and our investors with insight into the value our solutions provide to our customers as represented by our ability to retain our existing customer base. We believe the results shown by this metric reflect the strength and stability of our revenue base, which is one of our core competitive strengths. We calculate Software GDR by dividing (a) annualized software revenue recorded in the last month of the measurement period in the prior year, reduced by annualized software revenue for unique billing accounts that are no longer customers as of the current period end by (b) annualized software revenue as of the corresponding month of the prior year. The calculation reflects only customer losses and does not reflect customer expansion or contraction for these billing accounts and does not reflect revenue for new customer billing accounts added. Our Software GDR calculation represents our annualized software revenue that is retained from the prior year and demonstrates that the vast majority of our customers continue to use our solutions and renew their subscriptions. The calculation excludes: (a) changes in estimates related to the timing of one-time revenue and other revenue, including professional services, and (b) annualized software revenue for smaller customers with annualized software revenue below the threshold of $100,000 for carriers and $4,000 for shops. The customers that do not meet the revenue threshold are small carriers and shops that tend to have different buying behaviors, with a narrower solution focus, and different tenure compared to our core customers (excluded small carriers and shops which represent less than 5% of total revenue within these sales channels). Our Software GDR includes carriers and shops who subscribe to our auto physical damage solutions, which account for most of the Company’s revenue, and excludes revenue from smaller emerging solutions with international subsidiaries or other ecosystem solutions, such as parts suppliers and other automotive manufacturers, and excludes CCC casualty solutions which are largely usage and professional service based.

	Quarter Ending	2023	2022
Software GDR	March 31	99%	99%
	June 30		99%
	September 30		99%
	December 31		99%

Results of Operations

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

	Three Months Ended March 31,
(dollar amounts in thousands, except share and per share data)	2023	2022	$	%
Revenues	$204,919	$186,823	$18,096	9.7%
Cost of revenues, exclusive of amortization of acquired technologies	50,447	42,701	7,746	18.1%
Amortization of acquired technologies	6,685	6,695	(10)	-0.1%
Cost of revenues(1)	57,132	49,396	7,736	15.7%
Gross profit	147,787	137,427	10,360	7.5%
Operating expenses:
Research and development(1)	40,996	35,681	5,315	14.9%
Selling and marketing(1)	33,531	26,802	6,729	25.1%
General and administrative(1)	41,865	44,207	(2,342)	-5.3%
Amortization of intangible assets	18,066	18,080	(14)	-0.1%
Total operating expenses	134,458	124,770	9,688	7.8%
Operating income	13,329	12,657	672	5.3%
Other income (expense):
Interest expense	(13,832)	(7,341)	(6,491)	-88.4%
Interest income	3,259	—	3,259	NM
Change in fair value of derivative instruments	(2,604)	—	(2,604)	NM
Change in fair value of warrant liabilities	1,195	2,136	(941)	-44.1%
Gain on sale of cost method investment	—	3,578	(3,578)	NM
Other income, net	54	82	(28)	-34.1%
Total other income (expense)	(11,928)	(1,545)	(10,383)	-672.0%
Income before income taxes	1,401	11,112	(9,711)	-87.4%
Income tax benefit	783	863	(80)	NM
Net income	$2,184	$11,975	$(9,791)	-81.8%
Net income per share attributable to common stockholders:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	616,217,176	603,104,839
Diluted	646,380,961	641,028,410

(1) Includes stock-based compensation expense as follows (in thousands):
	Three Months Ended March 31,
	2023	2022
Cost of revenues	$1,901	$849
Research and development	5,875	3,530
Sales and marketing	7,258	4,830
General and administrative	14,200	14,435
Total stock-based compensation expense	$29,234	$23,644

NM—Not Meaningful

Revenues

Revenues increased by $18.1 million to $204.9 million, or 9.7%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The Company's software subscription revenues accounted for $196.3 million and $179.8 million, or 96% of total revenue during the three months ended March 31, 2023 and 2022, respectively.

The increase in revenue was primarily a result of 6% growth from existing customer upgrades and expanding solution offerings to these existing customers as well as 4% growth from new customers.

Cost of Revenues

Cost of revenues increased by $7.7 million to $57.1 million, or 15.7%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Cost of Revenues, exclusive of amortization of acquired technologies

Cost of revenues, exclusive of amortization of acquired technologies, increased by $7.7 million to $50.4 million, or 18.1%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to a $3.1 million increase in depreciation expense related to additional investments in platform and infrastructure enhancements, a $2.8 million increase in personnel-related costs, including stock-based compensation, a $0.9 million increase in information technology ("IT") related costs and a $0.8 million increase in third party fees and direct costs associated with our revenue growth.

Amortization of Acquired Technologies

Amortization of acquired technologies was $6.7 million for the three months ended March 31, 2023 and 2022.

Gross Profit

Gross profit increased by $10.4 million to $147.8 million, or 7.5%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Our gross profit margin was 72.1% for the three months ended March 31, 2023, compared to 73.6% for the three months ended March 31, 2022. The increase in gross profit was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements, partially offset by the increase in depreciation expense related to additional investments in platform and infrastructure enhancements.

Research and Development

Research and development expense increased by $5.3 million to $41.0 million, or 14.9%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to a $5.5 million increase in personnel-related costs, including stock-based compensation, a $3.5 million increase in consulting and other professional service costs and a $1.1 million increase in IT related costs, partially offset by a $4.9 million increase in the amount of capitalized time on platform and infrastructure enhancements.

Selling and Marketing

Selling and marketing expense increased by $6.7 million to $33.5 million, or 25.1%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to a $5.4 million increase in personnel-related costs, including stock-based compensation and sales incentives and a $0.5 million increase in travel costs.

General and Administrative

General and administrative expense decreased by $2.3 million to $41.9 million, or 5.3%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was primarily due to a $1.3 million decrease in the Company's facilities costs and a $0.6 million loss on disposal recognized during the three months ended March 31, 2022 due to the closure of the Company's previous headquarters in March 2022 and a $1.1 million decrease in consulting and other professional service costs. These items were partially offset by a $1.1 million increase in personnel-related costs, including stock-based compensation.

Amortization of Intangible Assets

Amortization of intangible assets was $18.1 million for the three months ended March 31, 2023 and 2022.

Interest Expense

Interest expense increased by $6.5 million to $13.8 million, or 88.4%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to higher variable interest rates during the three months ended March 31, 2023.

Interest Income

Interest income was $3.3 million for the three months ended March 31, 2023. The interest income was due to interest earned on our cash balances. We did not recognize any interest income for the three months ended March 31, 2022.

Change in Fair Value of Derivative Instruments

Change in fair value of derivative instruments was a loss of $2.6 million for the three months ended March 31, 2023. The change in fair value recognized for the three months ended March 31, 2023 is related to the interest rate cap agreement entered into in August 2022 and driven by the proximity of the maturity date and changes in the forward yield curve during the quarter.

Change in Fair Value of Warrant Liabilities

We recognized income of $1.2 million from a change in fair value of warrant liabilities for the three months ended March 31, 2023, compared to $2.1 million for the three months ended March 31, 2022. The income recognized for the three months ended March 31, 2023 was due to the decrease in the estimated fair value of the Private Warrants, primarily from the lower price of the Company's common stock as of March 31, 2023, compared to December 31, 2022.

Income Tax Benefit

Income tax benefit was $0.8 million for the three months ended March 31, 2023, compared to a benefit of $0.9 million for the three months ended March 31, 2022. The income tax benefit during each period was due to the tax benefits from discrete items related to share-based compensation expense, as well as the tax benefit associated with the re-measurement of the Company's deferred tax liability for changes in state tax rates being greater than the tax expense related to pre-tax income.

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

The following table reconciles Gross Profit to Adjusted Gross Profit for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(amounts in thousands, except percentages)	2023	2022
Gross Profit	$147,787	$137,427
Amortization of acquired technologies	6,685	6,695
Stock-based compensation and related employer payroll tax	2,116	933
Adjusted Gross Profit	$156,588	$145,055
Gross Profit Margin	72%	74%
Adjusted Gross Profit Margin	76%	78%

Adjusted Operating Expenses

We believe that Adjusted Operating Expenses, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Expenses is defined as operating expenses adjusted for amortization, stock-based compensation expense and related employer payroll tax, plaintiff litigation costs, merger and acquisition ("M&A") and integration costs, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, lease abandonment charges, Business Combination transaction costs and net costs related to divestiture.

The following table reconciles operating expenses to Adjusted Operating Expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollar amounts in thousands)	2023	2022
Operating expenses	$134,458	$124,770
Amortization of intangible assets	(18,066)	(18,080)
Stock-based compensation expense and related employer payroll tax	(29,094)	(23,723)
Plaintiff litigation costs	(986)	—
M&A and integration costs	—	(1,407)
Lease overlap costs	—	(1,338)
Lease abandonment	—	(1,222)
Business Combination transaction and related costs	—	(732)
Net costs related to divestiture	—	(60)
Adjusted operating expenses	$86,312	$78,208

Adjusted Operating Income

We believe that Adjusted Operating Income, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Income is defined as operating income adjusted for amortization, stock-based compensation expense and related employer payroll tax, plaintiff litigation costs, M&A and integration costs, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, lease abandonment charges, Business Combination transaction costs and net costs related to divestiture.

The following table reconciles operating income to Adjusted Operating Income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollar amounts in thousands)	2023	2022
Operating income	$13,329	$12,657
Amortization of intangible assets	18,066	18,080
Amortization of acquired technologies—Cost of revenue	6,685	6,695
Stock-based compensation expense and related employer payroll tax	31,210	24,656
Plaintiff litigation costs	986	—
M&A and integration costs	—	1,407
Lease overlap costs	—	1,338
Lease abandonment	—	1,222
Business Combination transaction and related costs	—	732
Net costs related to divestiture	—	60
Adjusted operating income	$70,276	$66,847

Adjusted EBITDA

We believe that Adjusted EBITDA, as defined below, is useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational expenses. Adjusted EBITDA is defined as net income adjusted for interest, taxes, amortization, depreciation, stock-based compensation expense and related employer payroll tax, change in fair value of derivative instruments, plaintiff litigation costs, change in fair value of warrant liabilities, M&A and integration costs, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, lease abandonment charges, Business Combination transaction costs, net costs related to divestiture and gain on sale of cost method investment. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenue.

The following table reconciles net income to Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollar amounts in thousands)	2023	2022
Net income	$2,184	$11,975
Interest expense	13,832	7,341
Interest income	(3,259)	—
Income tax benefit	(783)	(863)
Amortization of intangible assets	18,066	18,080
Amortization of acquired technologies—Cost of revenue	6,685	6,695
Depreciation and amortization of software, equipment and property	2,227	2,962
Depreciation and amortization of software, equipment and property—Cost of revenue	6,979	3,845
EBITDA	45,931	50,035
Stock-based compensation expense and related employer payroll tax	31,210	24,656
Change in fair value of derivative instruments	2,604	—
Plaintiff litigation costs	986	—
Change in fair value of warrant liabilities	(1,195)	(2,136)
M&A and integration costs	—	1,407
Lease overlap costs	—	1,338
Lease abandonment	—	1,222
Business Combination transaction and related costs	—	732
Net costs related to divestiture	—	60
Gain on sale of cost method investment	—	(3,578)
Adjusted EBITDA	$79,536	$73,736
Adjusted EBITDA Margin	39%	39%

Adjusted Net Income and Adjusted Earnings Per Share

We believe that Adjusted Net Income, as defined below, and Adjusted Earnings Per Share are useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational expenses. Adjusted Net Income is defined as net income adjusted for the after-tax effects of amortization, stock-based compensation expense and related employer payroll tax, change in fair value of derivative instruments, plaintiff litigation costs, change in fair value of warrant liabilities, M&A and integration costs, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, lease abandonment charges, Business Combination transaction costs, net costs related to divestiture and gain on sale of cost method investment.

The following table reconciles net income to Adjusted Net Income and Adjusted Earnings per Share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollar amounts in thousands)	2023	2022
Net income	$2,184	$11,975
Amortization of intangible assets	18,066	18,080
Amortization of acquired technologies—Cost of revenue	6,685	6,695
Stock-based compensation expense and related employer payroll tax	31,210	24,656
Change in fair value of derivative instruments	2,604	—
Plaintiff litigation costs	986	—
Change in fair value of warrant liabilities	(1,195)	(2,136)
M&A and integration costs	—	1,407
Lease overlap costs	—	1,338
Lease abandonment	—	1,222
Business Combination transaction and related costs	—	732
Net costs related to divestiture	—	60
Gain on sale of cost method investment	—	(3,578)
Tax effect of adjustments	(14,046)	(11,577)
Adjusted net income	$46,494	$48,874
Adjusted net income per share attributable to common stockholders:
Basic	$0.08	$0.08
Diluted	$0.07	$0.08
Weighted average shares outstanding:
Basic	616,217,176	603,104,839
Diluted	646,380,961	641,028,410

Free Cash Flow

We believe that Free Cash Flow, as defined below, provides meaningful supplemental information regarding our ability to generate cash and fund our operations and capital expenditures. Free Cash Flow is defined as net cash provided by operating activities less cash used for the purchases of software, equipment and property.

The following table reconciles net cash provided by operating activities to Free Cash Flow for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollar amounts in thousands)	2023	2022
Net cash provided by operating activities	$33,078	$46,865
Less: Purchases of software, equipment, and property	(14,534)	(14,280)
Free Cash Flow	$18,544	$32,585

Liquidity and Capital Resources

We have financed our operations with cash flows from operations. The Company generated $33.1 million of cash flows from operating activities during the three months ended March 31, 2023. As of March 31, 2023, the Company had cash and cash equivalents of $338.4 million, a working capital surplus of $360.3 million and an accumulated deficit totaling $705.8 million. As of March 31, 2023, the Company had $790.0 million aggregate principal outstanding on its term loan.

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

The proceeds of the 2021 Credit Agreement and cash on hand were used to repay all outstanding borrowings under the Company's previous credit agreement.

The 2021 Credit Agreement consists of an $800.0 million term loan ("Term B Loan") and a revolving credit facility for an aggregate principal amount of $250.0 million (the "2021 Revolving Credit Facility" and together with the Term B Loan, the "2021 Credit Facilities"). The 2021 Revolving Credit Facility has a sublimit of $75.0 million for letters of credit. The Company received proceeds of $798.0 million, net of debt discount of $2.0 million, related to the Term B Loan.

The Term B Loan requires quarterly principal payments of $2.0 million until June 30, 2028, with the remaining outstanding principal amount required to be paid on the maturity date, September 21, 2028. Beginning with the fiscal year ended December 31, 2022, if the Company's leverage ratio, as defined in the 2021 Credit Agreement is greater than 3.5, the Term B Loan requires a principal prepayment, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. As of December 31, 2022, the Company's leverage ratio did not exceed the 3.5 threshold and the Company was not subject to the annual excess cash flow calculation and, as such, was not required to make a principal prepayment.

As of March 31, 2023, the amount outstanding on the Term B Loan was $790.0 million, of which, $8.0 million is classified as current.

Borrowings under the 2021 Credit Facilities bear interest at rates based on the ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries’ consolidated first lien net indebtedness to consolidated EBITDA for applicable periods specified in the 2021 Credit Agreement.

A quarterly commitment fee of up to 0.50% is payable on the unused portion of the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility matures on September 21, 2026.

During the three months ended March 31, 2023 and 2022, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 6.9% and 3.0%, respectively. During the three months ended March 31, 2023 and 2022, the Company made interest payments of $13.6 million and $5.9 million, respectively.

The Company has an outstanding standby letter of credit for $0.7 million which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility. As of March 31, 2023, $249.3 million was available to be borrowed under the 2021 Revolving Credit Facility.

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments, the leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of March 31, 2023.

Interest Rate Cap—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The aggregate notional value of the interest rate cap agreements is $600.0 million with a cap rate of 4.0% and an expiration date of July 31, 2025.

Cash Flows

The following table provides a summary of cash flow data for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollar amounts in thousands)	2023	2022
Net cash provided by operating activities	$33,078	$46,865
Net cash used in investing activities	(14,534)	(42,615)
Net cash (used in) provided by financing activities	(4,014)	8,691
Net effect of exchange rate change	36	12
Change in cash and cash equivalents	$14,566	$12,953

Net cash provided by operating activities was $33.1 million for the three months ended March 31, 2023. Net cash provided by operating activities consists of net income of $2.2 million, adjusted for $59.3 million of non-cash items, ($19.7) million for changes in working capital and ($8.7) million for the effect of changes in other operating assets and liabilities. Significant non-cash adjustments include depreciation and amortization of $34.0 million, stock-based compensation expense of $29.2 million, a change in fair value of derivative instruments of $2.6 million, non-cash lease expense of $0.9 million, deferred income tax benefits of ($6.8) million, and a change in fair value of warrant liabilities of ($1.2) million. The change in net operating assets and liabilities was primarily a result of a decrease in accrued expenses of $25.7 million due to timing of cash disbursements and employee incentive plan payments, a decrease in accounts payable of $11.9 million due to timing of cash disbursements, an increase in non-current other assets of $8.6 million due to timing of payments for prepaid and other deferred costs and a change in income taxes of $5.8 million due to timing of payments, partially offset by a decrease in accounts receivable of $6.1 million due to timing of receipts of payments from customers and an increase in deferred revenue of $5.0 million due to timing of customer receipts and revenue recognition.

Net cash used in investing activities was $14.5 million for the three months ended March 31, 2023. Net cash used in investing activities was due to capitalized internally developed software projects and purchases of software, equipment and property.

Net cash used in financing activities was $4.0 million for the three months ended March 31, 2023. Net cash used in financing activities was due to $11.4 million of tax payments related to the net share settlement of employee equity awards and $2.0 million of principal payments of long-term debt, partially offset by $8.1 million of proceeds from stock option exercises and $1.3 million of proceeds from shares purchased through the Company's ESPP.

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

There have been no material changes to our critical accounting estimates as compared to the critical accounting policies and estimates disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 identified in management’s evaluation pursuant to in Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For risk factors relating to our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Dated: May 2, 2023	CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

	By:	/s/ Githesh Ramamurthy
	Name:	Githesh Ramamurthy
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated: May 2, 2023

	By:	/s/ Brian Herb
	Name:	Brian Herb
	Title:	Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)