Form 10-Q
period 2023-06-30
CCC Intelligent Solutions Holdings Inc.
filed 2023-08-01
CIK 1818201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, 632,128,260 shares of common stock, $0.0001 par value per share, were issued and outstanding.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

Form 10-Q

For the Quarter Ended June 30, 2023

PART II. OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

The section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other parts of this Quarterly Report on Form 10-Q contain “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including those relating to the future financial performance and business strategies and expectations for our business. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include information concerning our possible or assumed future results of operations, client demand, business strategies, technology developments, financing and investment plans, competitive position, our industry and regulatory environment, potential growth opportunities and the effects of competition.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$403,577	$323,788
Accounts receivable—Net of allowances of $5,874 and $5,339 as of June 30, 2023 and December 31, 2022, respectively	96,139	98,353
Income taxes receivable	5,830	4,015
Deferred contract costs	16,871	16,556
Other current assets	29,240	36,358
Total current assets	551,657	479,070
SOFTWARE, EQUIPMENT, AND PROPERTY—Net	153,539	146,443
OPERATING LEASE ASSETS	31,647	32,874
INTANGIBLE ASSETS—Net	1,064,064	1,118,819
GOODWILL	1,417,724	1,495,129
DEFERRED FINANCING FEES, REVOLVER—Net	1,979	2,286
DEFERRED CONTRACT COSTS	19,480	20,161
EQUITY METHOD INVESTMENT	10,228	10,228
OTHER ASSETS	52,072	45,911
TOTAL	$3,302,390	$3,350,921
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,084	$27,599
Accrued expenses	54,711	71,445
Income taxes payable	3,509	922
Current portion of long-term debt	8,000	8,000
Current portion of long-term licensing agreement—Net	2,967	2,876
Operating lease liabilities	7,049	5,484
Deferred revenues	40,064	35,239
Total current liabilities	135,384	151,565
LONG-TERM DEBT—Net	770,787	774,132
DEFERRED INCOME TAXES—Net	217,907	241,698
LONG-TERM LICENSING AGREEMENT—Net	29,246	30,752
OPERATING LEASE LIABILITIES	52,431	54,245
WARRANT LIABILITIES	55,585	36,405
OTHER LIABILITIES	1,550	2,658
Total liabilities	1,262,890	1,291,455
COMMITMENTS AND CONTINGENCIES (Notes 19 and 20)
MEZZANINE EQUITY:
Redeemable non-controlling interest	14,494	14,179
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par; 5,000,000,000 shares authorized; 631,982,491 and 622,072,905 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	63	62
Additional paid-in capital	2,829,184	2,754,055
Accumulated deficit	(803,106)	(707,946)
Accumulated other comprehensive loss	(1,135)	(884)
Total stockholders’ equity	2,025,006	2,045,287
TOTAL	$3,302,390	$3,350,921

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUES	$211,710	$192,786	$416,630	$379,609
COST OF REVENUES
Cost of revenues, exclusive of amortization and impairment of acquired technologies	52,047	46,095	102,494	88,795
Amortization of acquired technologies	6,646	6,750	13,331	13,445
Impairment of acquired technologies	431	—	431	—
Total cost of revenues	59,124	52,845	116,256	102,240
GROSS PROFIT	152,586	139,941	300,374	277,369
OPERATING EXPENSES:
Research and development	43,363	38,758	84,359	74,438
Selling and marketing	35,936	31,091	69,467	57,894
General and administrative	46,141	39,509	88,006	83,717
Amortization of intangible assets	18,022	18,066	36,088	36,146
Impairment of goodwill	77,405	—	77,405	—
Impairment of intangible assets	4,906	—	4,906	—
Total operating expenses	225,773	127,424	360,231	252,195
OPERATING (LOSS) INCOME	(73,187)	12,517	(59,857)	25,174
INTEREST EXPENSE	(14,014)	(7,944)	(27,846)	(15,285)
INTEREST INCOME	4,023	—	7,282	—
CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	3,613	—	1,009	—
CHANGE IN FAIR VALUE OF WARRANT LIABILITIES	(20,375)	21,004	(19,180)	23,140
GAIN ON SALE OF COST METHOD INVESTMENT	—	—	—	3,578
OTHER INCOME—Net	315	112	368	194
PRETAX (LOSS) INCOME	(99,625)	25,689	(98,224)	36,801
INCOME TAX BENEFIT (PROVISION)	2,281	(10,125)	3,064	(9,262)
NET (LOSS) INCOME INCLUDING NON-CONTROLLING INTEREST	(97,344)	15,564	(95,160)	27,539
LESS: ACCRETION OF REDEEMABLE NON-CONTROLLING INTEREST	(315)	—	(315)	—
NET (LOSS) INCOME ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$(97,659)	$15,564	$(95,475)	$27,539
Net (loss) income per share attributable to common stockholders:
Basic	$(0.16)	$0.03	$(0.15)	$0.05
Diluted	$(0.16)	$0.02	$(0.15)	$0.04
Weighted-average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	621,235,776	605,948,628	618,740,340	604,534,589
Diluted	621,235,776	639,964,696	618,740,340	640,650,297
COMPREHENSIVE (LOSS) INCOME:
Net (loss) income including non-controlling interest	(97,344)	15,564	(95,160)	27,539
Other comprehensive income (loss)—Foreign currency translation adjustment	(285)	(303)	(251)	(294)
COMPREHENSIVE (LOSS) INCOME INCLUDING NON-CONTROLLING INTEREST	(97,629)	15,261	(95,411)	27,245
Less: accretion of redeemable non-controlling interest	(315)	—	(315)	—
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$(97,944)	$15,261	$(95,726)	$27,245

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable
	Non-Controlling	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding				Accumulated
	Interest					Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2022	$14,179	—	$—	622,072,905	$62	$2,754,055	$(707,946)	$(884)	$2,045,287
Stock-based compensation expense	—	—	—	—	—	28,930	—	—	28,930
Exercise of stock options	—	—	—	3,214,093	1	8,242	—	—	8,243
Issuance of common stock under employee stock purchase plan	—	—	—	179,338	—	1,326	—	—	1,326
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	2,217,379	—	(11,449)	—	—	(11,449)
Foreign currency translation adjustment	—	—	—	—	—	—	—	34	34
Net income	—	—	—	—	—	—	2,184	—	2,184
BALANCE—March 31, 2023	14,179	—	—	627,683,715	63	2,781,104	(705,762)	(850)	2,074,555
Stock-based compensation expense	—	—	—	—	—	35,900	—	—	35,900
Exercise of stock options—net of tax	—	—	—	3,996,713	—	12,585	—	—	12,585
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	302,063	—	(90)	—	—	(90)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(285)	(285)
Accretion of redeemable non-controlling interest	315	—	—		—	(315)	—	—	(315)
Net loss	—	—	—	—	—	—	(97,344)	—	(97,344)
BALANCE—June 30, 2023	$14,494	—	$—	631,982,491	$63	$2,829,184	$(803,106)	$(1,135)	$2,025,006

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding
	Non-Controlling							Accumulated
	Interest					Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2021	$14,179	—	$—	609,768,296	$61	$2,618,924	$(746,352)	$(315)	$1,872,318
Stock-based compensation expense	—	—	—	—	—	23,644	—	—	23,644
Exercise of stock options—net of tax	—	—	—	3,961,270	—	10,633	—	—	10,633
Exercise of warrants—net	—	—	—	1,246	—	—	—	—	—
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	27,314	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	9	9
Net income	—	—	—	—	—	—	11,975	—	11,975
BALANCE—March 31, 2022	14,179	—	—	613,758,126	61	2,653,201	(734,377)	(306)	1,918,579
Stock-based compensation expense	—	—	—	—	—	28,403	—	—	28,403
Exercise of stock options - Net of tax	—	—	—	1,713,991	1	4,722	—	—	4,723
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	29,834	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(303)	(303)
Net income	—	—	—	—	—	—	15,564	—	15,564
BALANCE—June 30, 2022	$14,179	—	$—	615,501,951	$62	$2,686,326	$(718,813)	$(609)	$1,966,966

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(95,160)	$27,539
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of software, equipment, and property	17,966	13,490
Amortization of intangible assets	49,419	49,591
Impairment of goodwill and intangible assets	82,742	—
Deferred income taxes	(23,791)	(43,703)
Stock-based compensation	64,720	52,047
Amortization of deferred financing fees	851	949
Amortization of discount on debt	111	131
Change in fair value of derivative instruments	(1,009)	—
Change in fair value of warrant liabilities	19,180	(23,140)
Non-cash lease expense	1,232	2,152
Loss on disposal of software, equipment and property	—	795
Gain on sale of cost method investment	—	(3,578)
Other	115	47
Changes in:
Accounts receivable—Net	2,322	(4,027)
Deferred contract costs	(315)	(952)
Other current assets	7,116	15,463
Deferred contract costs—Non-current	681	2,248
Other assets	(5,267)	(9,935)
Operating lease assets	(5)	1,576
Income taxes	772	13,851
Accounts payable	(8,534)	3,204
Accrued expenses	(14,975)	(7,949)
Operating lease liabilities	(249)	(4,308)
Deferred revenues	4,825	2,256
Other liabilities	(115)	(62)
Net cash provided by operating activities	102,632	87,685
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of software, equipment, and property	(29,084)	(25,469)
Acquisition of Safekeep, Inc., net of cash acquired	—	(32,242)
Proceeds from sale of cost method investment	—	3,892
Net cash used in investing activities	(29,084)	(53,819)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	20,827	15,511
Proceeds from employee stock purchase plan	1,326	—
Payments for employee taxes withheld upon vesting of equity awards	(11,539)	—
Principal payments on long-term debt	(4,000)	(4,000)
Net cash provided by financing activities	6,614	11,511
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(373)	(281)
NET CHANGE IN CASH AND CASH EQUIVALENTS	79,789	45,096
CASH AND CASH EQUIVALENTS:
Beginning of period	323,788	182,544
End of period	$403,577	$227,640
NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash purchases of software, equipment, and property	$550	$—
Contingent consideration related to business acquisition	$—	$200
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$26,946	$14,153
Cash paid for income taxes—Net	$19,954	$38,946
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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, the condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of mezzanine equity and stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operations and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any future period.

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

Redeemable Non-Controlling Interest—The Company presents a redeemable non-controlling interest as mezzanine equity within its condensed consolidated balance sheets when it is redeemable at a fixed or determinable price on a fixed or determinable date at the option of the holder or upon the occurrence of an event that is not solely within the control of the Company.

The redeemable non-controlling interest was initially measured at fair value on the date of issuance. When the redemption of a mezzanine-classified non-controlling interest becomes probable, the carrying amount of the redeemable non-controlling interest is increased by periodic accretions using the interest method so that the carrying amount will equal the redemption amount on the date that the shares become redeemable. These adjustments are recorded as accretion of redeemable non-controlling interest, with an offset to additional paid-in capital, on the condensed consolidated statements of mezzanine equity and stockholders' equity.

Any such charges to additional paid-in capital affect net (loss) income available to CCC common stockholders as part of the Company's calculation of net (loss) income per share attributable to common stockholders.

Recently Issued Accounting Pronouncements—In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in January 2021 subsequently issued ASU 2021-01, which refines the scope of Topic 848. These ASUs provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR"), or another rate that is expected to be discontinued. ASU 2020-04 was effective upon issuance. In December 2022, the FASB issued ASU 2022-06 that defers the sunset date for applying the reference rate reform relief in Accounting Standards Codification ("ASC") 848 to December 31, 2024. The Company adopted these standards during the three months ended June 30, 2023 and transitioned the reference rate within its credit agreement and related interest rate cap agreements from LIBOR to the Secured Overnight Financing Rate ("SOFR") (see Note 14). The adoption of these standards did not have a material impact on the condensed consolidated financial statements.

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

In exchange for all the outstanding shares of Safekeep, the Company paid total cash consideration of $32.3 million upon closing. In accordance with the acquisition agreement, the Company placed $6.0 million in escrow for a general indemnity holdback to be paid to the sellers within 15 months of closing subject to reduction for certain indemnifications and other potential obligations of the selling shareholders. The remaining cash held in escrow was paid to the sellers in May 2023.

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

During the six months ended June 30, 2022, the Company incurred $1.2 million of transaction costs associated with the acquisition. The transaction costs are included in general and administrative expenses within the accompanying condensed consolidated statement of operations and comprehensive (loss) income.

4.
REvenue

Disaggregation of Revenue—The Company provides disaggregation of revenue based on type of service as it believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table summarizes revenue by type of service for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Software subscriptions	$202,851	$185,499	$399,108	$365,317
Other	8,859	7,287	17,522	14,292
Total revenues	$211,710	$192,786	$416,630	$379,609

Transaction Price Allocated to the Remaining Performance Obligations—Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2023, approximately $1,464 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $559 million during the following twelve months, and approximately $905 million thereafter. The estimated revenues do not include unexercised contract renewals. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.

Deferred Revenue—Revenue recognized for the three months ended June 30, 2023 from amounts in deferred revenue as of March 31, 2023 was $39.1 million. Revenue recognized for the three months ended June 30, 2022 from amounts in deferred revenue as of March 31, 2022 was $32.2 million.

Revenue recognized for the six months ended June 30, 2023 from amounts in deferred revenue as of December 31, 2022 was $34.6 million. Revenue recognized for the six months ended June 30, 2022 from amounts in deferred revenue as of December 31, 2021 was $30.2 million.

Contract Assets and Liabilities—The opening and closing balances of the Company’s receivables, contract assets and contract liabilities from contracts with customers are as follows (in thousands):

	June 30,	December 31,
	2023	2022
Accounts receivables-net of allowances	$96,139	$98,353
Deferred contract costs	16,871	16,556
Long-term deferred contract costs	19,480	20,161
Other assets (accounts receivable, non-current)	14,700	16,437
Deferred revenues	40,064	35,239
Other liabilities (deferred revenues, non-current)	1,139	1,240

A summary of the activity impacting deferred revenue balances during the three and six months ended June 30, 2023 and 2022 is presented below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Balance at beginning of period	$41,422	$34,900	$36,479	$32,616
Revenue recognized[1]	(111,533)	(92,823)	(214,718)	(182,255)
Additional amounts deferred[1]	111,314	92,665	219,442	184,381
Balance at end of period	$41,203	$34,742	$41,203	$34,742

Classified as:
Current	$40,064	$33,298	$40,064	$33,298
Non-current	1,139	1,444	1,139	1,444
Total deferred revenue	$41,203	$34,742	$41,203	$34,742

1 Amounts include total revenue deferred and recognized during each respective period.

A summary of the activity impacting the deferred contract costs during the three and six months ended June 30, 2023 and 2022 is presented below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Balance at beginning of period	$37,551	$36,948	$36,717	$37,186
Costs amortized	(4,637)	(4,407)	(9,423)	(8,628)
Additional amounts deferred	3,437	3,349	9,057	7,332
Balance at end of period	$36,351	$35,890	$36,351	$35,890

Classified as:
Current	$16,871	$16,021	$16,871	$16,021
Non-current	19,480	19,869	19,480	19,869
Total deferred contract costs	$36,351	$35,890	$36,351	$35,890

5.
FAIR VALUE measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Private Warrants—As of June 30, 2023, the Company's Private Warrants are recognized as liabilities and measured at fair value on a recurring basis.

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

The valuation of the Private Warrants as of June 30, 2023 and December 31, 2022 was determined using the Black-Scholes option pricing model using the following assumptions:

	June 30,	December 31,
	2023	2022
Expected term (in years)	3.1	3.6
Expected volatility	34%	38%
Expected dividend yield	0%	0%
Risk-free interest rate	4.48%	4.15%

The estimated fair value of each Private Warrant using the Company's stock price on the valuation date and above assumptions was $3.12 and $2.05 as of June 30, 2023 and December 31, 2022, respectively.

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

As of December 31, 2022, the contingent consideration liability had a fair value of $0.1 million. As of June 30, 2023, there were no significant changes to the inputs used within the Monte Carlo simulation model and the estimated fair value of the contingent consideration liability was $0.1 million. The contingent consideration liability is classified within other liabilities in the accompanying condensed consolidated balance sheets. The Company did not recognize any change in the estimated fair value of the contingent consideration liability during the three and six months ended June 30, 2023.

Interest Rate Cap—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt (see Note 14). The fair value of the interest rate cap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore was classified within Level 2 of the fair value hierarchy as of June 30, 2023 and December 31, 2022.

The Company did not designate its interest rate cap agreements as hedging instruments and records the changes in fair value within earnings. As of June 30, 2023 and December 31, 2022, the interest rate cap agreements had a fair value of $13.0 million and $12.0 million, respectively, classified within other assets in the accompanying condensed consolidated balance sheets.

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate cap	$12,960	$—	$12,960	$—
Total Assets	$12,960	$—	$12,960	$—
Liabilities
Contingent consideration related to business acquisition	$100	$—	$—	$100
Private Warrants	55,585	—	55,585	—
Total Liabilities	$55,685	$—	$55,585	$100

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis—The Company has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three and six months ended June 30, 2023, the Company recognized impairment charges of goodwill and definite-lived intangible assets (see Note 11). During the three and six months ended June 30, 2022, the Company recognized no impairment related to these assets.

Fair Value of Other Financial Instruments—The following table presents the carrying amounts, net of debt discount, and the estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	June 30, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
Term B Loan, including current portion	$786,442	$786,030	$790,331	$766,260

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

The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was 2.3% and 39.4%, respectively. The effective tax rate for three months ended June 30, 2023 was lower than the effective tax rate for three months ended June 30, 2022 primarily due to the tax benefit received related to share-based compensation expense in the amount of $2.7 million, as well as the tax benefit recognized related to the impairment of certain intangible assets in the amount of $1.3 million.

The Company's effective tax rate for the six months ended June 30, 2023 and 2022 was 3.1% and 25.2%, respectively. The effective tax rate for six months ended June 30, 2023 was lower than the effective tax rate for six months ended June 30, 2022 primarily due to the tax benefit received related to share-based compensation expense in the amount of $3.2 million, the tax benefit recognized related to the impairment of certain intangible assets in the amount of $1.3 million, as well as the tax benefit associated with the re-measurement of the company's deferred tax liability for changes in state tax rates in the amount of $2.3 million.

The Company made income tax payments of $19.8 million and $38.9 million for the three months ended June 30, 2023 and 2022, respectively. The Company received negligible refunds from various states during the three months ended June 30, 2023 and 2022.

The Company made income tax payments of $20.0 million and $39.0 million for the six months ended June 30, 2023 and 2022, respectively. The Company received refunds from various states totaling $39 thousand and $50 thousand for the six months ended June 30, 2023 and 2022 respectively.

As of June 30, 2023, unrecognized tax benefits were materially consistent with the amount as of December 31, 2022. The Company believes its liability for unrecognized tax benefits, excluding interest and penalties, will not significantly change over the following twelve months.

7.
accounts receivable

Accounts receivable–Net as of June 30, 2023 and December 31, 2022, consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accounts receivable	$102,013	$103,692
Allowance for doubtful accounts and sales reserves	(5,874)	(5,339)
Accounts receivable–net	$96,139	$98,353

As of June 30, 2023 and December 31, 2022, each period had one customer that accounted for 11% of accounts receivable.

Changes to the allowance for doubtful accounts and sales reserves during the three and six months ended June 30, 2023 and 2022 consist of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Balance at beginning of period	$6,866	$4,161	$5,339	$3,791
Charges to bad debt and sales reserves	2,017	704	5,153	1,936
Write-offs, net	(3,009)	(569)	(4,618)	(1,431)
Balance at end of period	$5,874	$4,296	$5,874	$4,296

8.
OTHER CURRENT ASSETS

Other current assets as of June 30, 2023 and December 31, 2022 consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid SaaS costs	$7,488	$7,423
Prepaid service fees	6,435	5,268
Prepaid software and equipment maintenance	4,912	7,638
Prepaid insurance	489	4,062
Non-trade receivables	81	690
Other	9,835	11,277
Total other current assets	$29,240	$36,358

9.
SOFTWARE, EQUIPMENT, AND PROPERTY

Software, equipment, and property as of June 30, 2023 and December 31, 2022 consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Software, licenses and database	$198,459	$175,616
Computer equipment	33,229	33,043
Leasehold improvements	30,697	30,430
Building and land	4,910	4,910
Furniture and other equipment	1,484	1,478
Total software, equipment, and property	268,779	245,477
Less accumulated depreciation and amortization	(115,240)	(99,034)
Software, equipment, and property—Net	$153,539	$146,443

Depreciation and amortization expense related to software, equipment and property was $8.8 million and $6.7 million for the three months ended June 30, 2023 and 2022, respectively.

Depreciation and amortization expense related to software, equipment and property was $18.0 million and $13.5 million for the six months ended June 30, 2023 and 2022, respectively.

10.
LEASES

The Company leases real estate in the form of office space and data center facilities. Generally, at the inception of the contract, the term for real estate leases ranges from 1 to 17 years and the term for equipment leases is 1 to 3 years. Some real estate leases include options to renew that can extend the original term by 3 to 5 years.

The components of lease expense for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease costs	$1,486	$2,108	$2,989	$5,674
Variable lease costs	1,017	574	1,901	1,411
Total lease costs	$2,503	$2,682	$4,890	$7,085

The Company made cash payments for operating leases of $1.4 million and $3.2 million for the three months ended June 30, 2023 and 2022, respectively.

The Company made cash payments for operating leases of $2.0 million and $5.7 million for the six months ended June 30, 2023 and 2022, respectively.

11.
GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are primarily the result of business acquisitions.

Goodwill—We evaluated goodwill for impairment, due to the events described below, which indicated that the carrying amount of the China reporting unit was in excess of its estimated fair value.

During the three months ended June 30, 2023, the Company's China reporting unit experienced adverse impacts as a result of changes in market conditions and increases in interest rates, which contributed to reduced forecasted revenues and reduced projected future cash flows.

As a result of these adverse impacts, the Company performed a quantitative assessment of goodwill impairment by comparing the fair value of its China reporting unit to its carrying value, including goodwill. When performing the assessment, the Company determined the fair value of its China reporting unit based on forecasted future cash flows. Based on the Company's forecast of the future cash flows of its China reporting unit, it was determined the carrying value of goodwill for its China reporting unit was impaired. As a result, the Company recorded a goodwill impairment charge of $77.4 million.

The Company used a quantitative approach to measure the fair value of its China reporting unit using a discounted cash flow approach, which is a Level 3 measurement. The discounted cash flow analysis requires significant judgments, including estimates of future cash flows, which are dependent on internal forecasts and determination of the Company’s weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used for the China reporting unit in the Company’s analysis was 12.5%.

No goodwill impairments were recorded during the three or six months ended June 30, 2022.

The following table presents the gross amount, accumulated impairment loss and carrying amount of goodwill as of June 30, 2023 and December 31, 2022 (in thousands):

		Accumulated	Net
	Gross Amount	Impairment Loss	Carrying Amount
Balance as of December 31, 2022	$1,520,926	$(25,797)	$1,495,129
Balance as of June 30, 2023	1,520,926	(103,202)	1,417,724

The accumulated impairment loss as of December 31, 2022 was recognized during the year ended December 31, 2019.

Changes in the carrying amount of goodwill during the six months ended June 30, 2023 were as follows (in thousands):

Net
Carrying
Amount

Balance as of December 31, 2022	$1,495,129
Impairment	(77,405)
Balance as of June 30, 2023	$1,417,724

Intangible Assets—During the three months ended June 30, 2023, the Company recorded an impairment charge to its China reporting unit's customer relationships and acquired technologies intangible assets. The Company's forecast of the revenue and expense cash flow of the China reporting unit indicated the carrying amounts of the intangible assets were not recoverable and therefore the Company recorded an impairment charge of $5.3 million.

No intangible asset impairments were recorded during the three or six months ended June 30, 2022.

The intangible assets balance as of June 30, 2023 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	18	11.8	$1,291,830	$(443,169)	$848,661
Acquired technologies	3–7	1.6	184,640	(159,707)	24,933
Subtotal			1,476,470	(602,876)	873,594
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,666,940	$(602,876)	$1,064,064

The intangible assets balance as of December 31, 2022 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	16–18	12.3	$1,299,750	$(410,095)	$889,655
Acquired technologies	3–7	1.8	187,950	(149,256)	38,694
Subtotal			1,487,700	(559,351)	928,349
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,678,170	$(559,351)	$1,118,819

Amortization expense for intangible assets was $24.7 million and $24.8 million for the three months ended June 30, 2023 and 2022, respectively.

Amortization expense for intangible assets was $49.4 million and $49.6 million for the six months ended June 30, 2023 and 2022, respectively.

Future amortization expense for the remainder of the year ended December 31, 2023 and the following four years ended December 31 and thereafter for intangible assets as of June 30, 2023 is as follows (in thousands):

Years Ending December 31:

2023	49,018
2024	80,768
2025	72,454
2026	72,454
2027	72,454
Thereafter	526,446
Total	$873,594

12.
ACCRUED EXPENSES

Accrued expenses as of June 30, 2023 and December 31, 2022 consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Compensation	$36,414	$53,530
Professional services	5,359	1,877
Royalties and licenses	4,362	3,832
Employee insurance benefits	2,914	2,749
Sales tax	2,763	2,615
Software license agreement	1,500	3,243
Other	1,399	3,599
Total accrued expenses	$54,711	$71,445

13.
OTHER LIABILITIES

Other liabilities as of June 30, 2023 and December 31, 2022 consists of the following (in thousands):

	June 30,	December 31,
	2023	2022

Deferred revenue—non-current	$1,139	$1,240
Software license agreement	311	1,208
Contingent consideration	100	100
Other	—	110
Total other liabilities	$1,550	$2,658

14.
LONG-TERM DEBT

On September 21, 2021, CCC Intelligent Solutions Inc., an indirect wholly-owned subsidiary of the Company, together with certain of the Company’s subsidiaries acting as guarantors entered into a credit agreement (as amended, the “2021 Credit Agreement”).

The proceeds of the 2021 Credit Agreement and cash on hand were used to repay all outstanding borrowings under the Company's previous credit agreement.

The 2021 Credit Agreement consists of an $800.0 million term loan (“Term B Loan”) and a revolving credit facility for an aggregate principal amount of $250.0 million (the “2021 Revolving Credit Facility” and together with the Term B Loan, the "2021 Credit Facilities"). The 2021 Revolving Credit Facility has a sublimit of $75.0 million for letters of credit. The Company received proceeds of $798.0 million, net of debt discount of $2.0 million, related to the Term B Loan. As of June 30, 2023 and December 31, 2022, the unamortized debt discount was $1.6 million and $1.7 million, respectively.

The Company incurred $9.8 million in financing costs related to the Term B Loan. These costs were recorded to a contra debt account and are being amortized to interest expense over the term of the Term B Loan using the effective interest method. As of June 30, 2023 and December 31, 2022, the unamortized financing costs were $7.7 million and $8.2 million, respectively.

The Company incurred $3.1 million in financing costs related to the 2021 Revolving Credit Facility. These costs were recorded to a deferred financing fees asset account and are being amortized to interest expense over the term of the 2021 Revolving Credit Facility. As of June 30, 2023 and December 31, 2022, the deferred financing fees asset balance was $2.0 million and $2.3 million, respectively.

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

As of June 30, 2023 and December 31, 2022, the amount outstanding on the Term B Loan is $788.0 million and $792.0 million, respectively, of which $8.0 million is classified as current in the accompanying condensed consolidated balance sheets.

Borrowings under the 2021 Credit Facilities bear interest at rates based on the ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries’ consolidated first lien net indebtedness to consolidated EBITDA for applicable periods specified in the 2021 Credit Agreement.

On May 19, 2023, the Company entered into Amendment No. 1 to the 2021 Credit Agreement (the “Amendment”) to establish SOFR as the benchmark rate for determining the applicable interest rate, replacing LIBOR. No other terms, including the amount of borrowings, required payments or maturity date, were changed as a result of the Amendment. The Company did not incur any significant costs associated with the Amendment.

Subsequent to the execution of the Amendment, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest equal to the sum of an applicable rate and term SOFR (other than with respect to Euros, Euribor and with respect to British Pounds Sterling, SONIA) with a term as selected by the Company, of one, three or six months (subject to (x) in the case of term loans, a 0.50% per annum floor and (y) in the case of revolving loans, a 0.00% per annum floor.

Prior to the execution of the Amendment, the interest rate per annum applicable to the loans was based on a fluctuating rate of interest equal to the sum of an applicable rate and, at the Company’s election from time to time, either:

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

During the three months ended June 30, 2023 and 2022, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.4% and 3.3%, respectively. During the three months ended June 30, 2023 and 2022, the Company made interest payments of $14.6 million and $6.6 million, respectively.

During the six months ended June 30, 2023 and 2022, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.1% and 3.2%, respectively. During the six months ended June 30, 2023 and 2022, the Company made interest payments of $28.1 million and $12.5 million, respectively.

The Company has an outstanding standby letter of credit for $0.7 million which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility. As of June 30, 2023 and December 31, 2022, $249.3 million was available to be borrowed.

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments, leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of June 30, 2023 or December 31, 2022.

Long-term debt as of June 30, 2023 and December 31, 2022 consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Term B Loan	$788,000	$792,000
Term B Loan—discount	(1,558)	(1,669)
Term B Loan—deferred financing fees	(7,655)	(8,199)
Term B Loan—net of discount & fees	778,787	782,132
Less: Current portion	(8,000)	(8,000)
Total long-term debt—net of current portion	$770,787	$774,132

Interest Rate Cap—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The aggregate notional value of the interest rate cap agreements is $600.0 million with a cap rate of 4.0% and an expiration date of July 31, 2025.

During the three months ended June 30, 2023, the Company transitioned the referenced interest rate within the two interest rate cap agreements from LIBOR to SOFR by terminating the original agreements and simultaneously entering into new agreements. The terms of the new agreements were unchanged except for the referenced interest rate. The Company elected the optional expedients available within ASC 848 to allow for this transition without any modification to the derivative classification of the interest rate cap agreements.

As of June 30, 2023 and December 31, 2022, the aggregate fair value of the interest rate cap agreements was $13.0 million and $12.0 million, respectively (see Note 5).

15.
Capital stock

Preferred Stock—The Company is authorized to issue up to 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023, there were no shares of preferred stock issued or outstanding.

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

There were 631,982,491 and 622,072,905 shares of common stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

16.
REDEEMABLE NON-CONTROLLING INTEREST

On March 12, 2020 (the “Close Date”), the Company closed a stock purchase agreement (the “Stock Purchase Agreement”) with a third-party investor (the “Investor”) for purchase by the Investor of Series A Preferred Stock in CCCIS Cayman Holdings Limited (“CCC Cayman”), the parent of the Company’s China operations. On the Close Date, CCC Cayman, a subsidiary of the Company, issued 1,818 shares of Series A Preferred Stock (the “Preferred Shares”) at $7,854 per share to the Investor for net proceeds of $14.2 million. As of June 30, 2023 and December 31, 2022, on an as-converted basis, the Preferred Shares represent an aggregate 10.0% ownership interest of the issued and outstanding capital stock of CCC Cayman, or 8.6% on a fully-diluted basis.

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

As of June 30, 2023 and December 31, 2022, the Investor’s ownership in CCC Cayman is classified in mezzanine equity as a redeemable non-controlling interest, because it is redeemable on an event that is not solely in the control of the Company.

During the three months ended June 30, 2023, the Company determined it was probable the non-controlling interest would become redeemable and began to accrete the non-controlling interest to its redemption value. Changes in the carrying value of the non-controlling interest are recorded as adjustments to additional paid-in capital.

The activity impacting the redeemable non-controllable interest during the three and six months ended June 30, 2023 and 2022 is presented below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Balance at beginning of period	$14,179	$14,179	$14,179	$14,179
Accretion of redeemable non-controlling interest	315	—	315	—
Balance at end of period	$14,494	$14,179	$14,494	$14,179

17.
STOCK INCENTIVE PLANS

In July 2021, the 2021 Equity Incentive Plan (the "2021 Plan") was adopted and approved by the Company's board of directors and stockholders.

Restricted Stock Units—The table below summarizes the restricted stock unit ("RSU") activity for the six months ended June 30, 2023:

		Weighted-
		Average
	Shares	Fair Value
Unvested RSUs—December 31, 2022	31,288,688	$10.34
Granted	11,939,537	8.89
Vested	(3,769,678)	10.22
Forfeited	(1,142,053)	10.02
Unvested RSUs—June 30, 2023	38,316,494	9.90

During the six months ended June 30, 2023, the Company granted 11,939,537 RSUs, of which 10,351,104 have time-based vesting requirements, and 1,588,433 have performance-based vesting requirements.

During the six months ended June 30, 2023, 3,769,678 RSUs vested, of which 1,250,236 were withheld for employee tax obligations.

Stock Options—The table below summarizes the stock option activity for the six months ended June 30, 2023:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding—December 31, 2022	45,249,260	$2.99	4.9	$258,470
Exercised	(7,210,806)	2.89
Forfeited and canceled	(493,652)	6.96
Options outstanding—June 30, 2023	37,544,802	$2.95	4.5	$309,944
Options exercisable—June 30, 2023	35,362,317	$2.78	4.4	$298,143
Options vested and expected to vest—June 30, 2023	37,435,411	$2.95	4.5	$309,372

The fair value of the options which vested during the six months ended June 30, 2023 was $2.3 million.

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

During the six months ended June 30, 2023, the Company granted 539,400 stock options under the Cayman Incentive Plans. The exercise price of the options granted is equal to the fair value of the underlying shares at the grant date. As of June 30, 2023 and December 31, 2022, 1,842,400 and 1,303,000, respectively, of stock options under the Cayman Incentive Plans are outstanding. As of June 30, 2023, none of the outstanding stock options are exercisable.

Employee Stock Purchase Plan—In July 2021, the Company adopted the CCC 2021 Employee Stock Purchase Plan ("ESPP").

During the six months ended June 30, 2023, 179,338 shares were sold under the ESPP.

The fair value of the ESPP purchase rights sold during the six months ended June 30, 2023 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	0.5
Expected volatility	51%
Expected dividend yield	0%
Risk-free interest rate	2.5%

Stock-Based Compensation—Stock-based compensation expense has been recorded in the accompanying condensed consolidated statements of operations and comprehensive (loss) income as follows for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of revenues	$2,299	$1,661	$4,199	$2,510
Research and development	6,600	5,530	12,475	9,060
Sales and marketing	8,749	6,611	16,008	11,441
General and administrative	17,838	14,601	32,038	29,036
Total stock-based compensation expense	$35,486	$28,403	$64,720	$52,047

As of June 30, 2023, there was $210.1 million of unrecognized stock compensation expense related to unvested time-based awards which is expected to be recognized over a weighted-average period of 2.9 years. As of June 30, 2023, there was $58.5 million of unrecognized stock-based compensation expense related to unvested performance-based awards which is expected to be recognized over a weighted-average period of 1.3 years.

18.
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

There were no exercises or redemptions of the Private Warrants during the three and six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the Company had 17,800,000 Private Warrants outstanding.

The Company recognized a loss of $20.4 million and income of $21.0 million as a change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive (loss) income for the three months ended June 30, 2023 and 2022, respectively.

The Company recognized a loss of $19.2 million and income of $23.1 million as a change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive (loss) income for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023 and December 31, 2022, the Company’s warrant liability was $55.6 million and $36.4 million, respectively.

19.
COMMITMENTS

Purchase Obligations—The Company has long-term agreements with suppliers and other parties related to licensing data used in its products and services, outsourced data center, disaster recovery, and SaaS that expire at various dates through 2031. As of June 30, 2023, there were no material changes from the amounts disclosed as of December 31, 2022.

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

The following table summarizes revenues recognized and expenses incurred with entities affiliated with one of its principal equity owners for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Credit card processing	$274	$198	$508	$341
Expenses
Employee health insurance benefits	953	823	1,821	1,639
Human resources support services	64	84	178	137
Sales tax processing and license fees for tax information	^	20	^	198

* Not significant

^ Not a related party during the three and six months ended June 30, 2023.

The following table summarizes amounts receivable and due to entities affiliated with one of its principal equity owners as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Receivables
Credit card processing	*	*
Payables
Employee health insurance benefits	209	$501
Human resources support services	*	*
Sales tax processing and license fees for tax information	^	*

* Not significant

^ Not a related party as of June 30, 2023.

As of October 2022, the entity which provided sales tax processing and license fees for tax information is no longer affiliated with a director of the Company and is no longer a related party.

22.
NET (LOSS) INCOME PER SHARE

The Company calculates basic earnings per share by dividing the net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method. The Company excludes common stock equivalent shares from the calculation if their effect is anti-dilutive. In a period where the Company is in a net loss position, the diluted loss per share is calculated using the basic share count.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic and diluted earnings per share of common stock (in thousands, except for share and per share data).

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator
Net (loss) income	$(97,344)	$15,564	$(95,160)	$27,539
Accretion of redeemable non-controlling interest	(315)	—	(315)	—
Net (loss) income attributable to common stockholders	$(97,659)	$15,564	$(95,475)	$27,539

Denominator
Weighted average shares of common stock—basic	621,235,776	605,948,628	618,740,340	604,534,589
Dilutive effect of stock-based awards	—	34,016,068	—	36,115,708
Weighted average shares of common stock—diluted	621,235,776	639,964,696	618,740,340	640,650,297
Net (loss) income per share:
Basic	$(0.16)	$0.03	$(0.15)	$0.05
Diluted	$(0.16)	$0.02	$(0.15)	$0.04

Approximately 30,191,730 and 22,162,166 common stock equivalent shares were excluded from the computation of diluted per share amounts for the three months ended June 30, 2023 and 2022, respectively, because their effect was anti-dilutive.

Approximately 30,147,441 and 14,336,893 common stock equivalent shares were excluded from the computation of diluted per share amounts for the six months ended June 30, 2023 and 2022, respectively, because their effect was anti-dilutive.

As part of the Business Combination, 8,625,000 shares issued and held by Dragoneer (the “Sponsor Vesting Shares”) became non-transferable and subject to forfeiture on the tenth anniversary of Closing if neither of the defined triggering events has occurred. The Sponsor Vesting Shares are issued and outstanding as of June 30, 2023 and December 31, 2022 and excluded from the weighted average number of shares of common stock outstanding until the vesting requirement is met and the restriction is removed.

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

Revenues by geographic area, presented based upon the location of the customer are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
United States	$209,972	$190,852	$413,000	$375,691
China	1,738	1,934	3,630	3,918
Total revenues	$211,710	$192,786	$416,630	$379,609

Software, equipment and property, net by geographic area are as follows (in thousands):

	June 30,	December 31,
	2023	2022
United States	$153,392	$146,398
China	147	45
Total software, equipment and property-net	$153,539	$146,443

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

Business Overview

Founded in 1980, CCC is a leading provider of innovative cloud, mobile, artificial intelligence ("AI"), telematics, hyperscale technologies and applications for the property and casualty (“P&C”) insurance economy. Our SaaS platform connects trading partners, facilitates commerce, and supports mission-critical, AI-enabled digital workflows. Leveraging decades of deep domain experience, our industry-leading platform processes more than $100 billion in annual transaction value across this ecosystem, digitizing workflows and connecting more than 35,000 companies across the P&C insurance economy, including insurance carriers, collision repairers, parts suppliers, automotive manufacturers, financial institutions and others.

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

We believe we have become a leading insurance and repair SaaS provider in the U.S. by increasing the depth and breadth of our SaaS offerings over many years. Our insurance solutions help insurance carriers manage mission-critical workflows across the claims lifecycle, while building smart, dynamic experiences for their own customers. Our software integrates seamlessly with both legacy and modern systems alike and enables insurers to rapidly innovate on our platform. Our repair solutions help collision repair facilities achieve better performance throughout the collision repair cycle by digitizing processes to drive business growth, streamline operations, and improve repair quality. We have more than 300 insurers on our network, connecting with over 29,000 repair facilities through our multi-tenant cloud platform. We believe our software is the architectural backbone of insurance DRP programs and is the primary driver of material revenue for our collision shop customers and a source of material efficiencies for our insurance carrier customers.

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

We have strong customer relationships in the end-markets we serve, and these relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. We have customer agreements with more than 300 insurers (including carriers, self-insurers and other entities processing insurance claims), including 18 of the top 20 automotive insurance carriers in the U.S., based on DWP, and hundreds of regional carriers. We have more than 35,000 total customers, including over 29,000 automotive collision repair facilities (including repairers and other entities that estimate damaged vehicles), thousands of automotive dealers, 13 of the top 15 automotive manufacturers, based on new vehicle sales, and numerous other companies that participate in the P&C insurance economy.

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

	Quarter Ending	2023	2022
Software NDR	March 31	106%	114%
	June 30	107%	111%
	September 30		110%
	December 31		106%

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

	Quarter Ending	2023	2022
Software GDR	March 31	99%	99%
	June 30	99%	99%
	September 30		99%
	December 31		99%

Results of Operations

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022

	Three Months Ended June 30,
(dollar amounts in thousands, except share and per share data)	2023	2022	$	%

Revenues	$211,710	$192,786	$18,924	9.8%

Cost of revenues, exclusive of amortization and impairment of acquired technologies	52,047	46,095	5,952	12.9%
Amortization of acquired technologies	6,646	6,750	(104)	-1.5%
Impairment of acquired technologies	431	—	431	NM

Cost of revenues(1)	59,124	52,845	6,279	11.9%

Gross profit	152,586	139,941	12,645	9.0%
Operating expenses:
Research and development(1)	43,363	38,758	4,605	11.9%
Selling and marketing(1)	35,936	31,091	4,845	15.6%
General and administrative(1)	46,141	39,509	6,632	16.8%
Amortization of intangible assets	18,022	18,066	(44)	-0.2%
Impairment of goodwill	77,405	—	77,405	NM
Impairment of intangible assets	4,906	—	4,906	NM

Total operating expenses	225,773	127,424	98,349	77.2%

Operating (loss) income	(73,187)	12,517	(85,704)	NM
Other income (expense):
Interest expense	(14,014)	(7,944)	(6,070)	-76.4%
Interest income	4,023	—	4,023	NM
Change in fair value of derivative instruments	3,613	—	3,613	NM
Change in fair value of warrant liabilities	(20,375)	21,004	(41,379)	NM
Other income, net	315	112	203	181.3%

Total other income (expense)	(26,438)	13,172	(39,610)	NM
(Loss) income before income taxes	(99,625)	25,689	(125,314)	NM
Income tax benefit (provision)	2,281	(10,125)	12,406	NM

Net (loss) income including non-controlling interest	(97,344)	15,564	(112,908)	NM

Less: accretion of redeemable non-controlling interest	(315)	-	-315	NM
Net (loss) income attributable to CCC Intelligent Solutions Holdings Inc. Common Stockholders	$(97,659)	$15,564	$(113,223)	NM
Net (loss) income per share attributable to common stockholders:
Basic	$(0.16)	$0.03
Diluted	$(0.16)	$0.02

Weighted-average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	621,235,776	605,948,628
Diluted	621,235,776	639,964,696
NM—Not Meaningful

(1) Includes stock-based compensation expense as follows (in thousands):
	Three Months Ended June 30,
	2023	2022
Cost of revenues	$2,299	$1,661
Research and development	6,600	5,530

Sales and marketing	8,749	6,611
General and administrative	17,838	14,601
Total stock-based compensation expense	$35,486	$28,403

Revenues

Revenues increased by $18.9 million to $211.7 million, or 9.8%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The Company's software subscription revenues accounted for $202.9 million and $185.5 million, or 96% and 96%, of total revenue during the three months ended June 30, 2023 and 2022, respectively.

The increase in revenue was primarily a result of 7% growth from existing customer upgrades and expanding solution offerings to these existing customers as well as 3% growth from new customers.

Cost of Revenues

Cost of revenues increased by $6.3 million to $59.1 million, or 11.9%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

Cost of Revenues, exclusive of amortization and impairment of acquired technologies

Cost of revenues, exclusive of amortization and impairment of acquired technologies, increased by $6.0 million to $52.0 million, or 12.9%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily due to a $2.3 million increase in depreciation expense related to additional investments in platform and infrastructure enhancements, a $1.5 million increase in personnel-related costs, including stock-based compensation, a $1.1 million increase in information technology ("IT") related costs and a $0.8 million increase in third party fees and direct costs associated with our revenue growth.

Amortization of Acquired Technologies

Amortization of acquired technologies was $6.6 million and $6.8 million for the three months ended June 30, 2023 and 2022, respectively.

Impairment of Acquired Technologies

Impairment of acquired technologies was $0.4 million for the three months ended June 30, 2023 due to an impairment charge recognized as a result of a downward revision of projected earnings and cash flows of our China reporting unit. There was no impairment charge recognized during the three months ended June 30, 2022.

Gross Profit

Gross profit increased by $12.6 million to $152.6 million, or 9.0%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Our gross profit margin was 72.1% for the three months ended June 30, 2023, compared to 72.6% for the three months ended June 30, 2022. The increase in gross profit was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements, partially offset by the increase in depreciation expense related to additional investments in platform and infrastructure enhancements.

Research and Development

Research and development expense increased by $4.6 million to $43.4 million, or 11.9%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily due to a $3.1 million increase in consulting and other professional service costs, a $3.1 million increase in IT related costs and a $0.9 million increase in personnel-related costs, including stock-based compensation, partially offset by a $2.5 million increase in the amount of capitalized time on platform and infrastructure enhancements.

Selling and Marketing

Selling and marketing expense increased by $4.8 million to $35.9 million, or 15.6%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily due to a $4.2 million increase in personnel-related costs, including stock-based compensation and sales incentives and a $0.5 million increase in travel costs.

General and Administrative

General and administrative expense increased by $6.6 million to $46.1 million, or 16.8%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily due to a $4.1 million increase in personnel-related costs, including a $3.2 million increase in stock-based compensation, a $1.3 million increase in legal and other professional service costs, a $0.6 million increase in IT related costs and a $0.4 million increase in the Company's facilities costs.

Amortization of Intangible Assets

Amortization of intangible assets was $18.0 million and $18.1 million for the three months ended June 30, 2023 and 2022, respectively.

Impairment of Goodwill and Intangible Assets

We recorded impairment charges of goodwill and intangible assets of $77.4 million and $4.9 million, respectively, for the three months ended June 30, 2023. The impairment charges were the result of lower forecasted earnings and cash flows for the Company’s China reporting unit. There was no impairment charge recognized during the three months ended June 30, 2022. See Note 11 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Interest Expense

Interest expense increased by $6.0 million to $14.0 million, or 76.4%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due to higher variable interest rates during the three months ended June 30, 2023.

Interest Income

Interest income was $4.0 million for the three months ended June 30, 2023. The interest income was due to interest earned on our cash balances. We did not recognize any interest income for the three months ended June 30, 2022.

Change in Fair Value of Derivative Instruments

We recognized income of $3.6 million from a change in fair value of derivative instruments for the three months ended June 30, 2023. The change in fair value recognized for the three months ended June 30, 2023 is related to the interest rate cap agreements entered into in August 2022 and driven by the changes in the forward yield curve during the period.

Change in Fair Value of Warrant Liabilities

We recognized a loss of $20.4 million from a change in fair value of warrant liabilities for the three months ended June 30, 2023, compared to income of $21.0 million for the three months ended June 30, 2022. The change in fair value of warrant liabilities during each period was primarily due to changes in the price of the Company's common stock during each respective period.

Income Tax Benefit (Provision)

Income tax benefit was $2.3 million for the three months ended June 30, 2023, compared to an income tax provision of $10.1 million for the three months ended June 30, 2022. The income tax benefit during the three months ended June 30, 2023 was due to the tax benefits from discrete items related to share-based compensation expense, the tax benefit related to the impairment of certain intangible assets, as well as the tax benefit associated with the re-measurement of the Company's deferred tax liability for changes in state tax rates being greater than the tax expense related to pre-tax income.

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022

	Six Months Ended June 30,
(dollar amounts in thousands, except share and per share data)	2023	2022	$	%
Revenue	$416,630	$379,609	$37,021	9.8%
Cost of revenue, exclusive of amortization and impairment of acquired technologies	102,494	88,795	13,699	15.4%
Amortization of acquired technologies	13,331	13,445	(114)	-0.8%
Impairment of acquired technologies	431	—	431	NM
Cost of revenues(1)	116,256	102,240	14,016	13.7%
Gross profit	300,374	277,369	23,005	8.3%
Operating expenses:
Research and development(1)	84,359	74,438	9,921	13.3%
Selling and marketing(1)	69,467	57,894	11,573	20.0%
General and administrative(1)	88,006	83,717	4,289	5.1%
Amortization of intangible assets	36,088	36,146	(58)	-0.2%
Impairment of goodwill	77,405	—	77,405	NM
Impairment of intangible assets	4,906	—	4,906	NM
Total operating expenses	360,231	252,195	108,036	42.8%
Operating (loss) income	(59,857)	25,174	(85,031)	NM
Other income (expense):
Interest expense	(27,846)	(15,285)	(12,561)	-82.2%
Interest income	7,282	—	7,282	NM
Change in fair value of derivative instruments	1,009	—	1,009	NM
Change in fair value of warrant liabilities	(19,180)	23,140	(42,320)	NM
Gain on sale of cost method investment	—	3,578	(3,578)	NM
Other income, net	368	194	174	89.7%
Total other income (expense)	(38,367)	11,627	(49,994)	NM
(Loss) income before income taxes	(98,224)	36,801	(135,025)	NM
Income tax benefit (provision)	3,064	(9,262)	12,326	NM
Net (loss) income including non-controlling interest	(95,160)	27,539	(122,699)	NM
Less: accretion of redeemable non-controlling interest	(315)	—	(315)	NM
Net (loss) income attributable to CCC Intelligent Solutions Holdings Inc. Common Stockholders	$(95,475)	$27,539	$(123,014)	NM
Net (loss) income per share attributable to common stockholders:
Basic	$(0.15)	$0.05
Diluted	$(0.15)	$0.04
Weighted-average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	618,740,340	604,534,589
Diluted	618,740,340	640,650,297

(1) Includes stock-based compensation expense as follows (in thousands):
	Six Months Ended June 30,
	2023	2022
Cost of revenues	$4,199	$2,510
Research and development	12,475	9,060
Sales and marketing	16,008	11,441
General and administrative	32,038	29,036
Total stock-based compensation expense	$64,720	$52,047

NM—Not Meaningful

Revenues

Revenues increased by $37.0 million to $416.6 million, or 9.8%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The Company's software subscription revenues accounted for $399.1 million and $365.3 million, or 96% of total revenue during the six months ended June 30, 2023 and 2022.

The increase in revenue was primarily a result of 7% growth from existing customer upgrades and expanding solution offerings to these existing customers as well as 3% growth from new customers.

Cost of Revenues

Cost of revenues increased by $14.0 million to $116.3 million, or 13.7%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Cost of Revenues, exclusive of amortization and impairment of acquired technologies

Cost of revenues, exclusive of amortization and impairment of acquired technologies, increased by $13.7 million to $102.5 million, or 15.4%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to a $5.5 million increase in depreciation expense related to additional investments in platform and infrastructure enhancements, a $4.3 million increase in personnel-related costs, including stock-based compensation, a $2.0 million increase in IT related costs and a $1.5 million increase in third party fees and direct costs associated with our revenue growth.

Amortization of Acquired Technologies

Amortization of acquired technologies was $13.3 million and 13.4 million for the six months ended June 30, 2023 and 2022, respectively.

Impairment of Acquired Technologies

Impairment of acquired technologies was $0.4 million for the six months ended June 30, 2023 due to an impairment charge recognized as a result of a downward revision of projected earnings and cash flows of our China reporting unit. There was no impairment charge recognized during the six months ended June 30, 2022.

Gross Profit

Gross profit increased by $23.0 million to $300.4 million, or 8.3%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Our gross profit margin was 72.1% for the six months ended June 30, 2023, compared to 73.1% for the six months ended June 30, 2022. The increase in gross profit was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements, partially offset by the increase in depreciation expense related to additional investments in platform and infrastructure enhancements.

Research and Development

Research and development expense increased by $9.9 million to $84.4 million, or 13.3%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to a $6.7 million increase in personnel-related costs, including stock-based compensation, a $6.6 million increase in consulting and other professional service costs and a $4.2 million increase in IT related costs, partially offset by a $7.4 million increase in the amount of capitalized time on platform and infrastructure enhancements.

Selling and Marketing

Selling and marketing expense increased by $11.6 million to $69.5 million, or 20.0%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to a $9.8 million increase in personnel-related costs, including stock-based compensation and sales incentives and a $1.0 million increase in travel costs.

General and Administrative

General and administrative expense increased by $4.3 million to $88.0 million, or 5.1%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to a $5.2 million increase in personnel-related costs, including stock-based compensation and a $0.5 million increase in legal and other professional service costs, partially offset by a $0.9 million decrease in the Company's facilities costs and a $0.8 million loss on disposal recognized during the six months ended June 30, 2022 due to the closure of the Company's previous headquarters in March 2022.

Amortization of Intangible Assets

Amortization of intangible assets was $36.1 million for the six months ended June 30, 2023 and 2022.

Impairment of Goodwill and Intangible Assets

We recorded impairment charges of goodwill and intangible assets of $77.4 million and $4.9 million, respectively, for the six months ended June 30, 2023. The impairment charges were the result of lower forecasted earnings and cash flows for the Company’s China reporting unit. There was no impairment charge recognized during the six months ended June 30, 2022. See Note 11 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Interest Expense

Interest expense increased by $12.6 million to $27.8 million, or 82.2%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due to higher variable interest rates during the six months ended June 30, 2023.

Interest Income

Interest income was $7.3 million for the six months ended June 30, 2023. The interest income was due to interest earned on our cash balances. We did not recognize any interest income for the six months ended June 30, 2022.

Change in Fair Value of Derivative Instruments

We recognized income of $1.0 million from a change in fair value of derivative instruments for the six months ended June 30, 2023. The change in fair value recognized for the six months ended June 30, 2023 is related to the interest rate cap agreements entered into in August 2022 and driven by the proximity of the maturity date and changes in the forward yield curve during the period.

Change in Fair Value of Warrant Liabilities

We recognized expense of $19.2 million from a change in fair value of warrant liabilities for the six months ended June 30, 2023, compared to income of $23.1 million for the six months ended June 30, 2022. The change in fair value of warrant liabilities during each period was primarily due to changes in the price of the Company's common stock during each respective period.

Income Tax Benefit (Provision)

Income tax benefit was $3.1 million for the six months ended June 30, 2023, compared to an income tax provision of $9.3 million for the six months ended June 30, 2022. The income tax benefit during the six months ended June 30, 2023 was due to the tax benefits from discrete items related to share-based compensation expense, the tax benefit related to the impairment of certain intangible assets, as well as the tax benefit associated with the re-measurement of the Company's deferred tax liability for changes in state tax rates being greater than the tax expense related to pre-tax income.

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

Adjusted Gross Profit

We believe that Adjusted Gross Profit, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Gross Profit is defined as gross profit, adjusted for amortization and impairment of acquired technologies and stock-based compensation and related employer payroll tax, which are not indicative of our recurring core business operating results. Adjusted Gross Profit Margin is defined as Adjusted Gross Profit divided by Revenue.

The following table reconciles Gross Profit to Adjusted Gross Profit for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except percentages)	2023	2022	2023	2022
Gross Profit	$152,586	$139,941	$300,374	$277,369
Amortization of acquired technologies	6,646	6,750	13,331	13,445
Impairment of acquired technologies	431	—	431	—
Stock-based compensation and related employer payroll tax	2,358	1,680	4,473	2,613
Adjusted Gross Profit	$162,021	$148,371	$318,609	$293,427
Gross Profit Margin	72%	73%	72%	73%
Adjusted Gross Profit Margin	77%	77%	76%	77%
Adjusted Operating Expenses

We believe that Adjusted Operating Expenses, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Expenses is defined as operating expenses adjusted for amortization, impairment charges, stock-based compensation expense and related employer payroll tax, plaintiff litigation costs, merger and acquisition ("M&A") and integration costs, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, lease abandonment charges, Business Combination transaction costs and net costs related to divestiture.

The following table reconciles operating expenses to Adjusted Operating Expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2023	2022	2023	2022
Operating expenses	$225,773	$127,424	$360,231	$252,195
Amortization of intangible assets	(18,022)	(18,066)	(36,088)	(36,146)
Impairment of goodwill	(77,405)	—	(77,405)	—
Impairment of intangible assets	(4,906)	—	(4,906)	—
Stock-based compensation expense and related employer payroll tax	(33,706)	(26,973)	(62,799)	(50,695)
Plaintiff litigation costs	(1,537)	—	(2,523)	—
M&A and integration costs	—	(348)	—	(1,756)
Lease overlap costs	—	—	—	(1,222)
Lease abandonment	—	—	—	(1,338)
Business Combination transaction and related costs	—	(324)	—	(1,056)
Net costs related to divestiture	—	6	—	(53)
Adjusted operating expenses	$90,197	$81,719	$176,510	$159,929

Adjusted Operating Income

We believe that Adjusted Operating Income, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Income is defined as operating (loss) income adjusted for amortization, impairment charges, stock-based compensation expense and related employer payroll tax, plaintiff litigation costs, M&A and integration costs, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, lease abandonment charges, Business Combination transaction costs and net costs related to divestiture.

The following table reconciles operating (loss) income to Adjusted Operating Income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2023	2022	2023	2022
Operating (loss) income	$(73,187)	$12,517	$(59,857)	$25,174
Amortization of intangible assets	18,022	18,066	36,088	36,146
Amortization of acquired technologies—Cost of revenue	6,646	6,750	13,331	13,445
Impairment of acquired technologies—Cost of revenue	431	—	431	—
Impairment of goodwill	77,405	—	77,405	—
Impairment of intangible assets	4,906	—	4,906	—
Stock-based compensation expense and related employer payroll tax	36,064	28,653	67,272	53,308
Plaintiff litigation costs	1,537	—	2,523	—
M&A and integration costs	—	348	—	1,756
Lease overlap costs	—	—	—	1,222
Lease abandonment	—	—	—	1,338
Business Combination transaction and related costs	—	324	—	1,056
Net costs related to divestiture	—	(6)	—	53
Adjusted operating income	$71,824	$66,652	$142,099	$133,498

Adjusted EBITDA

We believe that Adjusted EBITDA, as defined below, is useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational expenses. Adjusted EBITDA is defined as net (loss) income adjusted for interest, taxes, amortization, depreciation, impairment charges, stock-based compensation expense and related employer payroll tax, change in fair value of derivative instruments, plaintiff litigation costs, change in fair value of warrant liabilities, M&A and integration costs, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, lease abandonment charges, Business Combination transaction costs, net costs related to divestiture and gain on sale of cost method investment. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenue.

The following table reconciles net (loss) income to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2023	2022	2023	2022
Net (loss) income	$(97,344)	$15,564	$(95,160)	$27,539
Interest expense	14,014	7,944	27,846	15,285
Interest income	(4,023)	—	(7,282)	—
Income tax (benefit) provision	(2,281)	10,125	(3,064)	9,262
Amortization of intangible assets	18,022	18,066	36,088	36,146
Amortization of acquired technologies—Cost of revenue	6,646	6,750	13,331	13,445
Depreciation and amortization of software, equipment and property	2,187	2,444	4,414	5,407
Depreciation and amortization of software, equipment and property—Cost of revenue	6,573	4,239	13,552	8,083
EBITDA	(56,206)	65,132	(10,275)	115,167
Stock-based compensation expense and related employer payroll tax	36,064	28,653	67,272	53,308
Impairment of acquired technologies—Cost of revenue	431	—	431	—
Impairment of goodwill	77,405	—	77,405	—
Impairment of intangible assets	4,906	—	4,906	—
Change in fair value of derivative instruments	(3,613)	—	(1,009)	—
Plaintiff litigation costs	1,537	—	2,523	—
Change in fair value of warrant liabilities	20,375	(21,004)	19,180	(23,140)
M&A and integration costs	—	348	—	1,756
Lease overlap costs	—	—	—	1,222
Lease abandonment	—	—	—	1,338
Business Combination transaction and related costs	—	324	—	1,056
Net costs related to divestiture	—	(6)	—	53
Gain on sale of cost method investment	—	—	—	(3,578)
Adjusted EBITDA	$80,899	$73,447	$160,433	$147,182
Adjusted EBITDA Margin	38%	38%	39%	39%

Adjusted Net Income and Adjusted Earnings Per Share

We believe that Adjusted Net Income, as defined below, and Adjusted Earnings Per Share are useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational expenses. Adjusted Net Income is defined as net (loss) income adjusted for the after-tax effects of amortization, impairment charges, stock-based compensation expense and related employer payroll tax, change in fair value of derivative instruments, plaintiff litigation costs, change in fair value of warrant liabilities, M&A and integration costs, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, lease abandonment charges, Business Combination transaction costs, net costs related to divestiture and gain on sale of cost method investment.

The following table reconciles net (loss) income to Adjusted Net Income and Adjusted Earnings per Share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2023	2022	2023	2022
Net (loss) income	$(97,344)	$15,564	$(95,160)	$27,539
Amortization of intangible assets	18,022	18,066	36,088	36,146
Amortization of acquired technologies—Cost of revenue	6,646	6,750	13,331	13,445
Impairment of acquired technologies—Cost of revenue	431	—	431	—
Impairment of goodwill	77,405	—	77,405	—
Impairment of intangible assets	4,906	—	4,906	—
Stock-based compensation expense and related employer payroll tax	36,064	28,653	67,272	53,308
Change in fair value of derivative instruments	(3,613)	—	(1,009)	—
Plaintiff litigation costs	1,537	—	2,523	—
Change in fair value of warrant liabilities	20,375	(21,004)	19,180	(23,140)
M&A and integration costs	—	348	—	1,756
Lease overlap costs	—	—	—	1,222
Lease abandonment	—	—	—	1,338
Business Combination transaction and related costs	—	324	—	1,056
Net costs related to divestiture	—	(6)	—	53
Gain on sale of cost method investment	—	—	—	(3,578)
Tax effect of adjustments	(16,587)	(11,287)	(30,633)	(22,867)
Adjusted net income	$47,842	$37,408	$94,334	$86,278
Adjusted net income per share attributable to common stockholders:
Basic	$0.08	$0.06	$0.15	$0.14
Diluted	$0.07	$0.06	$0.15	$0.13
Weighted average shares outstanding:
Basic	621,235,776	605,948,628	618,740,340	604,534,589
Diluted	651,427,506	639,964,696	648,887,781	640,650,297

Free Cash Flow

We believe that Free Cash Flow, as defined below, provides meaningful supplemental information regarding our ability to generate cash and fund our operations and capital expenditures. Free Cash Flow is defined as net cash provided by operating activities less cash used for the purchases of software, equipment, and property.

The following table reconciles net cash provided by operating activities to Free Cash Flow for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2023	2022	2023	2022
Net cash provided by operating activities	$69,554	$40,820	$102,632	$87,685
Less: Purchases of software, equipment, and property	(14,560)	(11,189)	(29,084)	(25,469)
Free Cash Flow	$54,994	$29,631	$73,548	$62,216

Liquidity and Capital Resources

We have financed our operations with cash flows from operations. The Company generated $102.6 million of cash flows from operating activities during the six months ended June 30, 2023. As of June 30, 2023, the Company had cash and cash equivalents of $403.6 million, a working capital surplus of $416.3 million and an accumulated deficit totaling $803.1 million. As of June 30, 2023, the Company had $788.0 million aggregate principal outstanding on its term loan.

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

Debt

On September 21, 2021, CCC Intelligent Solutions Inc., an indirect wholly owned subsidiary of the Company, together with certain of the Company’s subsidiaries acting as guarantors entered into a credit agreement (as amended, the “2021 Credit Agreement”).

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

As of June 30, 2023, the amount outstanding on the Term B Loan was $788.0 million, of which, $8.0 million is classified as current.

Borrowings under the 2021 Credit Facilities bear interest at rates based on the ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries’ consolidated first lien net indebtedness to consolidated EBITDA for applicable periods specified in the 2021 Credit Agreement.

On May 19, 2023, the Company entered into Amendment No. 1 to the 2021 Credit Agreement (the “Amendment Credit Agreement”) to establish SOFR as the benchmark rate for determining the applicable interest rate, replacing LIBOR. No other terms, including the amount of borrowings, required payments or maturity date, were changed as a result of the Amendment.

Subsequent to the execution of the Amendment, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest equal to the sum of an applicable rate and term SOFR (other than with respect to Euros, Euribor and with respect to British Pounds Sterling, SONIA) with a term as selected by the Company, of one, three or six months (subject to (x) in the case of term loans, a 0.50% per annum floor and (y) in the case of revolving loans, a 0.00% per annum floor.

Prior to the execution of the Amendment, the interest rate per annum applicable to the loans was based on a fluctuating rate of interest equal to the sum of an applicable rate and, at the Company’s election from time to time, either:

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

During the three months ended June 30, 2023 and 2022, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.4% and 3.3%, respectively. During the three months ended June 30, 2023 and 2022, the Company made interest payments of $14.6 million and $6.6 million, respectively.

During the six months ended June 30, 2023 and 2022, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.1% and 3.2%, respectively. During the six months ended June 30, 2023 and 2022, the Company made interest payments of $28.1 million and $12.5 million, respectively.

The Company has an outstanding standby letter of credit for $0.7 million which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility. As of June 30, 2023, $249.3 million was available to be borrowed under the 2021 Revolving Credit Facility.

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments, the leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of June 30, 2023.

Interest Rate Cap—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The aggregate notional value of the interest rate cap agreements is $600.0 million with a cap rate of 4.0% and an expiration date of July 31, 2025.

During the three months ended June 30, 2023, the Company transitioned the referenced interest rate within the two interest rate cap agreements from LIBOR to SOFR by terminating the original agreements and simultaneously entering into new agreements. The terms of the new agreements were unchanged except for the referenced interest rate.

Cash Flows

The following table provides a summary of cash flow data for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(dollar amounts in thousands)	2023	2022
Net cash provided by operating activities	$102,632	$87,685
Net cash used in investing activities	(29,084)	(53,819)
Net cash provided by financing activities	6,614	11,511
Net effect of exchange rate change	(373)	(281)
Change in cash and cash equivalents	$79,789	$45,096

Net cash provided by operating activities was $102.6 million for the six months ended June 30, 2023. Net cash provided by operating activities consists of net loss of $95.2 million, adjusted for $211.5 million of non-cash items, ($8.8) million for changes in working capital and ($5.0) million for the effect of changes in other operating assets and liabilities. Significant non-cash adjustments include goodwill and intangible asset impairment charges of $82.7, depreciation and amortization of $67.4 million, stock-based compensation expense of $64.7 million, a change in fair value of warrant liabilities of $19.2 million, a change in fair value of derivative instruments of ($1.0) million, non-cash lease expense of $1.2 million, deferred income tax benefits of ($23.8) million. The change in net operating assets and liabilities was primarily a result of a decrease in accrued expenses of $15.0 million due to timing of cash disbursements and employee incentive plan payments, a decrease in accounts payable of $8.5 million due to timing of cash disbursements, and an increase in non-current other assets of $5.2 million due to timing of payments for prepaid and other deferred costs, partially offset by a decrease in accounts receivable of $2.3 million due to timing of receipts of payments from customers and an increase in deferred revenue of $4.8 million due to timing of customer receipts and revenue recognition.

Net cash used in investing activities was $29.1 million for the six months ended June 30, 2023. Net cash used in investing activities was due to capitalized internally developed software projects and purchases of software, equipment, and property.

Net cash provided by financing activities was $6.6 million for the six months ended June 30, 2023. Net cash provided by financing activities was primarily due to $20.8 million of proceeds from stock option exercises, partially offset by $11.5 million of tax payments related to the net share settlement of employee equity awards and $4.0 million of principal payments of long-term debt.

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

Valuation of Goodwill and Intangible Assets

We perform an annual assessment for impairment of goodwill and indefinite-lived intangible assets as of November 30 each fiscal year, or whenever events occur or circumstances indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is below its carrying value.

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

We have two reporting units, Domestic and China, for purposes of analyzing goodwill. As a result of adverse macroeconomic impacts due to changes in market conditions and increases in interest rates, which contributed to downward revisions to future projected earnings and cash flows, we performed a quantitative goodwill test of our China reporting as of May 31, 2023. As a result of our quantitative impairment test, we determined the fair value of our China reporting was less than its carrying value and we recorded a goodwill impairment charge of $77.4 million during the three months ended June 30, 2023.

We used a quantitative approach to measure the fair value of our China reporting unit using a discounted cash flow approach, which is a Level 3 measurement. The discounted cash flow analysis requires significant judgments, including estimates of future cash flows, which are dependent on internal forecasts and determination of the Company’s weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used for the China reporting unit in the Company’s analysis was 12.5%.

There was no impairment charge related to goodwill recorded during the three and six months ended June 30, 2022.

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

During the three months ended June 30, 2023, the Company recorded an impairment charge to its China reporting unit's customer relationships and acquired technologies intangible assets. The Company's forecasted revenue and expense cash flow projections indicated the carrying amounts of the intangible assets were not recoverable and therefore the Company recorded an impairment charge of $5.3 million.

There was no impairment charge related to intangible assets recorded during the three and six months ended June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 identified in management’s evaluation pursuant to in Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For risk factors relating to our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Any of these factors could result in a significant or material adverse effect on the results of our operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, Mary Jo Prigge, the Executive Vice President, Chief Service Delivery Officer of the Company, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5–1(c). The 10b-5-1 trading arrangement was adopted by Ms. Prigge on June 20, 2023 and provides for the sale of up to 52,245 shares of the Common Stock of the Company in the period commencing on September 19, 2023 and ending on the earlier of December 29, 2023 or the execution of all trades contemplated by the plan.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1*	Amendment No. 1 to the Credit Agreement, dated as of May 19, 2023, by and between CCC Intelligent Solutions Inc. and Bank of America, N.A., as Administrative Agent.
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

Dated: August 1, 2023	CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

	By:	/s/ Githesh Ramamurthy
	Name:	Githesh Ramamurthy
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated: August 1, 2023

	By:	/s/ Brian Herb
	Name:	Brian Herb
	Title:	Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)