Form 10-Q
period 2023-09-30
CCC Intelligent Solutions Holdings Inc.
filed 2023-11-06
CIK 1818201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2023, 634,879,578 shares of common stock, $0.0001 par value per share, were issued and outstanding.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

Form 10-Q

For the Quarter Ended September 30, 2023

Table of Contents

		Page
PART I. FINANCIAL INFORMATION`

	Cautionary Statement Regarding Forward-Looking Statements	3
Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	5
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2023 and 2022	6
	Unaudited Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022	7
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44
Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

The section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" as well as other parts of this Quarterly Report on Form 10-Q contain "forward-looking statements" for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including those relating to the future financial performance and business strategies and expectations for our business. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words "anticipate," "believe," "contemplate," "continue," "could," "estimate," "expect," "intends," "may," "might," "plan," "possible," "potential," "predict," "project," "should," "will," "would" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include information concerning our possible or assumed future results of operations, client demand, business strategies, technology developments, financing and investment plans, competitive position, our industry and regulatory environment, potential growth opportunities and the effects of competition.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described above and under the heading "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$448,733	$323,788
Accounts receivable—Net of allowances of $5,052 and $5,339 as of September 30, 2023 and December 31, 2022, respectively	117,799	98,353
Income taxes receivable	407	4,015
Deferred contract costs	16,994	16,556
Other current assets	29,814	36,358
Total current assets	613,747	479,070
SOFTWARE, EQUIPMENT, AND PROPERTY—Net	158,189	146,443
OPERATING LEASE ASSETS	31,061	32,874
INTANGIBLE ASSETS—Net	1,039,555	1,118,819
GOODWILL	1,417,724	1,495,129
DEFERRED FINANCING FEES, REVOLVER—Net	1,825	2,286
DEFERRED CONTRACT COSTS	19,579	20,161
EQUITY METHOD INVESTMENT	10,228	10,228
OTHER ASSETS	49,875	45,911
TOTAL	$3,341,783	$3,350,921
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,235	$27,599
Accrued expenses	61,005	71,445
Income taxes payable	9,537	922
Current portion of long-term debt	8,000	8,000
Current portion of long-term licensing agreement—Net	3,013	2,876
Operating lease liabilities	6,879	5,484
Deferred revenues	41,885	35,239
Total current liabilities	148,554	151,565
LONG-TERM DEBT—Net	769,136	774,132
DEFERRED INCOME TAXES—Net	200,913	241,698
LONG-TERM LICENSING AGREEMENT—Net	28,475	30,752
OPERATING LEASE LIABILITIES	51,669	54,245
WARRANT LIABILITIES	81,808	36,405
OTHER LIABILITIES	2,246	2,658
Total liabilities	1,282,801	1,291,455
COMMITMENTS AND CONTINGENCIES (Notes 19 and 20)
MEZZANINE EQUITY:
Redeemable non-controlling interest	15,504	14,179
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par; 5,000,000,000 shares authorized; 634,633,179 and 622,072,905 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	63	62
Additional paid-in capital	2,868,881	2,754,055
Accumulated deficit	(824,308)	(707,946)
Accumulated other comprehensive loss	(1,158)	(884)
Total stockholders’ equity	2,043,478	2,045,287
TOTAL	$3,341,783	$3,350,921

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
REVENUES	$221,147	$198,734	$637,777	$578,342
COST OF REVENUES
Cost of revenues, exclusive of amortization and impairment of acquired technologies	51,459	46,379	153,954	135,174
Amortization of acquired technologies	6,567	6,748	19,897	20,193
Impairment of acquired technologies	—	—	431	—
Total cost of revenues	58,026	53,127	174,282	155,367
GROSS PROFIT	163,121	145,607	463,495	422,975
OPERATING EXPENSES:
Research and development	43,532	40,273	127,891	114,711
Selling and marketing	35,605	30,838	105,072	88,731
General and administrative	49,471	39,376	137,477	123,093
Amortization of intangible assets	17,942	18,066	54,030	54,212
Impairment of goodwill	—	—	77,405	—
Impairment of intangible assets	—	—	4,906	—
Total operating expenses	146,550	128,553	506,781	380,747
OPERATING INCOME (LOSS)	16,571	17,054	(43,286)	42,228
INTEREST EXPENSE	(14,633)	(10,501)	(42,480)	(25,786)
INTEREST INCOME	5,165	—	12,447	—
CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	(446)	5,991	563	5,991
CHANGE IN FAIR VALUE OF WARRANT LIABILITIES	(26,223)	312	(45,403)	23,452
GAIN ON SALE OF COST METHOD INVESTMENT	—	9	—	3,587
OTHER INCOME—Net	182	382	551	576
PRETAX (LOSS) INCOME	(19,384)	13,247	(117,608)	50,048
INCOME TAX (PROVISION) BENEFIT	(1,818)	(3,452)	1,246	(12,714)
NET (LOSS) INCOME INCLUDING NON-CONTROLLING INTEREST	(21,202)	9,795	(116,362)	37,334
LESS: ACCRETION OF REDEEMABLE NON-CONTROLLING INTEREST	(1,010)	—	(1,325)	—
NET (LOSS) INCOME ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$(22,212)	$9,795	$(117,687)	$37,334
Net (loss) income per share attributable to common stockholders:
Basic	$(0.04)	$0.02	$(0.19)	$0.06
Diluted	$(0.04)	$0.02	$(0.19)	$0.06
Weighted-average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	624,976,557	609,421,073	620,841,922	606,181,316
Diluted	624,976,557	643,582,922	620,841,922	642,208,622
COMPREHENSIVE (LOSS) INCOME:
Net (loss) income including non-controlling interest	(21,202)	9,795	(116,362)	37,334
Other comprehensive (loss) income—Foreign currency translation adjustment	(23)	(510)	(274)	(804)
COMPREHENSIVE (LOSS) INCOME INCLUDING NON-CONTROLLING INTEREST	(21,225)	9,285	(116,636)	36,530
Less: accretion of redeemable non-controlling interest	(1,010)	—	(1,325)	—
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$(22,235)	$9,285	$(117,961)	$36,530

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable
	Non-Controlling	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding				Accumulated
	Interest					Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2022	$14,179	—	$—	622,072,905	$62	$2,754,055	$(707,946)	$(884)	$2,045,287
Stock-based compensation expense	—	—	—	—	—	28,930	—	—	28,930
Exercise of stock options	—	—	—	3,214,093	1	8,242	—	—	8,243
Issuance of common stock under employee stock purchase plan	—	—	—	179,338	—	1,326	—	—	1,326
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	2,217,379	—	(11,449)	—	—	(11,449)
Foreign currency translation adjustment	—	—	—	—	—	—	—	34	34
Net income	—	—	—	—	—	—	2,184	—	2,184
BALANCE—March 31, 2023	14,179	—	—	627,683,715	63	2,781,104	(705,762)	(850)	2,074,555
Stock-based compensation expense	—	—	—	—	—	35,900	—	—	35,900
Exercise of stock options—net of tax	—	—	—	3,996,713	—	12,585	—	—	12,585
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	302,063	—	(90)	—	—	(90)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(285)	(285)
Accretion of redeemable non-controlling interest	315	—	—	—	—	(315)	—	—	(315)
Net loss	—	—	—	—	—	—	(97,344)	—	(97,344)
BALANCE—June 30, 2023	14,494	—	—	631,982,491	63	2,829,184	(803,106)	(1,135)	2,025,006
Stock-based compensation expense	—	—	—	—	—	39,751	—	—	39,751
Exercise of stock options—net of tax	—	—	—	912,124	—	2,411	—	—	2,411
Issuance of common stock under employee stock purchase plan	—	—	—	462,353	—	3,435	—	—	3,435
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	1,276,211	—	(4,890)	—	—	(4,890)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(23)	(23)
Accretion of redeemable non-controlling interest	1,010	—	—	—	—	(1,010)	—	—	(1,010)
Net loss	—	—	—	—	—	—	(21,202)		(21,202)
BALANCE—September 30, 2023	$15,504	—	$—	634,633,179	$63	$2,868,881	$(824,308)	$(1,158)	$2,043,478

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding
	Non-Controlling							Accumulated
	Interest					Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2021	$14,179	—	$—	609,768,296	$61	$2,618,924	$(746,352)	$(315)	$1,872,318
Stock-based compensation expense	—	—	—	—	—	23,644	—	—	23,644
Exercise of stock options—net of tax	—	—	—	3,961,270	—	10,633	—	—	10,633
Exercise of warrants—net	—	—	—	1,246	—	—	—	—	—
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	27,314	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	9	9
Net income	—	—	—	—	—	—	11,975	—	11,975
BALANCE—March 31, 2022	14,179	—	—	613,758,126	61	2,653,201	(734,377)	(306)	1,918,579
Stock-based compensation expense	—	—	—	—	—	28,403	—	—	28,403
Exercise of stock options - Net of tax	—	—	—	1,713,991	1	4,722	—	—	4,723
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	29,834	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(303)	(303)
Net income	—	—	—	—	—	—	15,564	—	15,564
BALANCE—June 30, 2022	14,179	—	—	615,501,951	62	2,686,326	(718,813)	(609)	1,966,966
Stock-based compensation expense	—	—	—	—	—	28,722	—	—	28,722
Exercise of stock options - Net of tax	—	—	—	2,685,029	—	7,455	—	—	7,455
Issuance of common stock under employee stock purchase plan	—	—	—	408,879	—	3,197	—	—	3,197
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	1,521,166	—	(5,005)	—	—	(5,005)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(510)	(510)
Net income	—	—	—	—	—	—	9,795	—	9,795
BALANCE—September 30, 2022	$14,179	—	$—	620,117,025	$62	$2,720,695	$(709,018)	$(1,119)	$2,010,620

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(116,362)	$37,334
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of software, equipment, and property	28,025	20,155
Amortization of intangible assets	73,927	74,405
Impairment of goodwill and intangible assets	82,742	—
Deferred income taxes	(40,785)	(53,061)
Stock-based compensation	104,471	80,769
Amortization of deferred financing fees	1,295	1,424
Amortization of discount on debt	170	196
Change in fair value of derivative instruments	(563)	(5,991)
Change in fair value of warrant liabilities	45,403	(23,452)
Non-cash lease expense	1,232	3,076
Loss on disposal of software, equipment and property	—	795
Gain on sale of cost method investment	—	(3,587)
Other	171	101
Changes in:
Accounts receivable—Net	(19,340)	(19,532)
Deferred contract costs	(438)	(719)
Other current assets	6,727	12,321
Deferred contract costs—Non-current	582	3,299
Other assets	(3,572)	(18,227)
Operating lease assets	581	1,623
Income taxes	12,223	10,029
Accounts payable	(9,368)	2,466
Accrued expenses	(9,335)	(2,664)
Operating lease liabilities	(1,181)	(4,687)
Deferred revenues	6,646	2,557
Other liabilities	(113)	(192)
Net cash provided by operating activities	163,138	118,438
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of software, equipment, and property	(43,187)	(38,844)
Acquisition of Safekeep, Inc., net of cash acquired	—	(32,242)
Proceeds from sale of cost method investment	—	3,901
Net cash used in investing activities	(43,187)	(67,185)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	23,051	22,814
Proceeds from employee stock purchase plan	4,761	3,197
Payments for employee taxes withheld upon vesting of equity awards	(16,429)	(5,005)
Principal payments on long-term debt	(6,000)	(6,000)
Net cash provided by financing activities	5,383	15,006
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(389)	(650)
NET CHANGE IN CASH AND CASH EQUIVALENTS	124,945	65,609
CASH AND CASH EQUIVALENTS:
Beginning of period	323,788	182,544
End of period	$448,733	$248,153
NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash purchases of software, equipment, and property	$1,923	$—
Contingent consideration related to business acquisition	$—	$200
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$40,983	$24,150
Cash paid for income taxes—Net	$27,316	$55,526
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
ORGANIZATION AND nature of operations

CCC Intelligent Solutions Holdings Inc. (the "Company"), a Delaware corporation, is a leading provider of innovative cloud, mobile, telematics, hyperscale technologies, and applications for the property and casualty ("P&C") insurance economy. Our cloud-based software as a service ("SaaS") platform connects trading partners, facilitates commerce, and supports mission-critical, artificial intelligence ("AI") enabled digital workflows. Our platform digitizes workflows and connects companies across the P&C insurance economy, including insurance carriers, collision repairers, parts suppliers, automotive manufacturers, financial institutions, and others.

The Company is headquartered in Chicago, Illinois. The Company’s primary operations are in the United States ("U.S.") and it also has operations in China.

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, the condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of mezzanine equity and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operations and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any future period.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission ("SEC"). The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.
BUSINESS ACQUISITION

On February 8, 2022, the Company completed its acquisition of Safekeep, Inc. ("Safekeep"), a privately held company that leverages AI to streamline and improve subrogation management across auto, property, workers’ compensation and other insurance lines of business. Leveraging Safekeep’s AI-enabled subrogation solutions, the acquisition broadens the Company’s portfolio of cloud-based solutions available to its insurance customers.

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

During the nine months ended September 30, 2022, the Company incurred $1.2 million of transaction costs associated with the acquisition. The transaction costs are included in general and administrative expenses within the accompanying condensed consolidated statement of operations and comprehensive (loss) income.

4.
REvenue

Disaggregation of Revenue—The Company provides disaggregation of revenue based on type of service as it believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table summarizes revenue by type of service for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Software subscriptions	$212,497	$191,154	$611,582	$556,470
Other	8,650	7,580	26,195	21,872
Total revenues	$221,147	$198,734	$637,777	$578,342

Transaction Price Allocated to the Remaining Performance Obligations—Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2023, approximately $1,423 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $561 million during the following twelve months, and approximately $862 million thereafter. The estimated revenues do not include unexercised contract renewals. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.

Deferred Revenue—Revenue recognized for the three months ended September 30, 2023 from amounts in deferred revenue as of June 30, 2023 was $37.1 million. Revenue recognized for the three months ended September 30, 2022 from amounts in deferred revenue as of June 30, 2022 was $32.2 million.

Revenue recognized for the nine months ended September 30, 2023 from amounts in deferred revenue as of December 31, 2022 was $34.7 million. Revenue recognized for the nine months ended September 30, 2022 from amounts in deferred revenue as of December 31, 2021 was $30.7 million.

Contract Assets and Liabilities—The opening and closing balances of the Company’s receivables, contract assets and contract liabilities from contracts with customers are as follows (in thousands):

	September 30,	December 31,
	2023	2022
Accounts receivables-net of allowances	$117,799	$98,353
Deferred contract costs	16,994	16,556
Long-term deferred contract costs	19,579	20,161
Other assets (accounts receivable, non-current)	14,346	16,437
Deferred revenues	41,885	35,239
Other liabilities (deferred revenues, non-current)	1,143	1,240

A summary of the activity impacting deferred revenue balances during the three and nine months ended September 30, 2023 and 2022 is presented below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Balance at beginning of period	$41,203	$34,742	$36,479	$32,616
Revenue recognized[1]	(109,109)	(94,997)	(323,827)	(277,250)
Additional amounts deferred[1]	110,934	95,197	330,376	279,576
Balance at end of period	$43,028	$34,942	$43,028	$34,942

Classified as:
Current	$41,885	$33,602	$41,885	$33,602
Non-current	1,143	1,340	1,143	1,340
Total deferred revenue	$43,028	$34,942	$43,028	$34,942

1 Amounts include total revenue deferred and recognized during each respective period.

A summary of the activity impacting the deferred contract costs during the three and nine months ended September 30, 2023 and 2022 is presented below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Balance at beginning of period	$36,351	$35,890	$36,717	$37,186
Costs amortized	(4,705)	(4,444)	(14,128)	(13,072)
Additional amounts deferred	4,927	3,160	13,984	10,492
Balance at end of period	$36,573	$34,606	$36,573	$34,606

Classified as:
Current	$16,994	$15,788	$16,994	$15,788
Non-current	19,579	18,818	19,579	18,818
Total deferred contract costs	$36,573	$34,606	$36,573	$34,606

5.
FAIR VALUE measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Private Warrants—As of September 30, 2023 and December 31, 2022, the Company's Private Warrants are recognized as liabilities and measured at fair value on a recurring basis.

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

The valuation of the Private Warrants as of September 30, 2023 and December 31, 2022 was determined using the Black-Scholes option pricing model using the following assumptions:

	September 30,	December 31,
	2023	2022
Expected term (in years)	2.8	3.6
Expected volatility	34%	38%
Expected dividend yield	0%	0%
Risk-free interest rate	4.84%	4.15%

The estimated fair value of each Private Warrant using the Company's stock price on the valuation date and above assumptions was $4.60 and $2.05 as of September 30, 2023 and December 31, 2022, respectively.

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

As of December 31, 2022, the contingent consideration liability had a fair value of $0.1 million. As of September 30, 2023, there were no significant changes to the inputs used within the Monte Carlo simulation model and the estimated fair value of the contingent consideration liability was $0.1 million. The contingent consideration liability is classified within other liabilities in the accompanying condensed consolidated balance sheets. The Company did not recognize any change in the estimated fair value of the contingent consideration liability during the three and nine months ended September 30, 2023 or the three and nine months ended September 30, 2022.

Interest Rate Cap—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt (see Note 14). The fair value of the interest rate cap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore was classified within Level 2 of the fair value hierarchy as of September 30, 2023 and December 31, 2022.

The Company did not designate its interest rate cap agreements as hedging instruments and records the changes in fair value within earnings. As of September 30, 2023 and December 31, 2022, the interest rate cap agreements had a fair value of $12.5 million and $12.0 million, respectively, classified within other assets in the accompanying condensed consolidated balance sheets.

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate cap	$12,514	$—	$12,514	$—
Total Assets	$12,514	$—	$12,514	$—
Liabilities
Contingent consideration related to business acquisition	$100	$—	$—	$100
Private Warrants	81,808	—	81,808	—
Total Liabilities	$81,908	$—	$81,808	$100

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

During May 2023, the Company recognized impairment charges of goodwill and definite-lived intangible assets (see Note 11). The Company did not recognize any impairment charges related to these assets during the three months ended September 30, 2023 or during the three and nine months ended September 30, 2022.

Fair Value of Other Financial Instruments—The following table presents the carrying amounts, net of debt discount, and the estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	September 30, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
Term B Loan, including current portion	$784,501	$784,035	$790,331	$766,260

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

6.
INCOME TAXES

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. While these tax law changes have no immediate effect on our results of operations and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate its impact as further information becomes available.

The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was (9.4)% and 26.1%, respectively. The effective tax rate for three months ended September 30, 2023 was lower than the effective tax rate for three months ended September 30, 2022 primarily due to the tax benefit received from a return to provision adjustment related to estimated research and development credits in the amount of $2.2 million.

The Company's effective tax rate for the nine months ended September 30, 2023 and 2022 was 1.1% and 25.4%, respectively. The effective tax rate for nine months ended September 30, 2023 was lower than the effective tax rate for nine months ended September 30, 2022 primarily due to the tax benefits received related to share-based compensation expense in the amount of $3.9 million, the impairment of certain intangible assets in the amount of $1.3 million, and a return to provision adjustment related to estimated research and development credits in the amount of $2.2 million.

The Company made income tax payments of $7.4 million and $16.6 million for the three months ended September 30, 2023 and 2022, respectively. The Company received negligible refunds from various states during the three months ended September 30, 2023 and 2022.

The Company made income tax payments of $27.4 million and $55.5 million for the nine months ended September 30, 2023 and 2022, respectively. The Company received refunds from various states totaling $39 thousand and $50 thousand for the nine months ended September 30, 2023 and 2022 respectively.

As of September 30, 2023, unrecognized tax benefits were materially consistent with the amount as of December 31, 2022. The Company believes its liability for unrecognized tax benefits, excluding interest and penalties, will not significantly change over the following twelve months.

7.
accounts receivable

Accounts receivable–Net as of September 30, 2023 and December 31, 2022, consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accounts receivable	$122,851	$103,692
Allowance for doubtful accounts and sales reserves	(5,052)	(5,339)
Accounts receivable–net	$117,799	$98,353

As of September 30, 2023, one customer accounted for 16% and another customer accounted for 12% of accounts receivable. As of December 31, 2022, one customer accounted for 11% of accounts receivable.

Changes to the allowance for doubtful accounts and sales reserves during the three and nine months ended September 30, 2023 and 2022 consist of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Balance at beginning of period	$5,874	$4,296	$5,339	$3,791
Charges to bad debt and sales reserves	150	1,100	5,302	3,036
Write-offs, net	(972)	(706)	(5,589)	(2,137)
Balance at end of period	$5,052	$4,690	$5,052	$4,690

8.
OTHER CURRENT ASSETS

Other current assets as of September 30, 2023 and December 31, 2022 consists of the following (in thousands):

	September 30,		December 31,
	2023		2022
Prepaid SaaS costs	7,863		7,423
Prepaid service fees	6,492		5,268
Prepaid insurance	3,092		4,062
Prepaid software and equipment maintenance	2,753		7,638
Non-trade receivables	—		690
Other	9,614		11,277
Total other current assets	$29,814	$	$36,358

9.
SOFTWARE, EQUIPMENT, AND PROPERTY

Software, equipment, and property as of September 30, 2023 and December 31, 2022 consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Software, licenses and database	$210,845	$175,616
Computer equipment	33,262	33,043
Leasehold improvements	30,812	30,430
Building and land	4,910	4,910
Furniture and other equipment	1,515	1,478
Total software, equipment, and property	281,344	245,477
Less accumulated depreciation and amortization	(123,155)	(99,034)
Software, equipment, and property—Net	$158,189	$146,443

Depreciation and amortization expense related to software, equipment and property was $10.1 million and $6.7 million for the three months ended September 30, 2023 and 2022, respectively.

Depreciation and amortization expense related to software, equipment and property was $28.0 million and $20.2 million for the nine months ended September 30, 2023 and 2022, respectively.

10.
LEASES

The Company leases real estate in the form of office space and data center facilities. Generally, at the inception of the contract, the term for real estate leases ranges from 1 to 17 years and the term for equipment leases is 1 to 3 years. Some real estate leases include options to renew that can extend the original term by 3 to 5 years.

The components of lease expense for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease costs	$1,361	$1,871	$4,350	$7,545
Variable lease costs	881	585	2,782	1,996
Total lease costs	$2,242	$2,456	$7,132	$9,541

The Company made cash payments for operating leases of $1.8 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively.

The Company made cash payments for operating leases of $3.8 million and $7.0 million for the nine months ended September 30, 2023 and 2022, respectively.

11.
GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are primarily the result of business acquisitions.

Goodwill—During May 2023, we evaluated goodwill for impairment, due to the events described below, which indicated that the carrying amount of the China reporting unit was in excess of its estimated fair value.

The Company's China reporting unit experienced adverse impacts as a result of changes in market conditions and increases in interest rates, which contributed to reduced forecasted revenues and reduced projected future cash flows.

As a result of these adverse impacts, the Company performed a quantitative assessment of goodwill impairment by comparing the fair value of its China reporting unit to its carrying value, including goodwill. When performing the assessment, the Company determined the fair value of its China reporting unit based on forecasted future cash flows. Based on the Company's forecast of the future cash flows of its China reporting unit, it was determined the carrying value of goodwill for its China reporting unit was impaired during the three months ended June 30, 2023. As a result, the Company recorded a goodwill impairment charge of $77.4 million.

No goodwill impairments were recorded during the three months ended September 30, 2023 or during the three and nine months ended September 30, 2022.

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

The following table presents the gross amount, accumulated impairment loss and carrying amount of goodwill as of September 30, 2023 and December 31, 2022 (in thousands):

		Accumulated	Net
	Gross Amount	Impairment Loss	Carrying Amount
Balance as of December 31, 2022	$1,520,926	$(25,797)	$1,495,129
Balance as of September 30, 2023	1,520,926	(103,202)	1,417,724

The accumulated impairment loss as of December 31, 2022 was recognized during the year ended December 31, 2019.

Changes in the carrying amount of goodwill during the nine months ended September 30, 2023 were as follows (in thousands):

Net
Carrying
Amount

Balance as of December 31, 2022	$1,495,129
Impairment	(77,405)
Balance as of September 30, 2023	$1,417,724

Intangible Assets—During May 2023, the Company recorded an impairment charge to its China reporting unit's customer relationships and acquired technologies intangible assets. The Company's forecast of the revenue and expense cash flow of the China reporting unit indicated the carrying amounts of the intangible assets were not recoverable and therefore the Company recorded an impairment charge of $5.3 million.

No intangible asset impairments were recorded during the three months ended September 30, 2023 or during the three and nine months ended September 30, 2022.

The intangible assets balance as of September 30, 2023 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	18	11.6	$1,291,830	$(461,112)	$830,718
Acquired technologies	3–7	1.5	184,640	(166,273)	18,367
Subtotal			1,476,470	(627,385)	849,085
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,666,940	$(627,385)	$1,039,555

The intangible assets balance as of December 31, 2022 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	16–18	12.3	$1,299,750	$(410,095)	$889,655
Acquired technologies	3–7	1.8	187,950	(149,256)	38,694
Subtotal			1,487,700	(559,351)	928,349
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,678,170	$(559,351)	$1,118,819

Amortization expense for intangible assets was $24.5 million and $24.8 million for the three months ended September 30, 2023 and 2022, respectively.

Amortization expense for intangible assets was $73.9 million and $74.4 million for the nine months ended September 30, 2023 and 2022, respectively.

Future amortization expense for the remainder of the year ended December 31, 2023 and the following four years ended December 31 and thereafter for intangible assets as of September 30, 2023 is as follows (in thousands):

Years Ending December 31:

2023	24,509
2024	80,768
2025	72,454
2026	72,454
2027	72,454
Thereafter	526,446
Total	$849,085

12.
ACCRUED EXPENSES

Accrued expenses as of September 30, 2023 and December 31, 2022 consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Compensation	$38,713	$53,530
Professional services	7,620	1,877
Royalties and licenses	4,038	3,832
Employee insurance benefits	3,198	2,749
Sales tax	2,972	2,615
Software license agreement	2,153	3,243
Other	2,311	3,599
Total accrued expenses	$61,005	$71,445

13.
OTHER LIABILITIES

Other liabilities as of September 30, 2023 and December 31, 2022 consists of the following (in thousands):

	September 30,	December 31,
	2023	2022

Deferred revenue—non-current	$1,143	$1,240
Software license agreement	1,003	1,208
Contingent consideration	100	100
Other	—	110
Total other liabilities	$2,246	$2,658

14.
LONG-TERM DEBT

On September 21, 2021, CCC Intelligent Solutions Inc., an indirect wholly-owned subsidiary of the Company, together with certain of the Company’s subsidiaries acting as guarantors entered into a credit agreement (as amended, the "2021 Credit Agreement").

The proceeds of the 2021 Credit Agreement and cash on hand were used to repay all outstanding borrowings under the Company's previous credit agreement.

The 2021 Credit Agreement consists of an $800.0 million term loan ("Term B Loan") and a revolving credit facility for an aggregate principal amount of $250.0 million (the "2021 Revolving Credit Facility" and together with the Term B Loan, the "2021 Credit Facilities"). The 2021 Revolving Credit Facility has a sublimit of $75.0 million for letters of credit. The Company received proceeds of $798.0 million, net of debt discount of $2.0 million, related to the Term B Loan. As of September 30, 2023 and December 31, 2022, the unamortized debt discount was $1.5 million and $1.7 million, respectively.

The Company incurred $9.8 million in financing costs related to the Term B Loan. These costs were recorded to a contra debt account and are being amortized to interest expense over the term of the Term B Loan using the effective interest method. As of September 30, 2023 and December 31, 2022, the unamortized financing costs were $7.4 million and $8.2 million, respectively.

The Company incurred $3.1 million in financing costs related to the 2021 Revolving Credit Facility. These costs were recorded to a deferred financing fees asset account and are being amortized to interest expense over the term of the 2021 Revolving Credit Facility. As of September 30, 2023 and December 31, 2022, the deferred financing fees asset balance was $1.8 million and $2.3 million, respectively.

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

As of September 30, 2023 and December 31, 2022, the amount outstanding on the Term B Loan is $786.0 million and $792.0 million, respectively, of which $8.0 million is classified as current in the accompanying condensed consolidated balance sheets.

Borrowings under the 2021 Credit Facilities bear interest at rates based on the ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries’ consolidated first lien net indebtedness to consolidated EBITDA for applicable periods specified in the 2021 Credit Agreement.

On May 19, 2023, the Company entered into Amendment No. 1 to the 2021 Credit Agreement (the "Amendment") to establish SOFR as the benchmark rate for determining the applicable interest rate, replacing LIBOR. No other terms, including the amount of borrowings, required payments or maturity date, were changed as a result of the Amendment. The Company did not incur significant costs associated with the Amendment.

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

(1)
a base rate determined by reference to the highest of (a) the rate last quoted by the Wall Street Journal as the "prime rate," (b) the federal funds effective rate plus 0.50%, (c) one-month LIBOR plus 1.00% and (d) with respect to the Term B Loan, 1.50% and with respect to the 2021 Revolving Credit Facility, 1.00%, or
(2)
a Eurocurrency rate determined by reference to LIBOR (other than with respect to Euros, Euribor and with respect to British Pounds Sterling, SONIA) with a term as selected by the Company, of one, three or six months (subject to (x) in the case of term loans, a 0.50% per annum floor and (y) in the case of revolving loans, a 0.00% per annum floor).

A quarterly commitment fee of up to 0.50% is payable on the unused portion of the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility matures on September 21, 2026.

During the three months ended September 30, 2023 and 2022, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.7% and 4.6%, respectively.

During the nine months ended September 30, 2023 and 2022, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.3% and 3.6%, respectively.

The Company has an outstanding standby letter of credit for $0.7 million which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility. As of September 30, 2023 and December 31, 2022, $249.3 million was available to be borrowed.

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments, leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of September 30, 2023 or December 31, 2022.

Long-term debt as of September 30, 2023 and December 31, 2022 consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Term B Loan	$786,000	$792,000
Term B Loan—discount	(1,499)	(1,669)
Term B Loan—deferred financing fees	(7,365)	(8,199)
Term B Loan—net of discount & fees	777,136	782,132
Less: Current portion	(8,000)	(8,000)
Total long-term debt—net of current portion	$769,136	$774,132

Interest Rate Cap—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The aggregate notional value of the interest rate cap agreements is $600.0 million with a cap rate of 4.0% and an expiration date of July 31, 2025.

During May 2023, the Company transitioned the referenced interest rate within the two interest rate cap agreements from LIBOR to SOFR by terminating the original agreements and simultaneously entering into new agreements. The terms of the new agreements were unchanged except for the referenced interest rate. The Company elected the optional expedients available within ASC 848 to allow for this transition without any modification to the derivative classification of the interest rate cap agreements.

Cash received related to the interest rate cap agreements was $1.9 million for the three months ended September 30, 2023. Cash received related to the interest rate cap agreements was $4.4 million for the nine months ended September 30, 2023.

As of September 30, 2023 and December 31, 2022, the aggregate fair value of the interest rate cap agreements was $12.5 million and $12.0 million, respectively (see Note 5).

15.
Capital stock

Preferred Stock—The Company is authorized to issue up to 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023, there were no shares of preferred stock issued or outstanding.

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

There were 634,633,179 and 622,072,905 shares of common stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

16.
REDEEMABLE NON-CONTROLLING INTEREST

On March 12, 2020 (the "Close Date"), the Company closed a stock purchase agreement (the "Stock Purchase Agreement") with a third-party investor (the "Investor") for purchase by the Investor of Series A Preferred Stock in CCCIS Cayman Holdings Limited ("CCC Cayman"), the parent of the Company’s China operations. On the Close Date, CCC Cayman, a subsidiary of the Company, issued 1,818 shares of Series A Preferred Stock (the "Preferred Shares") at $7,854 per share to the Investor for net proceeds of $14.2 million. As of September 30, 2023 and December 31, 2022, on an as-converted basis, the Preferred Shares represent an aggregate 10.0% ownership interest of the issued and outstanding capital stock of CCC Cayman, or 8.6% on a fully-diluted basis.

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

As of September 30, 2023 and December 31, 2022, the Investor’s ownership in CCC Cayman is classified in mezzanine equity as a redeemable non-controlling interest, because it is redeemable on an event that is not solely in the control of the Company.

During May 2023, the Company determined it was probable the non-controlling interest would become redeemable and began to accrete the non-controlling interest to its redemption value. Changes in the carrying value of the non-controlling interest are recorded as adjustments to additional paid-in capital.

The activity impacting the redeemable non-controllable interest during the three and nine months ended September 30, 2023 and 2022 is presented below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Balance at beginning of period	$14,494	$14,179	$14,179	$14,179
Accretion of redeemable non-controlling interest	1,010	—	1,325	—
Balance at end of period	$15,504	$14,179	$15,504	$14,179

17.
STOCK INCENTIVE PLANS

In July 2021, the 2021 Equity Incentive Plan (the "2021 Plan") was adopted and approved by the Company's board of directors and stockholders.

Restricted Stock Units—The table below summarizes the restricted stock unit ("RSU") activity for the nine months ended September 30, 2023:

		Weighted-
		Average
	Shares	Fair Value
Unvested RSUs—December 31, 2022	31,288,688	$10.34
Granted	12,357,201	8.95
Vested	(5,489,562)	10.61
Forfeited	(1,409,181)	9.92
Unvested RSUs—September 30, 2023	36,747,146	9.83

During the nine months ended September 30, 2023, the Company granted 12,357,201 RSUs, of which 10,753,700 have time-based vesting requirements, and 1,603,501 have performance-based vesting requirements.

During the nine months ended September 30, 2023, 5,489,562 RSUs vested, of which 1,693,909 were withheld for employee tax obligations.

Stock Options—The table below summarizes the stock option activity for the nine months ended September 30, 2023:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding—December 31, 2022	45,249,260	$2.99	4.9	$258,470
Exercised	(8,122,930)	2.86
Forfeited and canceled	(493,652)	6.96
Options outstanding—September 30, 2023	36,632,678	$2.96	4.3	$380,524
Options exercisable—September 30, 2023	34,638,157	$2.79	4.1	$365,947
Options vested and expected to vest—September 30, 2023	36,547,087	$2.95	4.3	$379,910

The fair value of the options which vested during the nine months ended September 30, 2023 was $2.6 million.

Cayman Equity Incentive Plan—In December 2022, the Company adopted the CCCIS Cayman Holdings Employees Equity Incentive Plans ("Cayman Incentive Plans"), which provide for the issuance of stock option awards in CCC Cayman ("Cayman Awards") to eligible employees of the Company's China subsidiaries.

Awards under the Cayman Incentive Plans are settled in cash and thus accounted for as liability awards. Awards granted under the Cayman Incentive Plans have time-based vesting and expire on the tenth anniversary of the grant date.

During the nine months ended September 30, 2023, the Company granted 539,400 stock options under the Cayman Incentive Plans. The exercise price of the options granted is equal to the fair value of the underlying shares at the grant date. As of September 30, 2023 and December 31, 2022, 1,769,400 and 1,303,000, respectively, of stock options under the Cayman Incentive Plans are outstanding. As of September 30, 2023, none of the outstanding stock options are exercisable.

Employee Stock Purchase Plan—In July 2021, the Company adopted the CCC 2021 Employee Stock Purchase Plan ("ESPP").

During the three months ended September 30, 2023, 462,353 shares were sold under the ESPP. During the nine months ended September 30, 2023, 641,691 shares were sold under the ESPP.

The fair value of the ESPP purchase rights sold during the nine months ended September 30, 2023 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	0.5
Expected volatility	30%—51%
Expected dividend yield	0%
Risk-free interest rate	2.5%—4.7%

Stock-Based Compensation—Stock-based compensation expense has been recorded in the accompanying condensed consolidated statements of operations and comprehensive (loss) income as follows for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of revenues	$2,396	$1,657	$6,595	$4,167
Research and development	6,359	5,373	18,833	14,433
Sales and marketing	9,257	6,890	25,264	18,331
General and administrative	21,739	14,802	53,779	43,838
Total stock-based compensation expense	$39,751	$28,722	$104,471	$80,769

As of September 30, 2023, there was $191.9 million of unrecognized stock compensation expense related to unvested time-based awards which is expected to be recognized over a weighted-average period of 2.7 years. As of September 30, 2023, there was $45.6 million of unrecognized stock-based compensation expense related to unvested performance-based awards which is expected to be recognized over a weighted-average period of 1.2 years.
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

Private Warrants may only be exercised for a whole number of shares of the Company’s common stock. Each Private Warrant entitles the registered holder to purchase one share of the Company’s common stock. All warrants have an exercise price of $11.50 per share, subject to adjustment, beginning on August 29, 2021, and will expire on July 30, 2026 or earlier upon redemption or liquidation.

There were no exercises or redemptions of the Private Warrants during the three and nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the Company had 17,800,000 Private Warrants outstanding.

The Company recognized expense of $26.2 million and income of $0.3 million as a change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive (loss) income for the three months ended September 30, 2023 and 2022, respectively.

The Company recognized expense of $45.4 million and income of $23.5 million as a change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive (loss) income for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 and December 31, 2022, the Company’s warrant liability was $81.8 million and $36.4 million, respectively.

19.
COMMITMENTS

Purchase Obligations—The Company has long-term agreements with suppliers and other parties related to licensing data used in its products and services, outsourced data center, disaster recovery, and SaaS that expire at various dates through 2031. As of September 30, 2023, there were no material changes from the amounts disclosed as of December 31, 2022.

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

The following table summarizes revenues recognized and expenses incurred with entities affiliated with one of its principal equity owners and directors for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Credit card processing	$278	$233	$786	$574
Expenses
Employee health insurance benefits	663	716	2,484	2,353
Human resources support services	69	59	248	196
Board of director fees for services, including related travel and out-of-pocket reimbursements	77	*	230	*
Sales tax processing and license fees for tax information	^	245	^	443

* Not significant

^ Not a related party during the three and nine months ended September 30, 2023.

The following table summarizes amounts receivable and due to entities affiliated with one of its principal equity owners as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Receivables
Credit card processing	*	*
Payables
Employee health insurance benefits	218	$501
Human resources support services	*	*
Sales tax processing and license fees for tax information	^	*

* Not significant

^ Not a related party as of September 30, 2023.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator
Net (loss) income	$(21,202)	$9,795	$(116,362)	$37,334
Accretion of redeemable non-controlling interest	(1,010)	—	(1,325)	—
Net (loss) income attributable to common stockholders	$(22,212)	$9,795	$(117,687)	$37,334

Denominator
Weighted average shares of common stock—basic	624,976,557	609,421,073	620,841,922	606,181,316
Dilutive effect of stock-based awards	—	34,161,849	—	36,027,306
Weighted average shares of common stock—diluted	624,976,557	643,582,922	620,841,922	642,208,622
Net (loss) income per share:
Basic	$(0.04)	$0.02	$(0.19)	$0.06
Diluted	$(0.04)	$0.02	$(0.19)	$0.06

Approximately 32,593,648 and 8,224,561 common stock equivalent shares were excluded from the computation of diluted per share amounts for the three months ended September 30, 2023 and 2022, respectively, because their effect was anti-dilutive.

Approximately 31,454,944 and 8,250,431 common stock equivalent shares were excluded from the computation of diluted per share amounts for the nine months ended September 30, 2023 and 2022, respectively, because their effect was anti-dilutive.

As part of the Business Combination, 8,625,000 shares issued and held by Dragoneer (the "Sponsor Vesting Shares") became non-transferable and subject to forfeiture on the tenth anniversary of Closing if neither of the defined triggering events has occurred. The Sponsor Vesting Shares are issued and outstanding as of September 30, 2023 and December 31, 2022 and excluded from the weighted average number of shares of common stock outstanding until the vesting requirement is met and the restriction is removed.

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

Revenues by geographic area, presented based upon the location of the customer are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
United States	$219,573	$196,727	$632,572	$572,417
China	1,574	2,007	5,205	5,925
Total revenues	$221,147	$198,734	$637,777	$578,342

Software, equipment and property, net by geographic area are as follows (in thousands):

	September 30,	December 31,
	2023	2022
United States	$158,059	$146,398
China	130	45
Total software, equipment and property-net	$158,189	$146,443

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements included herein. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" as set forth elsewhere in this Quarterly Report on Form 10-Q.

Unless otherwise indicated or the context otherwise requires, references to "CCC," the "Company," "we," "us," "our" and other similar terms refer to CCC Intelligent Solutions Holdings Inc. and its consolidated subsidiaries.

Business Overview

Founded in 1980, CCC is a leading provider of innovative cloud, mobile, artificial intelligence ("AI"), telematics, hyperscale technologies and applications for the property and casualty ("P&C") insurance economy. Our SaaS platform connects trading partners, facilitates commerce, and supports mission-critical, AI-enabled digital workflows. Leveraging decades of deep domain experience, our industry-leading platform processes more than $100 billion in annual transaction value across this ecosystem, digitizing workflows and connecting more than 35,000 companies across the P&C insurance economy, including insurance carriers, collision repairers, parts suppliers, automotive manufacturers, financial institutions and others.

Our business has been built upon two foundational pillars: automotive insurance claims and automotive collision repair. For decades we have delivered leading software solutions to both the insurance and repair industries, including pioneering Direct Repair Programs ("DRP") in the United States ("U.S.") beginning in 1992. Direct Repair Programs connect auto insurers and collision repair shops to create business value for both parties, and require digital tools to facilitate interactions and manage partner programs. Insurer-to-shop DRP connections have created a strong network effect for CCC’s platform, as insurers and repairers both benefit by joining the largest network to maximize opportunities. This has led to a virtuous cycle in which more insurers on the platform drives more value for the collision shops on the platform, and vice versa.

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

One of the primary obstacles facing the P&C insurance economy is increasing complexity. Complexity in the P&C insurance economy is driven by technological advancements, Internet of Things ("IoT") data, new business models, supply chain disruption and changing consumer expectations. We believe digitization plays a critical role in managing this growing complexity while meeting consumer expectations. Our technology investments are focused on digitizing complex processes and interactions across our ecosystem, and we believe we are well positioned to power the P&C insurance economy of the future with our data, network, and platform.

While our position in the P&C insurance economy is grounded in the automotive insurance sector, the largest insurance sector in the U.S. representing nearly half of Direct Written Premiums ("DWP"), we believe our integrations and cloud platform are capable of driving innovation across the entire P&C insurance economy. Our customers are increasingly looking for CCC to expand its solutions to other parts of their business where they can benefit from our technology, service, and partnership. In response, we are investing in new solutions that we believe will enable us to digitize the entire automotive claims lifecycle, and over time expand into adjacencies including other insurance lines. For example, our acquisition of Safekeep in February 2022 added subrogation solutions that can span insurance lines including automotive, property, and worker's compensation.

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

Key Performance Measures and Operating Metrics

In addition to our GAAP and non-GAAP financial measures, we rely on Software Net Dollar Retention Rate ("Software NDR") and Software Gross Dollar Retention Rate ("Software GDR") to measure and evaluate our business to make strategic decisions. Software NDR and Software GDR may not be comparable to or calculated in the same way as other similarly titled measures used by other companies.

Software NDR

We believe that Software NDR provides our management and our investors with insight into our ability to retain and grow revenue from our existing customers, as well as their potential long-term value to us. We also believe the results shown by this metric reflect the stability of our revenue base, which is one of our core competitive strengths. We calculate Software NDR by dividing (a) annualized software revenue recorded in the last month of the measurement period, for example, March for a quarter ending March 31, for unique billing accounts that generated revenue during the corresponding month of the prior year by (b) annualized software revenue as of the corresponding month of the prior year. The calculation includes changes for these billing accounts, such as changes in the solutions purchased, changes in pricing and transaction volume, but does not reflect revenue for new customers added. The calculation excludes: (a) changes in estimates related to the timing of one-time revenue and other revenue, including professional services, and (b) annualized software revenue for smaller customers with annualized software revenue below the threshold of $100,000 for carriers and $4,000 for shops. The customers that do not meet the revenue threshold are small carriers and shops that tend to have different buying behaviors, with a narrower solution focus, and different tenure compared to our core customers (excluded small carriers and shops represent less than 5% of total revenue within these sales channels). Our Software NDR includes carriers and shops who subscribe to our auto physical damage solutions, which account for most of the Company’s revenue, and excludes revenue from smaller emerging solutions with international subsidiaries or other ecosystem solutions, such as parts suppliers and other automotive manufacturers, and also excludes CCC casualty solutions which are largely usage and professional service based.

	Quarter Ending	2023	2022
Software NDR	March 31	106%	114%
	June 30	107%	111%
	September 30	107%	110%
	December 31		106%

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

	Quarter Ending	2023	2022
Software GDR	March 31	99%	99%
	June 30	99%	99%
	September 30	98%	99%
	December 31		99%

Results of Operations

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022

	Three Months Ended September 30,
(dollar amounts in thousands, except share and per share data)	2023	2022	$	%

Revenues	$221,147	$198,734	$22,413	11.3%

Cost of revenues, exclusive of amortization of acquired technologies	51,459	46,379	5,080	11.0%
Amortization of acquired technologies	6,567	6,748	(181)	-2.7%
Cost of revenues(1)	58,026	53,127	4,899	9.2%
Gross profit	163,121	145,607	17,514	12.0%
Operating expenses:
Research and development(1)	43,532	40,273	3,259	8.1%
Selling and marketing(1)	35,605	30,838	4,767	15.5%
General and administrative(1)	49,471	39,376	10,095	25.6%
Amortization of intangible assets	17,942	18,066	(124)	-0.7%
Total operating expenses	146,550	128,553	17,997	14.0%
Operating income (loss)	16,571	17,054	(483)	-2.8%
Other income (expense):
Interest expense	(14,633)	(10,501)	(4,132)	-39.3%
Interest income	5,165	—	5,165	NM
Change in fair value of derivative instruments	(446)	5,991	(6,437)	NM
Change in fair value of warrant liabilities	(26,223)	312	(26,535)	NM
Gain on sale of cost method investment	—	9	(9)	-100.0%
Other income, net	182	382	(200)	-52.4%
Total other (expense) income	(35,955)	(3,807)	(32,148)	-844.4%
Pretax (loss) income	(19,384)	13,247	(32,631)	NM
Income tax (provision) benefit	(1,818)	(3,452)	1,634	47.3%
Net (loss) income including non-controlling interest	(21,202)	9,795	(30,997)	NM
Less: accretion of redeemable non-controlling interest	(1,010)	—	(1,010)	NM
Net (loss) income attributable to CCC Intelligent Solutions Holdings Inc. Common Stockholders	$(22,212)	$9,795	$(32,007)	NM
Net (loss) income per share attributable to common stockholders:
Basic	$(0.04)	$0.02
Diluted	$(0.04)	$0.02

Weighted-average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	624,976,557	609,421,073
Diluted	624,976,557	643,582,922
NM—Not Meaningful

(1) Includes stock-based compensation expense as follows (in thousands):
	Three Months Ended September 30,
	2023	2022
Cost of revenues	$2,396	$1,657
Research and development	6,359	5,373
Sales and marketing	9,257	6,890
General and administrative	21,739	14,802
Total stock-based compensation expense	$39,751	$28,722

Revenues

Revenues increased by $22.4 million to $221.1 million, or 11.3%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The Company's software subscription revenues accounted for $212.5 million and $191.2 million, or 96% of total revenue during the three months ended September 30, 2023 and 2022.

The increase in revenue was primarily a result of 8% growth from existing customer upgrades and expanding solution offerings to these existing customers as well as 3% growth from new customers.

Cost of Revenues

Cost of revenues increased by $4.9 million to $58.0 million, or 9.2%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Cost of Revenues, exclusive of amortization of acquired technologies

Cost of revenues, exclusive of amortization of acquired technologies, increased by $5.1 million to $51.5 million, or 11.0%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily due to a $3.7 million increase in depreciation expense related to additional investments in platform and customer solution enhancements, a $0.7 million increase in personnel-related costs, primarily from stock-based compensation, and a $0.5 million increase in third party fees and direct costs associated with our revenue growth.

Amortization of Acquired Technologies

Amortization of acquired technologies was $6.6 million and $6.7 million for the three months ended September 30, 2023 and 2022, respectively.

Gross Profit

Gross profit increased by $17.5 million to $163.1 million, or 12.0%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Our gross profit margin was 73.8% for the three months ended September 30, 2023, compared to 73.3% for the three months ended September 30, 2022. The increase in gross profit and gross profit margin was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements, partially offset by the increase in depreciation expense related to additional investments in platform and customer solution enhancements.

Research and Development

Research and development expense increased by $3.3 million to $43.5 million, or 8.1%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily due to a $3.4 million increase in IT related costs and a $1.9 million increase in consulting and other professional service costs, partially offset by a $2.0 million increase in the amount of capitalized time on platform and customer solution enhancements.

Selling and Marketing

Selling and marketing expense increased by $4.8 million to $35.6 million, or 15.5%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily due to a $4.1 million increase in personnel-related costs, including $2.4 million of stock-based compensation, and sales incentives and a $0.2 million increase in travel costs.

General and Administrative

General and administrative expense increased by $10.1 million to $49.5 million, or 25.6%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily due to an $8.3 million increase in personnel-related costs, including a $6.9 million increase in stock-based compensation, a $0.9 million increase in IT related costs and a $0.8 million increase in legal and other professional service costs.

Amortization of Intangible Assets

Amortization of intangible assets was $17.9 million and $18.1 million for the three months ended September 30, 2023 and 2022, respectively.

Interest Expense

Interest expense increased by $4.1 million to $14.6 million, or 39.3%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to higher variable interest rates during the three months ended September 30, 2023.

Interest Income

Interest income was $5.2 million for the three months ended September 30, 2023. The interest income was due to interest earned on our cash and cash equivalent balances. We did not recognize any interest income for the three months ended September 30, 2022.

Change in Fair Value of Derivative Instruments

We recognized expense of $0.4 million from a change in fair value of derivative instruments for the three months ended September 30, 2023 compared to income of $6.0 million for the three months ended September 30, 2022. The change in fair value of derivative instruments during each period is related to the interest rate cap agreements entered into in August 2022 and driven by the proximity of the maturity date and changes in the forward yield curve during the period.

Change in Fair Value of Warrant Liabilities

We recognized expense of $26.2 million from a change in fair value of warrant liabilities for the three months ended September 30, 2023, compared to income of $0.3 million for the three months ended September 30, 2022. The change in fair value of warrant liabilities during each period was primarily due to changes in the price of the Company's common stock during each respective period.

Income Tax (Provision) Benefit

Income tax provision was $1.8 million for the three months ended September 30, 2023, compared to an income tax provision of $3.5 million for the three months ended September 30, 2022. The income tax provision during the three months ended September 30, 2023 was due to the tax expense related to pre-tax ordinary income, partially offset by the tax benefits from discrete items related to share-based compensation expense, a return to provision adjustment related to estimated research and development credits, and the tax benefit associated with the re-measurement of the Company's deferred tax liability for changes in state tax rates.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022

	Nine Months Ended September 30,
(dollar amounts in thousands, except share and per share data)	2023	2022	$	%
Revenue	$637,777	$578,342	$59,435	10.3%
Cost of revenue, exclusive of amortization and impairment of acquired technologies	153,954	135,174	18,780	13.9%
Amortization of acquired technologies	19,897	20,193	(296)	-1.5%
Impairment of acquired technologies	431	—	431	NM
Cost of revenues(1)	174,282	155,367	18,915	12.2%
Gross profit	463,495	422,975	40,520	9.6%
Operating expenses:
Research and development(1)	127,891	114,711	13,180	11.5%
Selling and marketing(1)	105,072	88,731	16,341	18.4%
General and administrative(1)	137,477	123,093	14,384	11.7%
Amortization of intangible assets	54,030	54,212	(182)	-0.3%
Impairment of goodwill	77,405	—	77,405	NM
Impairment of intangible assets	4,906	—	4,906	NM
Total operating expenses	506,781	380,747	126,034	33.1%
Operating (loss) income	(43,286)	42,228	(85,514)	NM
Other (expense) income:
Interest expense	(42,480)	(25,786)	(16,694)	-64.7%
Interest income	12,447	—	12,447	NM
Change in fair value of derivative instruments	563	5,991	(5,428)	-90.6%
Change in fair value of warrant liabilities	(45,403)	23,452	(68,855)	NM
Gain on sale of cost method investment	—	3,587	(3,587)	NM
Other income, net	551	576	(25)	-4.3%
Total other (expense) income	(74,322)	7,820	(82,142)	NM
(Loss) income before income taxes	(117,608)	50,048	(167,656)	NM
Income tax benefit (provision)	1,246	(12,714)	13,960	NM
Net (loss) income including non-controlling interest	(116,362)	37,334	(153,696)	NM
Less: accretion of redeemable non-controlling interest	(1,325)	—	(1,325)	NM
Net (loss) income attributable to CCC Intelligent Solutions Holdings Inc. Common Stockholders	$(117,687)	$37,334	$(155,021)	NM
Net (loss) income per share attributable to common stockholders:
Basic	$(0.19)	$0.06
Diluted	$(0.19)	$0.06
Weighted-average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	620,841,922	606,181,316
Diluted	620,841,922	642,208,622

(1) Includes stock-based compensation expense as follows (in thousands):
	Nine Months Ended September 30,
	2023	2022
Cost of revenues	$6,595	$4,167
Research and development	18,833	14,433
Sales and marketing	25,264	18,331
General and administrative	53,779	43,838
Total stock-based compensation expense	$104,471	$80,769

NM—Not Meaningful

Revenues

Revenues increased by $59.4 million to $637.8 million, or 10.3%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The Company's software subscription revenues accounted for $611.6 million and $556.5 million, or 96% of total revenue during the nine months ended September 30, 2023 and 2022.

The increase in revenue was primarily a result of 7% growth from existing customer upgrades and expanding solution offerings to these existing customers as well as 3% growth from new customers.

Cost of Revenues

Cost of revenues increased by $18.9 million to $174.3 million, or 12.2%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Cost of Revenues, exclusive of amortization and impairment of acquired technologies

Cost of revenues, exclusive of amortization and impairment of acquired technologies, increased by $18.8 million to $154.0 million, or 13.9%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to a $9.2 million increase in depreciation expense related to additional investments in platform and customer solution enhancements, a $5.0 million increase in personnel-related costs, including stock-based compensation, a $1.9 million increase in third party fees and direct costs associated with our revenue growth and a $1.7 million increase in IT related costs.

Amortization of Acquired Technologies

Amortization of acquired technologies was $19.9 million and $20.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Impairment of Acquired Technologies

Impairment of acquired technologies was $0.4 million for the nine months ended September 30, 2023 due to an impairment charge recognized as a result of lower forecasted earnings and cash flows for the Company’s China reporting unit. There was no impairment charge recognized during the nine months ended September 30, 2022. See Note 11 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Gross Profit

Gross profit increased by $40.5 million to $463.5 million, or 9.6%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Our gross profit margin was 72.7% for the nine months ended September 30, 2023, compared to 73.1% for the nine months ended September 30, 2022. The increase in gross profit was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements, partially offset by the increase in depreciation expense related to additional investments in platform and customer solution enhancements.

Research and Development

Research and development expense increased by $13.2 million to $127.9 million, or 11.5%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to an $8.3 million increase in consulting and other professional service costs, a $7.6 million increase in IT related costs and a $6.8 million increase in personnel-related costs, including stock-based compensation, partially offset by a $9.4 million increase in the amount of capitalized time on platform and customer solution enhancements.

Selling and Marketing

Selling and marketing expense increased by $16.3 million to $105.1 million, or 18.4%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to a $13.9 million increase in personnel-related costs, including $6.9 million of stock-based compensation, and sales incentives and a $1.3 million increase in travel costs.

General and Administrative

General and administrative expense increased by $14.4 million to $137.5 million, or 11.7%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to a $13.5 million increase in personnel-related costs, including $9.9 million of stock-based compensation, and a $1.3 million increase in legal and other professional service costs, partially offset by a $0.7 million decrease in the Company's facilities costs.

Amortization of Intangible Assets

Amortization of intangible assets was $54.0 million and $54.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Impairment of Goodwill and Intangible Assets

We recorded impairment charges of goodwill and intangible assets of $77.4 million and $4.9 million, respectively, for the nine months ended September 30, 2023. The impairment charges were the result of lower forecasted earnings and cash flows for the Company’s China reporting unit. There was no impairment charge recognized during the nine months ended September 30, 2022. See Note 11 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Interest Expense

Interest expense increased by $16.7 million to $42.5 million, or 64.7%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to higher variable interest rates during the nine months ended September 30, 2023.

Interest Income

Interest income was $12.4 million for the nine months ended September 30, 2023. The interest income was due to interest earned on our cash and cash equivalent balances. We did not recognize any interest income for the nine months ended September 30, 2022.

Change in Fair Value of Derivative Instruments

We recognized income of $0.6 million and $6.0 million from a change in fair value of derivative instruments for the nine months ended September 30, 2023 and 2022, respectively. The change in fair value of derivative instruments during each period is related to the interest rate cap agreements entered into in August 2022 and driven by the proximity of the maturity date and changes in the forward yield curve during the period.

Change in Fair Value of Warrant Liabilities

We recognized expense of $45.4 million from a change in fair value of warrant liabilities for the nine months ended September 30, 2023, compared to income of $23.5 million for the nine months ended September 30, 2022. The change in fair value of warrant liabilities during each period was primarily due to changes in the price of the Company's common stock during each respective period.

Income Tax Benefit (Provision)

Income tax benefit was $1.2 million for the nine months ended September 30, 2023, compared to an income tax provision of $12.7 million for the nine months ended September 30, 2022. The income tax benefit during the nine months ended September 30, 2023 was due to the tax benefits from discrete items related to share-based compensation expense, the impairment of certain intangible assets, a return to provision adjustment related to estimated research and development credits, and the tax benefit associated with the re-measurement of the Company's deferred tax liability for changes in state tax rates being greater than the tax expense related to pre-tax income.

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

The following table reconciles Gross Profit to Adjusted Gross Profit for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except percentages)	2023	2022	2023	2022
Gross Profit	$163,121	$145,607	$463,495	$422,975
Amortization of acquired technologies	6,567	6,748	19,897	20,193
Stock-based compensation and related employer payroll tax	2,432	1,765	6,906	4,378
Impairment of acquired technologies	—	—	431	—
Adjusted Gross Profit	$172,120	$154,120	$490,729	$447,546
Gross Profit Margin	74%	73%	73%	73%
Adjusted Gross Profit Margin	78%	78%	77%	77%

Adjusted Operating Expenses

We believe that Adjusted Operating Expenses, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Expenses is defined as operating expenses adjusted for amortization, impairment charges, stock-based compensation expense and related employer payroll tax, plaintiff litigation costs, merger and acquisition ("M&A") and integration costs, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, lease abandonment charges, Business Combination transaction costs and net income related to divestiture.

The following table reconciles operating expenses to Adjusted Operating Expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2023	2022	2023	2022
Operating expenses	$146,550	$128,553	$506,781	$380,747
Amortization of intangible assets	(17,942)	(18,066)	(54,030)	(54,212)
Impairment of goodwill	—	—	(77,405)	—
Impairment of intangible assets	—	—	(4,906)	—
Stock-based compensation expense and related employer payroll tax	(37,778)	(27,800)	(100,577)	(78,496)
Plaintiff litigation costs	(1,396)	—	(3,918)	—
M&A and integration costs	—	(6)	—	(1,761)
Lease overlap costs	—	—	—	(1,222)
Lease abandonment	—	—	—	(1,338)
Business Combination transaction and related costs	—	(101)	—	(1,156)
Income related to divestiture, net	—	471	—	418
Adjusted operating expenses	$89,434	$83,051	$265,945	$242,980

Adjusted Operating Income

We believe that Adjusted Operating Income, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Income is defined as operating income (loss) adjusted for amortization, impairment charges, stock-based compensation expense and related employer payroll tax, plaintiff litigation costs, M&A and integration costs, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, lease abandonment charges, Business Combination transaction costs and net income related to divestiture.

The following table reconciles operating income (loss) to Adjusted Operating Income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2023	2022	2023	2022
Operating income (loss)	$16,571	$17,054	$(43,286)	$42,228
Amortization of intangible assets	17,942	18,066	54,030	54,212
Amortization of acquired technologies—Cost of revenue	6,567	6,748	19,897	20,193
Impairment of acquired technologies—Cost of revenue	—	—	431	—
Impairment of goodwill	—	—	77,405	—
Impairment of intangible assets	—	—	4,906	—
Stock-based compensation expense and related employer payroll tax	40,210	29,565	107,483	82,874
Plaintiff litigation costs	1,396	—	3,918	—
M&A and integration costs	—	6	—	1,761
Lease overlap costs	—	—	—	1,222
Lease abandonment	—	—	—	1,338
Business Combination transaction and related costs	—	101	—	1,156
Income related to divestiture, net	—	(471)	—	(418)
Adjusted operating income	$82,686	$71,069	$224,784	$204,566

Adjusted EBITDA

We believe that Adjusted EBITDA, as defined below, is useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational expenses. Adjusted EBITDA is defined as net (loss) income adjusted for interest, taxes, amortization, depreciation, impairment charges, stock-based compensation expense and related employer payroll tax, change in fair value of derivative instruments, plaintiff litigation costs, change in fair value of warrant liabilities, M&A and integration costs, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, lease abandonment charges, Business Combination transaction costs, net income related to divestiture and gain on sale of cost method investment. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenue.

The following table reconciles net (loss) income to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2023	2022	2023	2022
Net (loss) income	$(21,202)	$9,795	$(116,362)	$37,334
Interest expense	14,633	10,501	42,480	25,786
Interest income	(5,165)	—	(12,447)	—
Income tax (benefit) provision	1,818	3,452	(1,246)	12,714
Amortization of intangible assets	17,942	18,066	54,030	54,212
Amortization of acquired technologies—Cost of revenue	6,567	6,748	19,897	20,193
Depreciation and amortization of software, equipment and property	2,117	2,427	6,531	7,834
Depreciation and amortization of software, equipment and property—Cost of revenue	7,942	4,238	21,494	12,321
EBITDA	24,652	55,227	14,377	170,394
Stock-based compensation expense and related employer payroll tax	40,210	29,565	107,483	82,874
Impairment of acquired technologies—Cost of revenue	—	—	431	—
Impairment of goodwill	—	—	77,405	—
Impairment of intangible assets	—	—	4,906	—
Change in fair value of derivative instruments	446	(5,991)	(563)	(5,991)
Plaintiff litigation costs	1,396	—	3,918	—
Change in fair value of warrant liabilities	26,223	(312)	45,403	(23,452)
M&A and integration costs	—	6	—	1,761
Lease overlap costs	—	—	—	1,222
Lease abandonment	—	—	—	1,338
Business Combination transaction and related costs	—	101	—	1,156
Income related to divestiture, net	—	(471)	—	(418)
Gain on sale of cost method investment	—	(9)	—	(3,587)
Adjusted EBITDA	$92,927	$78,116	$253,360	$225,297
Adjusted EBITDA Margin	42%	39%	40%	39%

Adjusted Net Income and Adjusted Earnings Per Share

We believe that Adjusted Net Income, as defined below, and Adjusted Earnings Per Share are useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational expenses. Adjusted Net Income is defined as net (loss) income adjusted for the after-tax effects of amortization, impairment charges, stock-based compensation expense and related employer payroll tax, change in fair value of derivative instruments, plaintiff litigation costs, change in fair value of warrant liabilities, M&A and integration costs, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, lease abandonment charges, Business Combination transaction costs, net income related to divestiture and gain on sale of cost method investment.

The following table reconciles net (loss) income to Adjusted Net Income and Adjusted Earnings per Share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2023	2022	2023	2022
Net (loss) income	$(21,202)	$9,795	$(116,362)	$37,334
Amortization of intangible assets	17,942	18,066	54,030	54,212
Amortization of acquired technologies—Cost of revenue	6,567	6,748	19,897	20,193
Impairment of acquired technologies—Cost of revenue	—	—	431	—
Impairment of goodwill	—	—	77,405	—
Impairment of intangible assets	—	—	4,906	—
Stock-based compensation expense and related employer payroll tax	40,210	29,565	107,483	82,874
Change in fair value of derivative instruments	446	(5,991)	(563)	(5,991)
Plaintiff litigation costs	1,396	—	3,918	—
Change in fair value of warrant liabilities	26,223	(312)	45,403	(23,452)
M&A and integration costs	—	6	—	1,761
Lease overlap costs	—	—	—	1,222
Lease abandonment	—	—	—	1,338
Business Combination transaction and related costs	—	101	—	1,156
Income related to divestiture, net	—	(471)	—	(418)
Gain on sale of cost method investment	—	(9)	—	(3,587)
Tax effect of adjustments	(14,421)	(10,894)	(45,054)	(34,193)
Adjusted net income	$57,161	$46,604	$151,494	$132,449
Adjusted net income per share attributable to common stockholders:
Basic	$0.09	$0.08	$0.24	$0.22
Diluted	$0.09	$0.07	$0.23	$0.21
Weighted average shares outstanding:
Basic	624,976,557	609,421,073	620,841,922	606,181,316
Diluted	657,570,205	643,582,922	652,296,866	642,208,622
Free Cash Flow

We believe that Free Cash Flow, as defined below, provides meaningful supplemental information regarding our ability to generate cash and fund our operations and capital expenditures. Free Cash Flow is defined as net cash provided by operating activities less cash used for the purchases of software, equipment, and property.

The following table reconciles net cash provided by operating activities to Free Cash Flow for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2023	2022	2023	2022
Net cash provided by operating activities	$60,506	$30,753	$163,138	$118,438
Less: Purchases of software, equipment, and property	(14,103)	(13,375)	(43,187)	(38,844)
Free Cash Flow	$46,403	$17,378	$119,951	$79,594

Liquidity and Capital Resources

We have financed our operations with cash flows from operations. The Company generated $163.1 million of cash flows from operating activities during the nine months ended September 30, 2023. As of September 30, 2023, the Company had cash and cash equivalents of $448.7 million, a working capital surplus of $465.2 million and an accumulated deficit totaling $824.3 million. As of September 30, 2023, the Company had $786.0 million aggregate principal outstanding on its term loan.

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

Debt

On September 21, 2021, CCC Intelligent Solutions Inc., an indirect wholly owned subsidiary of the Company, together with certain of the Company’s subsidiaries acting as guarantors entered into a credit agreement (as amended, the "2021 Credit Agreement").

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

As of September 30, 2023, the amount outstanding on the Term B Loan was $786.0 million, of which, $8.0 million is classified as current.

Borrowings under the 2021 Credit Facilities bear interest at rates based on the ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries’ consolidated first lien net indebtedness to consolidated EBITDA for applicable periods specified in the 2021 Credit Agreement.

On May 19, 2023, the Company entered into Amendment No. 1 to the 2021 Credit Agreement (the "Amendment Credit Agreement") to establish SOFR as the benchmark rate for determining the applicable interest rate, replacing LIBOR. No other terms, including the amount of borrowings, required payments or maturity date, were changed as a result of the Amendment.

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

(1)
a base rate determined by reference to the highest of (a) the rate last quoted by the Wall Street Journal as the "prime rate," (b) the federal funds effective rate plus 0.50%, (c) one-month LIBOR plus 1.00% and (d) with respect to the Term B Loan, 1.50% and with respect to the 2021 Revolving Credit Facility, 1.00%, or
(2)
a Eurocurrency rate determined by reference to LIBOR (other than with respect to Euros, Euribor and with respect to British Pounds Sterling, SONIA) with a term as selected by the Company, of one, three or six months (subject to (x) in the case of term loans, a 0.50% per annum floor and (y) in the case of revolving loans, a 0.00% per annum floor).

A quarterly commitment fee of up to 0.50% is payable on the unused portion of the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility matures on September 21, 2026.

During the three months ended September 30, 2023 and 2022, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.7% and 4.6%, respectively.

During the nine months ended September 30, 2023 and 2022, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.3% and 3.6%, respectively.

The Company has an outstanding standby letter of credit for $0.7 million which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility. As of September 30, 2023, $249.3 million was available to be borrowed under the 2021 Revolving Credit Facility.

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments, the leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of September 30, 2023.

Interest Rate Cap—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The aggregate notional value of the interest rate cap agreements is $600.0 million with a cap rate of 4.0% and an expiration date of July 31, 2025.

During May 2023, the Company transitioned the referenced interest rate within the two interest rate cap agreements from LIBOR to SOFR by terminating the original agreements and simultaneously entering into new agreements. The terms of the new agreements were unchanged except for the referenced interest rate.

Cash Flows

The following table provides a summary of cash flow data for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(dollar amounts in thousands)	2023	2022
Net cash provided by operating activities	$163,138	$118,438
Net cash used in investing activities	(43,187)	(67,185)
Net cash provided by financing activities	5,383	15,006
Net effect of exchange rate change	(389)	(650)
Change in cash and cash equivalents	$124,945	$65,609

Net cash provided by operating activities was $163.1 million for the nine months ended September 30, 2023. Net cash provided by operating activities consists of net loss of $116.4 million, adjusted for $296.1 million of non-cash items, ($12.9) million for changes in working capital and ($3.7) million for the effect of changes in other operating assets and liabilities. Significant non-cash adjustments include stock-based compensation expense of $104.5 million, depreciation and amortization of $102.0 million, goodwill and intangible asset impairment charges of $82.7 million, a change in fair value of warrant liabilities of $45.4 million, deferred income tax benefits of ($40.8) million. The change in net operating assets and liabilities was primarily a result of an increase in accounts receivable of $19.3 million due to timing of receipts of payments from customers, a decrease in accounts payable of $9.4 million due to timing of cash disbursements and a decrease in accrued expenses of $9.3 million due to timing of cash disbursements and employee incentive plan payments, partially offset by a change in income taxes of $12.2 million due to timing of payments, a decrease in other current assets of $6.7 million due to timing of payments for prepaid and other deferred costs and an increase in deferred revenue of $6.6 million due to timing of customer receipts and revenue recognition.

Net cash used in investing activities was $43.2 million for the nine months ended September 30, 2023. Net cash used in investing activities was due to capitalized internally developed software projects and purchases of software, equipment, and property.

Net cash provided by financing activities was $5.4 million for the nine months ended September 30, 2023. Net cash provided by financing activities was primarily due to $23.1 million of proceeds from stock option exercises and $4.8 million of proceeds from the issuance of stock under the employee stock purchase plan, partially offset by $16.4 million of tax payments related to the net share settlement of employee equity awards and $6.0 million of principal payments of long-term debt.

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

There was no impairment charge related to goodwill recorded during the three months ended September 30, 2023 or during the three and nine months ended September 30, 2022.

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

During the nine months ended September 30, 2023, the Company recorded an impairment charge to its China reporting unit's customer relationships and acquired technologies intangible assets. The Company's forecasted revenue and expense cash flow projections indicated the carrying amounts of the intangible assets were not recoverable and therefore the Company recorded an impairment charge of $5.3 million during the three months ended June 30, 2023.

There was no impairment charge related to intangible assets recorded during the three months ended September 30, 2023 or during the three and nine months ended September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 identified in management’s evaluation pursuant to in Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For risk factors relating to our business, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022. Any of these factors could result in a significant or material adverse effect on the results of our operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, each of Mary Jo Prigge, the Executive Vice President, Chief Service Delivery Officer of the Company and Rodney Christo, the Chief Accounting Officer of the Company, terminated Rule 10b5-1 trading arrangements intended to satisfy the affirmative defense of Rule 10b5–1(c). Ms. Prigge’s 10b-5-1 trading arrangement had been adopted on June 20, 2023 and Mr. Christo’s trading arrangement had been adopted on August 9, 2022.

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

__________

* Filed herewith

** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 6, 2023	CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

	By:	/s/ Githesh Ramamurthy
	Name:	Githesh Ramamurthy
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated: November 6, 2023

	By:	/s/ Brian Herb
	Name:	Brian Herb
	Title:	Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)