Form 10-K
period 2023-12-31
CCC Intelligent Solutions Holdings Inc.
filed 2024-02-28
CIK 1818201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2023

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

The aggregate market value of the common shares of CCC Intelligent Solutions Holdings Inc. held by non-affiliates as of June 30, 2023, was approximately

$1,847 million.

As of February 21, 2024, 604,651,284 shares of common stock, $0.0001 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Our definitive proxy statement relating to our 2024 annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2023 and is incorporated by reference in Part III to the extent described therein.

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
•
the execution of our growth strategy;
•
the impact of public health outbreaks, epidemics or pandemics on our business and results of operations;
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
•
changes in our customers' or the public's perceptions regarding the use of artificial intelligence ("AI");
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

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described above and under the heading "Risk Factors". Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Founded in 1980, CCC is a leading SaaS platform for the multi-trillion-dollar P&C insurance economy powering operations for insurers, repairers, automakers, part suppliers, lenders, and more. CCC cloud technology connects more than 35,000 businesses digitizing mission-critical workflows, commerce, and customer experiences. A trusted leader in AI, internet of things ("IoT"), customer experience, network and workflow management, CCC delivers innovations that keep people's lives moving forward when it matters most.

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

We believe we have become a leading insurance and repair SaaS provider in the U.S. by increasing the depth and breadth of our SaaS offerings over many years. Our insurance solutions help insurance carriers manage mission-critical workflows across the claims lifecycle, while building smart, dynamic experiences for their own customers. Our software integrates seamlessly with both legacy and modern systems alike and enables insurers to rapidly innovate on our platform. Our repair solutions help collision repair facilities achieve better performance throughout the collision repair cycle by digitizing processes to drive business growth, streamline operations, and improve repair quality. We have more than 300 insurers on our network, connecting with approximately 29,500 repair facilities through our multi-tenant cloud platform. We believe our software is the architectural backbone of insurance DRP systems and is a primary driver of material revenue for our collision shop customers and a source of material efficiencies for our insurance carrier customers.

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

We have processed more than $1 trillion of historical data across our network, allowing us to build proprietary data assets that leverage insurance claims, vehicle repair, automotive parts and other vehicle-specific information. We believe we are uniquely positioned to provide data-driven insights, analytics, and AI-enhanced workflows that strengthen our solutions and improve business outcomes for our customers. Our AI solutions increase automation across existing insurance and repair processes including vehicle damage detection, claim triage, claim handling, casualty claim processing, repair estimating, intelligent claim review, and claim subrogation. We deliver real-world AI with more than 100 U.S. auto insurers and more than 1,000 U.S. collision repairers actively using AI-powered solutions in production environments.

One of the primary obstacles facing the P&C insurance economy is increasing complexity. Complexity in the P&C insurance economy is driven by technological advancements, IoT data, new business models, supply-chain disruption, and changing consumer expectations. We believe digitization plays a critical role in managing this growing complexity while meeting consumer expectations. Our technology investments are focused on digitizing complex processes and interactions across our ecosystem, and we believe we are well positioned to power the P&C insurance economy of the future with our data, network, and platform.

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

We have strong customer relationships in the end-markets we serve, and these relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. We have customer agreements with more than 300 insurers (including carriers, self-insurers and other entities processing insurance claims), including 27 of the top 30 automotive insurance carriers in the U.S., based on DWP, and hundreds of regional carriers. We have more than 35,000 total customers, including approximately 29,500 automotive collision repair facilities (including repairers and other entities that estimate damaged vehicles), approximately 5,000 parts suppliers, 13 of the top 15 automotive manufacturers, based on new vehicle sales, and numerous other companies that participate in the P&C insurance economy.

P&C Insurance Economy

P&C insurance is one of the largest global industries. The U.S. P&C insurance industry alone serviced approximately $775 billion in DWP in 2022. Insurance is a necessity for the majority of businesses and consumers, and, as a result, the P&C insurance industry has seen steady long-term growth.

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

In the automotive insurance sector, which represents nearly half of the U.S. P&C insurance industry, processing a single event, such as a claim, can require hundreds of micro-transactions across its supporting economy, involving consumers, lenders, collision repair facilities, automotive manufacturers, dealers, parts suppliers, medical providers, vehicle auctions, and others. These transactions depend on extensive hyper-local decisions and data, creating a level of complexity that can increase processing costs as well as the potential for fraud and other forms of claims leakage. For automotive claims, the end result is approximately two billion days of cumulative claims cycle time (loss date to claim completion date) in the U.S. each year. For our insurance partners, cycle time is costly, which is one reason why, as of 2023, CCC’s platform is relied upon by 27 of the top 30 auto insurers based on DWP in the U.S. to digitize complexity and improve business outcomes.

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

•
Vehicle parts proliferation: Repairable parts per auto claim have increased 60% since 2010
•
Internal technology systems: The average lines of software code per new vehicle doubled from 100 million in 2015 to 200 million in 2020
•
Growing connected car capabilities: By 2030, 95% of new vehicles sold globally are expected to be connected
•
Advanced Driver Assistance Systems (“ADAS”) and diagnostics systems: The number of vehicles receiving a diagnostic scan as part of a collision repair has increased 1,000% since 2017
•
Vehicle Electrification and related infrastructure: By 2035, 50% of global car sales are expected to be electrified vehicles
•
Vehicle damage severity from collisions: Since 2017, the cost to repair vehicles damaged in automotive claims has increased 54%

We believe the only way to effectively manage increasing complexity is through digitization. Since our inception over forty years ago, we have focused our technology on what we believe to be our customers’ most complex problems. We have digitized total loss valuations, repair estimates, DRP programs, shop management functions, repair workflows, medical claims, parts ordering, subrogation, payments, and much more. In the process, we have built integrations and facilitated partnerships that enable information sharing across our vast network of customer companies. Our solutions are well-suited for the next wave of complexity, and we believe these trends will continue to accelerate adoption of CCC’s platform and applications.

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

Our innovative cloud-based applications provide the P&C insurance economy with the capabilities required to manage their businesses, optimize decision making, and digitize intricate workflows. We have a proven Research & Development (R&D) engine with a strong track record of software innovation and deployment on our cloud platform. CCC’s innovations are helping to deliver intelligent claims automation to the P&C insurance economy. CCC's Estimate – STP ("Straight Through Processing") is the industry’s first estimating experience capable of delivering touchless line level estimate detail in minutes. By combining artificial intelligence, insurer driven rules and a connected ecosystem, Estimate – STP is designed to revolutionize the estimating experience for insurers and policyholders. CCC Estimate – STP has already been deployed in-market with more than twenty-five insurance carriers.

We believe our ability to rapidly innovate and deploy new software solutions via our cloud technology platform, along with our depth of data and leading network, sets us apart from the competition. The key benefits we deliver for our customers include:

•
Multi-tenant public cloud platform enabling flexibility and innovation: CCC’s platform operates in a secure multi-tenant public cloud environment, with over 648,000 registered users and 5.2 billion database transactions processed per day. Our platform enables us to innovate in response to new market trends and customer needs and rapidly deploy new solutions to our more than 35,000 customers. We continuously enhance existing solutions and bring new solutions to market, deploying more than 1,400 software releases in 2023.
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
•
Long-term customer relationships: Over several decades we have developed strong relationships with leading insurers, collision repair groups, and automotive manufacturers, among others. Our company-wide Net Promoter Score is 83, which underscores the customer-centric focus that defines our organization including our sales, marketing, product, technology, and operations teams. We are a trusted partner to our clients, which allows us to collaborate and adapt our business based on customer feedback and changing expectations to stay ahead of our competition.
•
Network access: CCC’s cloud platform is used by more than 35,000 companies, including insurers, repairers, automotive manufacturers, parts suppliers, financial institutions, and others. Integrating to CCC’s platform unlocks real-time cloud connections across our ecosystem, enabling customers to digitize workflows that are otherwise cumbersome and costly. Our network processes more than 500 million interface transactions each year where information is passed from one network participant to another; for example, from an insurer to a repair facility.
•
Proven R&D engine: We invest heavily in R&D efforts and are committed to delivering market-leading technology for the P&C insurance economy. In recent years, our innovation efforts have focused on Mobile and AI technology, and we have released several new solutions incorporating Mobile and AI that have experienced rapid industry adoption as our customers look to improve customer experience and enable automation. We deploy real-world AI solutions at enterprise scale. Our AI solutions combine our data assets with proprietary machine learning and analytics frameworks to automate processes so as to reduce processing costs and leakage for our customer base. Today, CCC has developed more than 300 AI models, some of which are in use across more than 100 insurers, including 27 of the top 30 U.S. automotive insurers based on DWP.
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
•
Enterprise scale and support: We process more than $100 billion of transactions annually for our more than 35,000 customers, delivering mission-critical SaaS solutions that our customers can count on. Since January 2019, CCC’s systems have achieved 99.94% uptime on average, giving our customers the confidence to depend on CCC’s performance. We have dedicated implementation and training teams, and have proven success in implementing solutions for leading insurance carriers and thousands of small businesses.

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
•
Expanding the breadth of our solutions: Our long-term focus is to digitize all P&C insurance economy workflows, targeting processing costs and leakage. In 2023, our R&D spend was 20% of revenue; however, including the impact of capitalized time related to internal use software, our total spend was 25% of revenue on R&D with a primary focus on technology leadership and continuous innovation. In 2023, we launched offerings that expanded the breadth and depth of our solutions across a number of areas including claim handling with CCC First Look and Casualty Impact Dynamics, digital website building with CCC Amplify, repair estimating with AI capabilities within CCC ONE Estimating-IQ, and subrogation with CCC Inbound Subrogation, among others.
•
Broadening our network ecosystem: We have a large network of companies on our platform that are dependent on the P&C insurance economy and derive value from connecting to others across the ecosystem through CCC. The breadth and depth of our platform creates network effects that accelerate the demand for our software solutions. We intend to extend our network of companies, including customers and ecosystem partners, to enhance our value proposition and create new market growth opportunities.
•
Growing our geographic footprint: We believe there is significant opportunity for our solutions outside of the U.S. For example, in China we have built an early position digitizing claims estimating processes with some of the largest automotive insurance carriers. We believe opportunities exist to expand our solutions in other markets across the world, which we expect to pursue over time.
•
Pursuing acquisitions: We have acquired and integrated numerous businesses throughout CCC’s history. In 2022, we acquired Safekeep and integrated their digital subrogation capabilities into CCC's suite of insurance solutions. We intend to continue to pursue targeted acquisition opportunities to accelerate our business strategy and growth through solution, market, or geographic expansion.

Our Solutions

We provide an integrated suite of software applications built on our cloud platform to serve the P&C insurance economy, including insurance, repair, and other end-markets. Our SaaS solutions are sold individually or in packages, depending on the specific solution and end-market.

INSURERS
300+
REPAIR FACILITIES
29,000+
Mission-critical
(99.95% uptime)(3)
AI-enabled
OEMs
All major
OEMS
PARTS
SUPPLIERS
4,500+
CCC Cloud
Enabling experiences for
40M+ consumers annually
100% SaaS
35K+
companies
OTHERS
Lenders, Fleets, Salvage, Tow, Ridesharing, Diagnostics, & more

CCC Insurance Solutions

CCC’s solutions help insurers digitize processes, from customer intake to claim resolution, while building smart, dynamic experiences for their customers. Many of our solutions leverage the power of the CCC network by facilitating ecosystem interactions required to complete insurer processes. All of our insurance solutions are cloud-based SaaS solutions that power critical carrier workflows. Our insurance solutions represent approximately 49% of our 2023 total revenues, with 93% of that representing software revenue and 7% representing other revenue. Our key insurance solutions include:

•
CCC Workflow: Our suite of workflow tools support end-to-end digital insurance workflows, from customer intake to claim resolution. Our solutions enable mobile experiences, modern communications, configurable workflows, and network integrations, all while empowering insurers to seamlessly customize and configure solutions to meet unique business needs. Mobile solutions provide a digital channel for communicating with the modern consumer, starting with vehicle documentation when a new insurance policy is created. Our solutions support critical claims processes, including claims documentation, photo capture, repair scheduling, and two-way text communications. Our workflow solutions leverage sophisticated rules engines and AI to automate and customize routing, review, and approval processes. Our network management capability powers insurance DRPs, enabling insurers to seamlessly connect and collaborate with repair facilities and other companies to provide accurate and timely information about a claim flow from the right party at the right time.
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
•
CCC Casualty: Personal injuries resulting from automotive accidents lead to casualty claims, which require insurers to process medical bills and demand packages for first and third-party claims, respectively. Our casualty solutions automate and expedite casualty claims processing by applying intelligent rules based on insurer-specific parameters to process casualty claims data quickly and segment payment-ready bills from those that the insurer wants to review. Our Impact Dynamics solution helps insurers pay what they owe more quickly and efficiently by applying AI to photos of vehicle damage to identify potential for casualty exposure early, inform claims segmentation, and support adjuster decision-making. Our tools and services modernize a manual, paper-burdened system with a comprehensive, configurable experience to help insurers make timely, consistent payments across bill types, and provide analytics dashboards to visualize trends and industry benchmarks.
•
CCC Subrogation: In subrogation, insurance companies work with one another to resolve claims settlements when a first-party carrier seeks compensation from a third-party carrier whose insured is partially or wholly at fault for a claim paid out to the first-party claimant. CCC’s outbound subrogation solutions automate subrogation opportunity identification for carriers by applying AI and Natural Language Processing ("NLP") to claims data. Our outbound solutions digitize subrogation workflows including the creation and distribution of demand packages with third-party carriers that include supporting evidence for subrogation claims. CCC's inbound subrogation solutions apply AI and NLP, along with historical CCC estimate data, to incoming subrogation demands. Our inbound solutions enable insurance carriers to rapidly ingest, respond, and settle demands with other carriers. CCC’s subrogation solutions can apply to multiple lines of insurance, including automotive, property, and workers' compensation.
•
CCC Claim Handling: Claim handling is typically performed by claims adjusters who work closely with insured parties who are experiencing a claim to ensure a timely and accurate claim resolution. CCC First Look can be used by claims adjusters to capture claim information digitally by ingesting photos from various sources, including consumers and salvage providers. AI is applied to validate photos and inform routing and workflow decisions, including determining total loss and casualty potential.

CCC Repair Solutions

CCC’s solutions help automotive collision repairers achieve better repair facility performance, from lead generation through repair completion and payment. Our platform improves every stage and level of the collision repair cycle, combining key business operations into one solution to drive more business, improve repair quality, simplify operations, and exceed consumer expectations for our collision facility customers. Collision repairers use our platform to connect with the industry’s leading network of partners and suppliers across the insurance and repair ecosystem. Our repair solutions represented approximately 44% of our 2023 total revenues, with 99% of that representing software revenue and 1% representing other revenue. Our key repair solutions include:

•
CCC Estimating: Our collision repair estimating solution is built on CCC’s proprietary database that enables repair estimate creation while connecting repairers to real-time parts pricing and availability, Original Equipment Manufacturer (“OEM”) repair procedures, and insurer guidelines. Repairers can capture photos and repair information at the vehicle with CCC Estimating's mobile application and collaborate on repair estimates digitally with insurance partners. Users have access to our network of insurers and their corresponding requirements, which can accelerate estimate reviews and supplemental requests. Our Estimating-IQ enhancement incorporates AI into the repair estimating application to provide repairers with a jump start on estimating by applying machine learning to prepopulate estimates with parts and labor operations based on photos of vehicle damage and individual repair facility configurations. Our estimating solutions help reduce errors and improve cycle time for collision repairers and their partners.
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
•
CCC Repair Workflow: Repair workflow is the industry’s leading repair management tool that enhances productivity and simplifies operations for thousands of repair facilities. Repairers can schedule and track vehicle repair status, capture diagnostics data, assign tasks, and manage productivity across their operation. Configurable dashboards provide visibility into performance. Repairers can also streamline repair management leveraging CCC’s real-time parts ordering platform, selecting parts from multiple vendors through a single shopping cart and invoice. CCC repair workflow solutions also integrate customer interactions. CCC Amplify helps collision repairers build and launch customized websites through the CCC ONE platform, with integrated shop information, to support online presence and lead generation efforts. CCC Engage helps collision repairers attract qualified leads and simplify the estimate process by initiating appointment and estimate creation online. CCC Engage integrates into participating insurer workflows for direct appointment scheduling through insurer channels. CCC repair workflow solutions also enable integrated customer-to-shop payments, automatically storing payment records and simplifying reconciliation.
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

CCC Ecosystem and Other Solutions

CCC offers enterprise solutions that support multiple customer segments, along with specific solutions tailored to other segments of the insurance ecosystem, including parts suppliers, automotive manufacturers, and diagnostics service providers. These solutions extend the CCC network and create value for companies connecting to our platform to improve business outcomes. Other ecosystem solutions represent approximately 6% of our 2023 total revenue, with 92% of that representing software revenue and 8% representing other revenue. Some of CCC’s other ecosystem solutions include:

•
CCC Parts Solutions: Our parts platform allows automotive parts wholesale dealers, aftermarket parts suppliers, and parts recyclers to make their inventory available to our collision repair and insurance networks in real-time. Using this platform, participating customers are able to give their parts maximum visibility at the moment when repairers are using CCC software to write their repair estimates. This enables parts providers to display their parts inventory and promotional pricing, while automating order processing, invoicing, and settlement.
•
CCC Automotive Manufacturer Solutions: We offer a range of automotive manufacturer solutions that give access to our network, enable repair quality, and leverage telematics vehicle data to create valuable efficiencies across insurance and repair workflows. CCC OEM Net provides a network management platform to automotive manufacturers including collaboration tools, repair certification capabilities, and reporting dashboards that empower data-driven management of OEM-certified repair shop networks. We enable the integration of up-to-date OEM repair methods and diagnostics trouble codes into our platform to give our network of repair facilities and technicians the tools to execute a proper repair. Our automotive telematics solutions can enable new use cases across CCC’s integrated ecosystem, including connected safety and vehicle diagnostics solutions. Our telematics solutions are designed to integrate vehicle telemetry data, such as driving data, accident data, and diagnostics trouble codes, into existing insurance and repair workflows, expediting decisions and reducing cycle time across our ecosystem. Auto manufacturers also benefit from CCC Parts through analytics and the ability to offer promotional pricing to their shops and dealers.
•
CCC Diagnostics Service Provider Solutions: Our repair diagnostics platform allows companies that provide diagnostics, calibration, and programming service solutions to connect to the CCC Diagnostics repair network. Service provider integrations allow repair facilities to capture and document scan information in CCC workfiles, streamlining diagnostics processes. Repairers using the solution can share results of vehicle scans and calibrations with consumers and participating insurers within CCC Repair Workflow.
•
CCC Payments: Our enterprise payments platform enables electronic payment flows via third-party payment processing partners for companies across the P&C insurance economy. CCC payments functionality is designed to integrate into existing CCC applications, presenting payment information within existing workflows. The solution is initially focused on insurer outbound payments, where it enables payments across lines of business. Recipients of payments only need to enter their payment information once to have it seamlessly deployed across the CCC network, making it easy to activate electronic payments at scale. Our payments platform reduces administrative costs and cycle time while improving customer satisfaction.

CCC International Solutions

CCC provides insurance claims software to some of the largest automotive insurers in China. Our software solutions are tailored for the Chinese market, and include workflow, estimating, audit and analytics solutions. We are assessing other international market expansion opportunities by evaluating partnerships and acquisitions of strategic assets. Our international solutions represent approximately 1% of our 2023 total revenue, with 100% of that representing software revenue.

Our Technology

CCC has been a technology leader in the P&C insurance economy for several decades and has a strong track record of innovation. We were one of the leaders in the transition to cloud services, launching our initial CCC cloud capabilities beginning in 2003. Today, our solutions are powered by our secure multi-tenant public cloud. Our cloud architecture creates several benefits for our customers and partners across the P&C insurance economy, including:

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

•
Innovation: We invest heavily in R&D and continuously bring new innovative solutions to market. For existing customers with integrations to CCC’s platform, new solutions can be deployed into production environments as soon as configuration and training is complete, enabling our customers to keep up with rapidly changing industry trends and consumer expectations. We continuously update and enhance our software, deploying more than 1,400 releases in 2023, with a software release quality success rate averaging more than 96% since 2019.
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
•
Availability and Uptime: CCC’s application environment is designed for high availability utilizing redundant databases, servers, network components, and storage, which maximizes availability through a network architecture designed to compartmentalize web, application, and database layers. Since 2019, CCC system availability has been 99.94%, meeting CCC’s customer service performance and processing commitments.

Our technology infrastructure offers proven performance at enterprise scale and is designed to support the future needs of our industry as data continues to proliferate. As of year-end 2023, we processed more than 275 terabytes of network traffic and execute nearly 5.2 billion database transactions each day. We have invested in hyperscale infrastructure, enabling us to effectively process and store extremely large amounts of information, photos, videos, and driving data. For example, we receive, process, and store nearly 800 million photos each year.

Our application layer delivers solutions to a base of more than 648,000 registered users. CCC applications power end-to-end customer experiences, digital workflows, AI, network management, and telematics capabilities across the markets we serve. Our AI approach is based on automated deep learning and parallel processing of mathematical models. This comprehensive approach to data science allows us to continuously improve the accuracy of existing models and release new models that automate time consuming workloads.

Network integrations across more than 300 insurers, approximately 29,500 repair facilities, the majority of OEMs and thousands of other ecosystem participants unlock the power of the CCC platform. Our network creates tremendous value for our customers, is not easily replicated, and sets us apart from other vertical software companies. We believe that integrating to the insurance economy is the only way to deliver full end-to-end digital workflows across insurance processes. Today we enable more than 500 million interface transactions each year.

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

Our sales teams are structured to address the different needs of our markets. For our small and midsize business sales efforts, CCC employs a geographically dispersed account team structure to facilitate in-person demos and direct sales, along with an inside sales team. For larger insurance and automotive clients, CCC combines both enterprise and regional account teams with solutions and consulting services to lead marketing and sales efforts. Custom analysis, pilot programs, and highly consultative account teams drive customer software expansion and adoption.

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

We leverage our strategic partnerships and networks to drive sales and market software functionality. Suppliers and clients on the CCC network, including major parts suppliers, diagnostics service providers, insurers, repair facilities and OEMs, help to market CCC software. These co-marketing efforts expand our network and reinforce client value.

Our Customers

We believe we have strong customer relationships across the more than 35,000 total customers in the end markets we serve, and these relationships are a key component of our success given the long-term nature of our contracts and interconnectedness of our network.

We have more than 300 total insurance customers in the U.S., comprised of national carriers and regional carriers. In 2022, our national carrier customers included 27 of the top 30 automotive insurers based on DWP, with average customer relationships spanning more than 10 years, and numerous exclusive arrangements. Our national carrier customers also represent 27 of the top 30 overall P&C insurers in the U.S based on DWP. We work with hundreds of regional carriers, and across all our insurance customers our average contract is approximately three to five years in duration.

We have approximately 29,500 automotive collision repair customers, including national MSOs, regional MSOs, independent repair facilities, and automotive dealers that perform collision repair. We partner with all of the national MSOs across the U.S. Our average repair facility contract is approximately 3 years in duration, though MSO customers can have longer contract terms.

In addition to insurance and repair, our customers include approximately 5,000 parts suppliers, 13 of the top 15 automotive manufacturers as of 2023, and other companies that participate in the P&C insurance economy. Our software solutions and platform are designed to create value for our customers by boosting efficiency, improving cycle time, increasing innovation potential, and enhancing end-customer experiences.

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

Intellectual Property

We own or have pending patents and patent applications, which generally apply to our software. As of December 31, 2023, we owned 30 issued U.S. patents, which are scheduled to expire between April 2026 and December 2040, and 12 patent applications pending for examination in the U.S.

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

Environmental, Social and Governance (“ESG”)

At CCC, we are committed to conducting our business in a responsible and sustainable manner. Our ESG approach is designed to align with our corporate strategy and our mission to keep people’s lives moving forward when it matters most. Our Board has delegated responsibility for developing and implementing goals regarding environmental, social, and governance and sustainability matters to the Nominating and Corporate Governance Committee and has also directed that the Human Capital and Compensation Committee participate and provide oversight and guidance on social and culture areas affecting ESG-related matters. The Board and the Audit Committee oversee our governance and risk management activities. We have a cross-functional ESG working group responsible for integrating sustainability, responsible practices, and stakeholder engagement into our operations, and have conducted an ESG issues assessment and performed a greenhouse gas emissions assessment.

Human Capital Management

As of December 31, 2023, we had approximately 2,325 employees and 600 contingent employees. As of December 31, 2023, we had approximately 2,210 employees in the U.S. and approximately 115 employees internationally. None of our employees are represented by a labor union and we have not had any work stoppages.

We have continued to prioritize the health and safety of our employees, offering a flexible work model that balances business requirements and employee preferences. We believe this approach helped us continue to retain our current employees and remain competitive when hiring future talent.

Our highly engaged workforce is a result of employees’ collective demonstration of our values—integrity, customer-focus, innovation, inclusion and diversity ("I&D"), tenacity, and connection—as well as our collaborative and results-oriented culture. Our annual performance management process embeds behavioral competencies holding our leaders accountable for maintaining highly engaged teams and supporting the development of others. Every employee is encouraged to work with their manager to create an individual development plan focused on their career aspirations and documenting objectives they will strive to achieve through opportunities such as self-directed e-learning, soft-skill and technical/product training via our Learning Academy, professional certifications, stretch assignments, and our formal mentorship program. We also offer tuition reimbursement for employees who wish to continue their formal education.

Our goal is to hire individuals who share the passion for and commitment to the work we do. We offer a comprehensive compensation and benefits program that includes competitive wages, a 401(k) with match, an Employee Stock Purchase Program, and a holistic wellness program. Recognizing the importance of work/life balance to mental and physical health, we offer an Employee Assistance Program and paid time off (“PTO”) plan that we encourage employees to use. Ongoing market evaluation help us to identify areas where additional investment may be needed to maintain competitiveness.

To ensure we are advancing our under-represented hiring, we have partnered with several job boards and event-based recruiting companies who help to expand our reach to a broader, more diverse set of candidates. We have a formal internship program, targeting leading universities throughout the country and make explicit efforts to partner with diverse universities. Through our focus on increasing the diversity of our candidate pool, we increased the number of 2023 new hires from under-represented backgrounds as compared to the prior year.

We believe a diverse workforce at all levels and an inclusive culture are foundational to our success and will enable us to better serve our customers. We have a Diversity Advisory Council (“DAC”) whose mission is to support the development and execution of our I&D strategy. Through the DAC, we continued to organize several unique cultural/heritage events in 2023 to celebrate and honor the diversity of our team members and support employee-driven employee resource groups (“ERGs”) – the African American Alliance, the Women’s Network, and the Growing Professionals ERG. In 2023, we also added a fourth ERG - PROUD, made up of employees who identify as LGBTQ+ and their allies.

We recognize that women and people of color continue to be under-represented in the technology and collision repair industries, and that is why we prioritize our corporate giving to those organizations whose mission is to increase access and exposure to careers in these fields. In 2023, we continued our support of Black Girls Code and the Thurgood Marshall College Foundation, as well as the Collision Repair Education Foundation, Collision Industry Foundation, Women’s Industry Network, and the National Society of Black Engineers.

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

Our revenue is dependent on customers in the P&C insurance and automotive collision industries, and historically a relatively small number of customers have accounted for a significant portion of our revenue. There were no customers which individually accounted for more than 10% of our total revenue during the year ended December 31, 2023. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue for the foreseeable future. As a result, if we fail to successfully renew our contracts with one or more of these customers, or if any of these customers reduce or cancel services or defer purchases, or otherwise terminate their relationship with us, our business, results of operations and financial condition would be adversely impacted. Some of our SaaS arrangements with our customers can be canceled or not renewed by the customer after the expiration of the SaaS term, as applicable, on relatively short notice. Additionally, we may be involved in disputes with our customers in the future and such disputes may impact our relationship with these customers. The loss of business from any of our significant customers, including from cancellations or due to disputes, could materially impact our business, results of operations and financial condition.

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

Maintaining and enhancing our brand will depend largely on our ability to be a technology innovator, to continue to provide high quality solutions and to protect and defend our brand names and trademarks, which we may not do successfully. We have not engaged in extensive direct brand promotion activities, and we may not successfully implement brand enhancement efforts in the future. Our solutions and services generally are branded and are likely associated with the overall experiences of a participant in the insurance economy, which is largely outside of our control. Any brand promotion activities we undertake may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, we may fail to attract new customers and partners or retain our existing customers and partners and our business and financial condition may be adversely affected. Any negative publicity relating to our customers, employees, partners, or others associated with these parties, may also tarnish our own reputation simply by association and may reduce the value of our brand. Damage to our brand and reputation may result in reduced demand for our solutions and increased risk of losing market share to competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.

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

Our SaaS arrangements also contain service level agreement clauses which may include penalties for matters such as failing to meet stipulated service levels. The consequences in such circumstances could include monetary credits for current or future service engagements, reduced fees for additional solution sales, cancellations of planned purchases, a customer’s refusal to pay their contractually-obligated SaaS or professional service fees, and our reputation being tarnished. Should these penalties be triggered, our results of operations may be adversely affected. Furthermore, any factor adversely affecting sales of our SaaS solutions, including application release cycles, delays or failures in new functionality, market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could have a material adverse effect on our business, financial condition and results of operations. Additionally, the entry into new markets or the introduction of new features, functionality or applications beyond our current markets and functionality, including new AI tools, may not be successful. If we invest in the development of new solutions, we may not recover the “up-front” costs of developing and marketing those solutions, or recover the opportunity cost of diverting management, technical and financial resources away from other efforts. If we are unable to successfully grow our SaaS business and navigate our growth strategy in light of the foregoing uncertainties, our reputation could suffer and our results of operations may be impacted, which may cause our stock price to decline.

Public health outbreaks, epidemics or pandemics could harm our business and results of operations.

Public health outbreaks, epidemics and pandemics could materially and adversely impact our business. Responses to the COVID-19 pandemic included, and responses to future outbreaks, epidemics or pandemics could include, certain intensified preventative or protective public health measures undertaken by governments, businesses and individuals, including orders to shelter-in-place and restrictions on travel and permitted business operations. These responses could result in global business disruptions that adversely affect workforces, organizations, economies, and financial markets globally, leading to an economic downturn, increased market volatility, or other adverse macroeconomic conditions, any of which could impact our results of operations.

We continued to conduct business during the COVID-19 pandemic, with modifications to employee travel and work locations as well as virtualization, postponement or cancellation of certain sales and marketing events, among other changes, but future outbreaks, epidemics or pandemics may require other modifications to our business. The extent of the impact of any such modifications on our business, including the effects on our customers, prospects and employees, and on our financial results, remains uncertain.

The impact of a public health outbreak, epidemic or pandemic, including a resurgence in the COVID-19 pandemic, on the global economy could decrease technology spending by our existing and prospective customers and adversely affect their demand for our solutions. Further, responses to such events may impact our sales and implementation cycles which could result in us providing contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue or in difficulty in accurately predicting our financial forecasts. Additionally, any economic downturn or rising unemployment rates resulting from such an outbreak, epidemic or pandemic have the potential to significantly reduce individual and business disposable income and depress consumer confidence, which could limit the ability or willingness of some consumers to obtain and pay for our customers’ products in both the short- and medium-terms, which may negatively impact the ability of our customers to pay for our services or require such customers to request amended payment terms for their outstanding invoices. We are unable to predict the impact that a public health outbreak, epidemic or pandemic may have going forward on the business, results of operations or financial position of any of our major customers, which could impact each customer to varying degrees and at different times and could ultimately impact our own financial performance.

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

Our largest customers are carriers who have experienced, and will likely experience in the future, losses from catastrophes, natural disasters or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather, epidemics, pandemics and fires. Global warming trends associated with climate change are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or war could cause disruptions to our business or our customers’ businesses or the economy as a whole.

The risks associated with natural catastrophes, war and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. In recent years, for example, parts of the U.S. suffered extensive damage due to multiple hurricanes, fires, floods and other extreme weather events. The combined effect of those losses on carriers was significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue as such events may cause customers to postpone purchases of new offerings or to discontinue existing projects. Any of these events could materially impact our business, results of operations and financial condition.

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

Changes in the P&C insurance and automotive collision industries, including the adoption of new technologies, such as artificial intelligence or autonomous vehicles, may significantly impact our results of operations.

Aspects of our business, and our customers’ businesses, which our solutions and services support, can be impacted by events in the P&C insurance and automotive collision industries which are beyond our control. Certain trends in the automotive industry, including adoption of artificial intelligence solutions, the continued adoption of semi-autonomous or autonomous vehicles and the advent of improved automotive safety features, may potentially impact the future market for, and operations of, the P&C insurance and automotive collision industries. While the impacts and timing of these changes are currently unknown, if this has an adverse impact on the P&C insurance or the automotive collision industries, it could have an adverse impact on our future result of operations.

Our customers may defer or forego purchases of our solutions or services in the event of weakened global economic conditions, political transitions or industry consolidation.

Our financial performance depends, in part, on the state of the economy. Declining levels of economic activity may lead to declines in spending in the industries we serve, which may result in decreased revenue for us. Concern about the strength of the economy may slow the rate at which businesses are willing to enter into new contractual arrangements, potentially including those for our solutions. If our customers and potential customers experience financial hardship as a result of a weakened economy, industry consolidation, or other factors, the overall demand for our solutions could decrease. If economic conditions worsen, our business, results of operations, and financial condition could be adversely impacted. Consolidation in the P&C insurance industry may result in reduced overall spending on our solutions. Acquisitions of customers or potential customers can delay or cancel sales cycles or result in existing arrangements not being renewed, and because we cannot predict the timing or duration of such acquisitions, our results of operations could be materially impacted.

Global events such as the imposition of various trade tariffs by the U.S. and China, public health outbreaks such as the COVID-19 pandemic, supply chain disruption, inflationary pressures, labor shortages, global conflicts including the wars in Ukraine and the Middle East, and political transitions in the U.S. and globally have created and may continue to create economic uncertainty in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our solutions or services, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Moreover, during challenging economic times, our customers may be unable to timely access sufficient credit, which could impair their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an allowance for doubtful accounts, which would adversely affect our financial results. A substantial downturn in the insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying or canceling information technology projects, or seeking to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy, both in the U.S. and abroad, including conditions resulting from financial and credit market fluctuations, could decrease corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.

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

Recently, there has been a pronounced rise in inflation in the U.S. and globally, which generally increases the costs of our business operations. We have a substantial number of long-term customer contracts, which means we cannot modify the prices paid by the customers under such contracts to pass along such increased costs.

We face competition in our market, which could negatively impact our business, results of operations, and financial condition and cause our market share to decline.

The market for our solutions is competitive. The competitors we face in any sale opportunity may change depending on, among other things, the line of business making the purchase, the solutions(s) being sold, the geography in which the customer is operating, and the size of the customer to which we are selling. These competitors may compete on the basis of price, the time and cost required for software implementation, custom development, or unique solution features or functions. Outside of the U.S., we are more likely to compete against vendors that may differentiate themselves based on local advantages in language, market knowledge, existing relationships with customers and content applicable to that jurisdiction.

As we expand our portfolio, we may begin to compete with software, technology and other providers that we have not competed against previously and where technology and applications may, in time, become more competitive with our offerings.

We expect the intensity of competition to remain high in the future, as the amount of capital invested in current and potential competitors, including insurance technology companies, has increased significantly in recent years. As a result, our competitors or potential competitors may develop improved product or sales capabilities, or even a technology breakthrough that disrupts our market. The emerging availability of "off-the-shelf" artificial intelligence models may increase the ability of existing and new competitors to develop technology and applications which may compete with our solutions. Continuing intense competition could result in increased pricing pressure, increased sales and marketing expenses, and greater investments in research and development, each of which could negatively impact our profitability. Current and potential competitors may be able to devote greater resources to, or take greater risks in connection with, the development, promotion, and sale of their products than we can devote to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs, thus leading to their wider market acceptance. We may not be able to compete effectively and competitive pressures may prevent us from acquiring and maintaining the customer base necessary for us to increase our revenue and profitability.

In addition, the P&C insurance economy is evolving rapidly, and we anticipate the market for cloud-based solutions will become increasingly competitive. If our current and potential customers move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services either comparable or better suited than ours to address the demand for such cloud-based solutions, which could reduce demand for our offerings. This could include new competitors, or new offerings from existing competitors, that utilize artificial intelligence based tools. To compete effectively we will likely be required to increase our investment in research and development, as well as the personnel and third-party services required to improve reliability and lower the cost of delivery of our cloud-based solutions. This may increase our costs more than we anticipate and may adversely impact our results of operations.

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

As technology continues to develop at a rapid pace, both within the P&C insurance economy and more broadly across the insurance ecosystem, the possibility of the development of technological advancements made by other firms will increase. If we are unable to internally develop or acquire suitable alternatives to such developments or otherwise deploy competitive offerings our business and growth opportunities may be challenged. Additionally, certain P&C insurance ecosystem customers may seek to develop internal solutions which could potentially compete with related offerings from us in whole or part. Technologies such as enhanced modeling, artificial intelligence and machine learning technology may offer certain firms, including insurance carriers, the opportunity to make rapid advancements in the development of tools which may impact the industry broadly.

New solutions utilize and will continue to be based on AI technologies in the future. As such, the market acceptance of AI-based solutions is critical to our continued success. In order for cloud-based AI solutions to be widely accepted, organizations must overcome any concerns with placing sensitive information on a cloud-based platform. Furthermore, our ability to effectively market and sell AI-based solutions to customers is partly dependent upon the pace at which enterprises undergo digital transformation as well as on our customers' (and their customers') acceptance of the use of AI. Customers' acceptance of the use of AI may be impacted by public perceptions of the use of AI generally, including concerns relating to its reliability, bias and other factors. If our customers do not accept the use of AI, or put significant limitations on how AI can be deployed in the solutions they purchase, it may have a material and adverse impact on our business, results of operations or financial condition. Additionally, as technologies continue to become more integrated with AI technologies, governments may implement data privacy and AI regulations with which we will need to comply, and which may result in the incurrence of additional costs and expenses.

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

We have expanded our operations over time and expect to continue to do so in the future. During the COVID-19 pandemic we transitioned to a hybrid working model of in-person and remote work, which brings challenges to managing our business and work force, including increased risk of cyberattacks due to more employees working remotely. For more information please see — “Public health outbreaks, epidemics or pandemics could harm our business and results of operations.” This expansion and changing work environment have placed, and will continue to place, challenges on our operations and our personnel. We will also need to identify, add and retain additional qualified personnel across our operations. To manage our anticipated future operational expansion effectively, we must maintain, and continue to enhance, our IT infrastructure and financial and accounting systems and controls, and manage expanded operations and employees in geographically distributed locations. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new solutions. If we increase the size of our organization without experiencing an increase in sales of our solutions, we will experience reductions in our gross and operating margins and net income. We may also deem it advisable in the near-term or later to downsize certain of our offices in order to reduce costs, which may cause us to incur related charges. If we are unable to effectively manage our expanding operations or manage the increase in remote employees, our expenses may increase more than expected, our revenue could decline or grow more slowly than expected and we may be unable to implement our business strategy.

If we are unable to develop new markets or sell our solutions into these new and existing markets, our revenue will not grow as expected.

Our ability to increase revenue will depend, in large part, on our ability to further penetrate our existing markets and enter new markets, as well as our ability to increase sales from existing customers and attract new customers. The success of any enhancement or new solution or service depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new solutions, adaptation to new industry standards and technological changes, the ability to maintain and to develop relationships with third parties and the ability to attract, retain and effectively train sales and marketing personnel. Any new solutions we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the market acceptance necessary to generate significant revenue. Any new industry standards or practices that emerge, or any introduction by competitors of new solutions embodying new services or technologies, may cause our solutions to become obsolete. Any new markets in which we attempt to sell our solutions, including new countries or regions, may not be receptive or implementation may be delayed due to circumstances beyond our control, including economic and market factors, the applicable regulatory climate, public health outbreaks, epidemics and pandemics, natural disasters, war and terrorist attacks. Additionally, any expansion into new markets may require us to comply with new regulatory laws and regimes and increase our monitoring thereof on an ongoing basis, which will increase our costs, as well as the risk that we may not be in compliance on a timely basis or at all. Our ability to further penetrate our existing markets and enter new markets depends on the quality of our solutions and our ability to design our solutions to meet changing consumer demands and industry standards, as well as our ability to adopt to new markets and assure that our customers will be satisfied with our existing and new solutions. If we are unable to sell our solutions into new markets or attract new customers or to further penetrate existing markets, or to increase sales from existing customers by selling them additional solutions, our revenue will not grow as expected, which would have a material adverse effect on our business, financial condition and results of operations.

Developing significant revenue streams derived from our current research and development efforts may take several months or years, or may not be achieved at all.

Developing software is time consuming and costly, and investment in development may involve a long payback cycle. Our research and development expenses were $173.1 million, or 20% of our total revenue, for the year ended December 31, 2023. Including the amount we capitalized for internal use software of $46.3 million, our total spend was 25% of total revenue for the year ended December 31, 2023. Our future plans include significant investments to develop, improve and expand the functionality of our solutions, which we believe is necessary to maintain our competitive position. However, we may not recognize significant revenue from these investments for several months or years, or the investments may not yield any additional revenue.

Changes in, or violations by us or our customers of, applicable government regulations could reduce demand for or limit our ability to provide our solutions and services in those jurisdictions.

Our P&C insurance industry customers are subject to extensive government regulations, mainly at the state level in the United States and at the country level in our non-U.S. markets. Some of these regulations relate directly to our software and services, including regulations governing the use of total loss, casualty claims processing, and photo estimating software. If our insurance company customers fail to comply with new or existing insurance regulations, including those applicable to our software and services, they could lose their certifications to provide insurance and/or reduce their usage of our software and services, either of which would reduce our revenues. We have in the past and continue to spend considerable time and resources working with our customers to help them navigate these regulations, including Department of Insurance market conduct examinations and defending against class action lawsuits. If our solutions or services are found to be defective, we could be subject to liability. In addition, future regulations could force us to implement costly changes to our software and/or databases or have the effect of prohibiting or rendering less valuable one or more of our offerings. Also, we are subject to direct regulation in some markets, and our failure to comply with these regulations could significantly reduce our revenues or subject us to government sanctions.

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

Historically, transactions occurring outside of the U.S. have represented a small portion of our overall processed transactions. However, we may expand our international sales efforts. Operating in international markets, including in China, requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Because of our limited experience operating internationally, our international expansion efforts may not be successful. We may rely heavily on third parties outside of the U.S., and as a result we may be adversely impacted if we invest time and resources into such business relationships but do not see significant sales from such efforts. Potential risks and challenges associated with sales to customers and operations outside the U.S. include:

•
compliance with multiple conflicting and changing governmental laws and regulations, including employment, tax, money transmission, privacy, data protection, and AI laws and regulations;
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
•
compliance with sanctions laws and regulations and trade embargos, including those administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury;
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

The Chinese economy differs from the economies of most developed countries in many respects, including the degree of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Accordingly, our business, prospects, financial condition and results of operations may be affected to a significant degree by political, economic and social conditions in China generally. These conditions may be impacted by macroeconomic or geopolitical factors beyond our control, including any deterioration in the political and trade relationship between the U.S. and China. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China are still owned or controlled by the government. By virtue of our serving customers in China that are at least partially owned or controlled by the government, there is also an increased risk of running afoul of the FCPA and other laws and regulations concerning anti-bribery and anti-corruption, including local Chinese laws, particularly given that China is perceived to present a heightened risk from an anti-corruption perspective. Any efforts to expand our business operations in China may include engaging with partners and third-party intermediaries who may have direct or indirect dealings with those deemed by anti-corruption laws to be government officials, further increasing the risk of violations of such laws that may result in fines and/or criminal sanctions against us, our officers, or our employees. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. The growth rate of the Chinese economy has gradually slowed since 2010. A continued slowdown in the Chinese economy may reduce the demand for our solutions and services and materially and adversely affect our business and results of operations.

Our business activities are subject to the FCPA and similar anti-bribery and anti-corruption laws.

Anti-corruption and anti-bribery laws have been enforced aggressively in recent years. Our business activities are subject to the FCPA and other similar anti-bribery and anti-corruption laws, regulations, or rules of other countries in which we operate, including the U.K. Bribery Act. These laws are interpreted broadly and prohibit companies, their employees, and third-party intermediaries from authorizing, promising, offering, or providing, either directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. The FCPA also requires public companies to maintain accurate books and records and to devise and maintain an adequate system of internal accounting controls. While only representing a de minimis proportion of our total revenue, we count among our customers a number of government entities. We may have direct or indirect dealings with those deemed by anti-corruption laws to be government officials, which also include interactions in countries known or perceived to experience corruption, including China. Activities in such countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, partners, or third-party intermediaries that could be in violation of various anti-corruption laws. We have policies and controls intended to prevent these practices, including a Global Anti-Bribery Policy, Code of Ethics, mandatory anti-corruption trainings, financial controls, and a whistleblowing hotline, among others. While there is no certainty that all of our employees, consultants, partners, or third-party intermediaries will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws, our policies and controls aim to satisfy our obligation to comply with them.

Any violation of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, and liability for the actions of corrupt or other illegal activities of such third-party intermediaries, their employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. Additionally, any such violations could materially damage our reputation, brand, international expansion efforts, ability to attract and retain employees, and our business, prospects, operating results and financial condition. Responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

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

We attempt to protect our intellectual property, technology and confidential information by generally requiring our employees, contractors, and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements, all of which offer only limited protection. These agreements may not effectively prevent, or provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology. Similarly, our customers, contractors, consultants and vendors may allege ownership of, or other rights in or to, confidential information, intellectual property or technology which we consider to be proprietary. Despite our efforts to protect our confidential information, intellectual property, and technology, unauthorized third parties may gain access to our confidential proprietary information, develop and market solutions similar to ours, or use trademarks similar to ours, any of which could materially impact our business and results of operations. In addition, others may independently discover our trade secrets and confidential information, and in such cases, we could not assert any trade secret rights against such parties. Existing U.S. federal, state and international intellectual property laws offer only limited protection. The laws of some foreign countries do not protect our intellectual property rights to as great an extent as the laws of the U.S., and many foreign countries do not enforce these laws as diligently as governmental agencies and private parties in the U.S. More broadly, enforcing intellectual property protections outside the U.S., including in some countries we operate in, can be more challenging than enforcement in the U.S. The Company takes certain actions when operating in countries where protection of IP, technology and confidential information, is not as well protected, including steps such as preventing placing sensitive IP in such countries, as an example. Moreover, policing our intellectual property rights is difficult, costly and may not always be effective.

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

Although we believe that our solutions do not infringe upon the intellectual property rights of third parties, any such assertions may require us to enter into royalty arrangements or result in costly litigation, or result in us being unable to use certain intellectual property. Infringement assertions by third parties may involve patent holding companies or other patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property rights claims against us. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of third-party AI technologies into our solutions and business may result in exposure to claims of copyright infringement or other intellectual property misappropriation, the impacts of which we may not be fully able to mitigate by contract or otherwise.

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

Our customers provide us with information that our solutions store, some of which is sensitive or confidential information about them or their financial transactions. In addition, we store personal information about our employees and, to a lesser extent, those who purchase or utilize products or services from our customers. We have security systems and information technology infrastructure designed to protect against unauthorized access to and disclosure of such information. The security systems and infrastructure we maintain may not be successful in protecting against all security breaches and cyber-attacks, including ransomware and phishing attacks, social-engineering attacks, computer break-ins, theft, fraud, misappropriation, misuse, denial-of-service attacks and other improper activity. Threats to our information technology security can take various forms, including viruses, worms, and other malicious software programs that attempt to attack our solutions or platform or to gain access to the data of our customers or their customers. Non-technical means, for example, actions or omissions by an employee or trespasser, can also result in a security breach. Any significant violations of data privacy could result in the loss of business, litigation, regulatory fines or investigations, loss of customers, and penalties that could damage our reputation and adversely affect the growth of our business. In addition, we maintain liability insurance coverage, including coverage for cyber-liability. It is possible, however, that claims could be denied or exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may negatively impact our customer relationships, market acceptance of our solutions, including unrelated solutions, or our reputation and business.

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

We take steps to ensure that our proprietary software is not combined with, and does not incorporate, open source software in ways that would require our proprietary software to be subject to many of the restrictions in an open source license. However, few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. Additionally, we rely on hundreds of software programmers to design our proprietary technologies, and although we take steps to prevent our programmers from including objectionable open source software in the technologies and software code that they design, write and modify, we do not exercise complete control over the development efforts of our programmers, the technical controls we have put in place may not be able to identify all instances of the incorporation of open source software, and we cannot be certain that our programmers have not incorporated such open source software into our proprietary solutions and technologies or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our business, results of operations, and prospects.

In the past, companies that have incorporated open source software into their products have faced claims challenging the ownership of open source software or compliance with open source license terms. Accordingly, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.

We use machine learning and artificial intelligence (AI) technologies in our solutions and business, and we are making investments in expanding the use of AI solutions, including ongoing deployment and improvement of features using AI technologies. The introduction of AI technologies into new or existing solutions may result in new or enhanced governmental or regulatory scrutiny (such as the recent White House executive order on the development and use of AI, the proposed EU AI Act, and other proposed state and federal regulations), litigation, confidentiality or security risks, ethical concerns, legal liability, or other complications. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. A failure on our part to develop solutions to permit compliance with regulatory regimes and/or our customers’ requirements may result in unforeseen costs or delays deploying new and improved features using AI technologies. Furthermore, while we aim to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. Uncertainty around new and emerging AI technologies may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide related to the collection and use of training data, and development of appropriate protections and safeguards for handling the use of customer data with AI technologies, which may be costly and could impact our expenses. AI technologies incorporated into our solutions and business processes may use algorithms, datasets, or training methodologies that may be flawed or contain deficiencies that may be difficult or impossible for us to detect during testing, including as a result of the use of biased or insufficient training data. Any of the foregoing may result in decreased demand for our solutions, harm to our business, results of operations or reputation, legal liability, regulatory action or failure to achieve expected results including if use products or enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole. In addition, third parties may deploy AI technologies in a manner that reduces customer demand for our solutions.

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

We rely on independent third parties to provide certain services to us. The state of the law regarding independent contractor status varies and is subject to change based on court decisions, legislation, and regulation. For example, at the federal level, the DOL published a final rule in January 2024 on independent contractor status. Meanwhile, the National Labor Relation Board (“NLRB”) modified its own independent contractor standard under the National Labor Relations Act (“NLRA”) in a decision published in June 2023. Furthermore, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact sensitive and vary from jurisdiction to jurisdiction. We may be subject to claims that certain independent contractors should be treated as our employees. Adverse determinations regarding the status of any of our independent contractors could, among other things, entitle such individuals to the reimbursement of certain expenses and to the benefit of wage-and-hour laws, and could result in the Company being liable for income taxes, employment, social security, and withholding taxes and benefits for such individuals, and penalties and interest related to any unpaid amounts.

Additionally, we have classified many of our U.S. employees as “exempt” under the Fair Labor Standards Act (“FLSA”) and corresponding state laws. We may be subject to claims that the employees we have classified as “exempt” should be classified as “non-exempt” under relevant laws. Adverse determinations regarding the status of our employees could, among other things, entitle such employees to unpaid overtime, back wages and other benefits and could result in our being liable for additional taxes for such individuals, and penalties and interest related to any unpaid amounts. Any adverse determinations regarding our independent contractors or employees could require us to change our operating model or result in increased costs and could negatively affect our business, reputation, results of operations and financial condition.

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

Public ESG and sustainability reporting is becoming more broadly expected by investors, shareholders and other third parties, while other investors, shareholders and third parties consider companies' focus on such efforts to be a distraction. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions, or take other actions, to hold these corporations and their boards of directors accountable. Additionally, credit rating agencies may use these scores, or their own scores and ratings, as a consideration in their evaluation of our credit risk. If our credit rating is downgraded on the basis of ESG or “sustainability” metrics, we may face increased costs of capital. We may face reputational damage in the event our corporate responsibility initiatives or objectives, including with respect to diversity and inclusion, do not meet the standards set by our investors, shareholders, lawmakers, listing exchanges, credit rating agencies or other constituencies, if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services, or if we a viewed by certain investors, shareholders or third parties as putting too heavy a focus on ESG and/or sustainability initiatives. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our ordinary shares from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks.

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

We rely on our financial, accounting, compliance and other data processing systems, and those of our third-party vendors or service providers who support these functions. Any failure or interruption of these systems, whether caused by fire, other natural disaster (including those associated with climate change), power or telecommunications failure, act of terrorism or war, system modification or upgrade, or otherwise, could materially adversely affect our business. Although back-up systems are in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate.

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

As we continue to focus on our SaaS solutions, the amount of personal information we or our third-party cloud providers collect, use, disclose, or otherwise process will likely continue to increase significantly. In addition, a limited number of our solutions collect, use, disclose, or otherwise process transaction-level data aggregated across our customers. We anticipate that over time we will expand our use and collection of personal information as greater amounts of such personal information may be transferred from our customers to us. We recognize that personal privacy has become a significant issue in the U.S., and other jurisdictions where we operate. Many federal, regional, state, local and international legislatures and government agencies have imposed or are considering imposing restrictions and requirements regarding the collection, use, disclosure, and processing of personal data, including the California Privacy Protection Agency and the Federal Trade Commission.

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

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Litigation might result in substantial costs and may divert management’s attention and resources, which might harm our business, financial condition, and results of operations. For example, we have been named in several putative class action lawsuits, which generally allege that the total loss vehicle valuation generated by the Company’s total loss valuation solution undervalues the actual total loss incurred by the insured and improper adjustment of claims by insurance carriers. While we believe that we can partially mitigate the risk and severity of exposure from these lawsuits through contractual provisions in certain of our agreements with insurance carriers, and carrying our own insurance that we believe is adequate to cover adverse claims arising from these lawsuits or similar lawsuits that may be brought against us, we may not have adequate contractual protection in all of our contracts and defending these and similar litigation is costly, diverts management from day-to-day operations, and could harm our brand and reputation. As a result, we may ultimately be subject to a damages judgment, which could be significant and exceed our insurance policy limits or otherwise be excluded from coverage.

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

We currently serve our customers from third-party data center and cloud hosting facilities. Our operations depend in part on these third-party providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. In the event that our arrangements with these third-party providers are terminated, or if there are any lapses of service or damage to a provider’s facilities, we would likely experience significant interruptions in our cloud-based applications or other business operations as well as delays and additional expenses in making new arrangements to restore services. Any interruptions or delays in our service, whether as a result of third-party error, our own error, fire, floods, earthquakes, acts of terrorism, power loss, telecommunications failures, break-ins and similar events, or security breaches, whether accidental or willful, could impair our ability to deliver our solutions to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers and adverse impact to our operations and our business and could cause our revenue to decrease and/or our expenses to increase. Also, in the event of damage or interruption, our contractual agreements with third party vendors and insurance policies may not adequately compensate us for any losses that we may incur.

The controls implemented by our current or future third-party service providers may not prevent or timely detect system failures and we do not control the operations of third-party service providers that we use. Any changes in service levels by our current or future third-party service providers could result in loss or damage to our customers’ stored information and any service interruptions at these third-party service providers could hurt our reputation, cause us to lose customers, adversely impact our ability to attract new customers or subject us to potential liability. Our current or future third-party service providers could decide to close their facilities without adequate notice. In addition, financial difficulties, such as bankruptcy, faced by our current or future third-party service providers, or any of the service providers with whom we or they contract, may have negative effects on our business. If our current or future third-party service providers are unable to keep up with our growing needs for capacity or any spikes in customer demand, it could have an adverse effect on our business. Our contractual agreements with third party vendors, property and business interruption insurance coverage may not be adequate to fully compensate us for losses that may occur. Additionally, our systems redundancies and disaster recovery and business continuity plans may not be sufficient to overcome the failures of third-party service providers hosting our SaaS solutions. In addition, the infrastructure that connects our networks to each other, or to the Internet and other external networks, may become insufficient, including with respect to latency, capacity, reliability and connectivity.

In the ordinary course of business, our information technology systems will continue to require modification and refinements to address growth and changing business requirements, including technological advancement that could result in our solutions being run less expensively on a different platform or could accelerate obsolescence of our existing systems and infrastructure. If it should be needed, a change in service provider for our data center housing or other third-party solutions would be costly and time-consuming to implement, which could negatively impact our operating results. In addition to the financial impacts, a transition of this type would be a complex effort, which could result in errors or service interruptions for customers and could require considerable staff and management’s attention being dedicated to the effort, potentially limiting our capacity for undertaking other projects. If we are not able to adapt to changing technologies or meet customer demands for new processes or technologies in a timely and cost-effective manner, or if our existing information technology systems and infrastructure becomes, or is perceived as being, outdated or less sophisticated than our competitors’, we may not be able to retain existing customers and attract new customers necessary to sustain and grow our business.

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

As of December 31, 2023, our total debt outstanding under the 2021 Credit Agreement (as defined below) was $784.0 million under our Term B Loan (as defined below) and we had additional unused borrowing capacity under our 2021 Revolving Credit Facility (as defined below) of $249.3 million. For a description of our 2021 Credit Facilities (as defined below) see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt.” If we cannot generate sufficient cash flow from operations to service the 2021 Credit Facilities, we may need to refinance the 2021 Credit Facilities, dispose of assets, or issue equity to obtain necessary funds; we do not know whether we will be able to take any such actions on a timely basis or on terms satisfactory to us or at all.

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

While we have implemented an interest rate hedging strategy intended to provide a level of protection against interest rate risks, no strategy can protect us completely from such risks. Furthermore, the nature and timing of hedging transactions influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could increase our risks and exposure in the event of interest rate fluctuations. In addition, hedging strategies involve transaction and other costs. Our hedging strategies may not be able to adequately offset the risks of interest rate volatility, and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available on favorable terms or at all, particularly during periods of heightened volatility or economic downturns. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

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

The 2021 Credit Agreement contains representations and warranties, and affirmative and negative covenants, customary for a financing of the type. With respect to the 2021 Revolving Credit Facility, beginning with the fiscal quarter ending March 31, 2022, the Company is subject to a springing first lien leverage test, tested each fiscal quarter, only if a minimum of 35.0% of the 2021 Revolving Credit Facility is (subject to certain exclusions set forth in the 2021 Credit Agreement) drawn at the end of such fiscal quarter. The Company was not subject to the first lien leverage test as of December 31, 2023.

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

Cypress Investor Holdings, L.P., GPE VIII CCC Co-Investment (Delaware) Limited Partnership and Advent International GPE VIII-C Limited Partnership (collectively, the “Advent Investor”) owns approximately 43.62% of our common stock based on the number of shares outstanding as of February 21, 2024. Under the Amended and Restated Registration and Shareholder Rights Agreement by and among Dragoneer Growth Opportunities Corp. (n/k/a CCC Intelligent Solutions Holdings Inc.) and the stockholders party thereto, dated as of February 2, 2021 (the "Shareholder Rights Agreement"), the Advent Investor has the right to designate for election or appointment as directors (i) six individuals for so long as it owns at least 50% of the shares it held as of closing of the Business Combination, (ii) four individuals for so long as it owns at least 25% of the shares it held as of closing of the Business Combination and (iii) two individuals for so long as it owns at least 10% of the shares it held as of closing of the Business Combination. As of February 21, 2024, the Advent Investor owns 70.8% of the shares it held as of closing of the Business Combination. For as long as the Advent Investor continues to beneficially own a substantial percentage of the voting power of our outstanding common stock, it will continue to have significant influence over us. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of the Advent Investor may not always coincide with our interests or the interests of our other stockholders. For example, the Advent Investor could exercise significant influence over all matters requiring a stockholder vote, including, without limitation: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our certificate of incorporation and our bylaws; and our winding up and dissolution. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders an opportunity to receive a premium for their common stock as part of a sale and might ultimately affect the market price of our common stock. Other than our Chief Executive Officer, members of our Board who are affiliated with the Advent Investor, OH Cypress Aggregator, L.P. (the “OH Investor”), or TCV IX, L.P., TCV IX (A), L.P., TCV IX (B), L.P. or TCV Member Fund, L.P. (collectively, the “TCV Investor”), by the terms of our certificate of incorporation, are not required to offer us any corporate opportunity of which they become aware and can take any such corporate opportunity for themselves or offer it to other companies in which they have an investment. We, by the terms of our certificate of incorporation, will expressly renounce any interest or expectancy in any such corporate opportunity to the extent permitted under applicable law, even if the opportunity is one that we or our subsidiaries might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. The Advent Investor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. In addition, the Advent Investor may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline, or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

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

As a public company we incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs resulting from public company reporting obligations under the Securities Act, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and regulations regarding corporate governance practices. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules of the SEC, the listing requirements of The Nasdaq Stock Market LLC ("Nasdaq"), and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have hired, and may continue to hire, additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being, a public company. Our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have increased our legal and financial compliance costs and have made and will make some activities more time-consuming and costly. We continuously evaluate the rules and regulations applicable to us as a public company and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We cannot predict or estimate the amount of additional costs we will incur as a result of compliance, disclosure and governance matters or the timing of such costs. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms. If we identify one or more material weaknesses in our internal control over financial reporting in the future, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Although we are no longer a “controlled company” within the meaning of the Nasdaq rules, we qualify for exemptions from certain corporate governance requirements until November 13, 2024. We have the opportunity to elect any of the exemptions afforded a controlled company until such date.

On November 13, 2023, affiliates of Advent disposed of shares of our common stock resulting in us ceasing to be a “controlled company” within the meaning of the Nasdaq rules. Although we no longer are a “controlled company” within the meaning of the Nasdaq rules, we may, until November 13, 2024, which is one year after the date we ceased to be a controlled company, elect not to comply with the following Nasdaq rules regarding corporate governance:

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

The majority of our seven (7) directors are independent directors, and our Board has an independent compensation committee (in addition to an independent audit committee). We utilize the exception to the requirement that our nominating and governance committee be composed entirely of independent directors. Until we implement such requirement, you may not have the same protections afforded to stockholders of companies that are subject to all Nasdaq rules regarding corporate governance.

The share price of our common stock may be volatile.

The share price of our common stock may fluctuate due to a variety of factors, including, without limitation:

•
changes in the industries in which we and our customers operate;
•
variations in our operating performance and the performance of our competitors in general;
•
material and adverse impact of pandemics and similar events on the markets and the broader global economy;
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

•
removal of the ability of our stockholders to take action by written consent in lieu of a meeting unless such action has been recommended or approved pursuant to a resolution approved by the affirmative vote of all of the directors then in office;
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity Disclosures

Cybersecurity is the responsibility of our Chief Information Security Officer (“CISO”) who oversees an information security team responsible for maintaining the confidentiality, integrity, and accessibility of data within CCC while continuously monitoring for and responding to cybersecurity threats, with oversight by our EVP, Chief Product and Technology Officer who is responsible for all of our information technology systems. Our Chief Information Security Officer has 18 years of experience managing risks from security threats and developing and implementing security policies and procedures, as well as relevant degrees and certifications, including a bachelor of science in information systems and cybersecurity and being a Certified Information Security Manager and a Certified Information Systems Security Professional. Our EVP, Chief Product and Technology Officer has over three decades of experience in the technology industry and holds a bachelor of science in computer science.

Our Board of Directors has tasked the Audit Committee with oversight of enterprise risk management, including cybersecurity risk management. Our CISO or EVP, Chief Product and Technology Officer briefs the Audit Committee on cybersecurity risks at each of the quarterly meetings of the Audit Committee. These briefings include assessments of cyber risks, the threat landscape, updates on incidents, and reports on our investments in cybersecurity risk mitigation and governance. The Audit Committee and/or the EVP, Chief Product and Technology Officer also regularly briefs the entire Board on cybersecurity matters.

Our cybersecurity strategy prioritizes detection, analysis and response to known, anticipated or unexpected threats, effective management of security risks and resiliency against incidents. Our cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, contractual arrangements, tools and related services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. We implement risk-based controls to protect our information, the information of our customers and other third parties, our information systems, our business operations, and our products and related services. We have adopted security-control principles based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST”) and contractual, industry and regulatory best practices and requirements.

Our written Cybersecurity Incident Response Program coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, and includes processes to prepare for, assess severity of, escalate information about, contain, eradicate, and recover from the incident, as well as to conduct post-incident activities, including reporting and conducting root cause analysis and remediation activities. Our incident response policies and the cybersecurity posture are subject to annual testing to evaluate our adherence to policies and compliance requirements. Policies and practices are reviewed periodically to improve processes and practice. We carry cybersecurity insurance to provide a level of financial protection should a covered incident occur.

Our cybersecurity and privacy program includes mandatory annual training for all employees and contractors reinforced by targeted phishing tests. The annual training includes training on how to identify potential cybersecurity and privacy risks and protect our resources and information. Additionally, we provide additional specialized security training for employees in roles relating to product development or information technology.

While we believe our cybersecurity and privacy program to be appropriately designed in light of the risks we have identified, we have experienced, and may in the future experience, whether directly or through our supply chain or other channels, cybersecurity incidents. While prior incidents have not had a material impact on us, future incidents could have a material impact on our business strategy, results of operations or financial condition. See “Risk Factors—Our solutions or our third-party cloud providers have experienced in the past, and could experience in the future, data security breaches, which could adversely impact our reputation, business, and ongoing operations.”

Item 2. Properties.

Our corporate headquarters are located at 167 N. Green Street, Chicago, Illinois, where we occupy approximately 141,000 square feet of office space pursuant to a lease that expires in 2037. We maintain additional leased office spaces in various locations in the United States and China pursuant to leases that expire between 2024 and 2029. We own a commercial office building in Sioux Falls, South Dakota. We believe that our current facilities are adequate for our present needs and suitable additional facilities will be available to us on commercially reasonable terms if and when needed.

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

As of February 21, 2024, we had 33 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

We had no sales of unregistered equity securities during the period covered by this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer

The table below presents our purchases of common stock during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Purchase Price per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 2023	—	—	—	—
November 2023	32,500,000	$10.10625	—	—
December 2023	—	—	—	—
	32,500,000	$10.10625	—	—

(1) Excludes any fees, commissions or other expenses associated with the share repurchases.

See Note 19 Capital Stock – Common Stock – Secondary Offering and Stock Repurchase to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Exchange Act.

The following graph shows a comparison of the cumulative total return for our common stock, the NASDAQ Composite Index, and the Standard & Poor’s (S&P) 500 Index for the period from October 6, 2020, the first day Dragoneer’s Class A ordinary shares were traded on a stand-alone basis following its initial public offering through December 31, 2023. For the period between October 6, 2020 through July 30, 2021 the figures relate to Dragoneer’s Class A ordinary shares, and for the period between July 30, 2021 through December 31, 2023, the figures relate to CCC’s common stock. The graph assumes an initial investment of $100 in Dragoneer’s Class A ordinary shares at the market close on October 6,

2020. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and S&P 500 Index assume reinvestment of dividends.

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

Business Overview

Founded in 1980, CCC is a leading SaaS platform for the multi-trillion-dollar P&C insurance economy powering operations for insurers, repairers, automakers, part suppliers, lenders, and more. CCC cloud technology connects more than 35,000 businesses digitizing mission-critical workflows, commerce, and customer experiences. A trusted leader in AI, IoT, customer experience, network and workflow management, CCC delivers innovations that keep people's lives moving forward when it matters most.

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

We believe we have become a leading insurance and repair SaaS provider in the U.S. by increasing the depth and breadth of our SaaS offerings over many years. Our insurance solutions help insurance carriers manage mission-critical workflows across the claims lifecycle, while building smart, dynamic experiences for their own customers. Our software integrates seamlessly with both legacy and modern systems alike and enables insurers to rapidly innovate on our platform. Our repair solutions help collision repair facilities achieve better performance throughout the collision repair cycle by digitizing processes to drive business growth, streamline operations, and improve repair quality. We have more than 300 insurers on our network, connecting with approximately 29,500 repair facilities through our multi-tenant cloud platform. We believe our software is the architectural backbone of insurance DRP systems and is a primary driver of material revenue for our collision shop customers and a source of material efficiencies for our insurance carrier customers.

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

We have processed more than $1 trillion of historical data across our network, allowing us to build proprietary data assets that leverage insurance claims, vehicle repair, automotive parts and other vehicle-specific information. We believe we are uniquely positioned to provide data-driven insights, analytics, and AI-enhanced workflows that strengthen our solutions and improve business outcomes for our customers. Our AI solutions increase automation across existing insurance and repair processes including vehicle damage detection, claim triage, claim handling, repair estimating, intelligent claim review and claim subrogation. We deliver real-world AI with more than 100 U.S. auto insurers and more than 1,000 U.S. collision repairers actively using AI-powered solutions in production environments.

One of the primary obstacles facing the P&C insurance economy is increasing complexity. Complexity in the P&C insurance economy is driven by technological advancements, IoT data, new business models, supply chain disruption and changing consumer expectations. We believe digitization plays a critical role in managing this growing complexity while meeting consumer expectations. Our technology investments are focused on digitizing complex processes and interactions across our ecosystem, and we believe we are well positioned to power the P&C insurance economy of the future with our data, network, and platform.

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

We have strong customer relationships in the end-markets we serve, and these relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. We have customer agreements with more than 300 insurers (including carriers, self-insurers and other entities processing insurance claims), including 27 of the top 30 automotive insurance carriers in the U.S., based on DWP, and hundreds of regional carriers. We have more than 35,000 total customers, including approximately 29,500 automotive collision repair facilities (including repairers and other entities that estimate damaged vehicles), approximately 5,000 parts suppliers, 13 of the top 15 automotive manufacturers based on new vehicle sales, and numerous other companies that participate in the P&C insurance economy.

We generate revenue through the sale of software subscriptions and other revenue, primarily from professional services. We generated $866.4 million of revenue for the year ended December 31, 2023, an increase of 10.7% from the prior year. Net loss for the year ended December 31, 2023 was $90.1 million, compared to net income for the year ended December 31, 2022 of $38.4 million. The net loss for the year ended December 31, 2023, was mainly due to $82.7 million of goodwill and intangible asset impairment charges specific to the Company's China reporting unit. Adjusted EBITDA increased $48.0 million, or 16%, year-over-year to $353.4 million. See our reconciliation of net (loss) income to Adjusted EBITDA within the section titled “Non-GAAP Financial Measures.”

Basis of Presentation

The Company’s consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K include the accounts of the Company and its consolidated subsidiaries and were prepared in accordance with GAAP. Intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements include 100% of the accounts of wholly-owned and majority-owned subsidiaries. The ownership interest of the minority investor is recorded as a non-controlling interest in a subsidiary.

The Company operates in one operating segment. The chief operating decision maker for the Company is the chief executive officer. The chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by type of service and geographic region, for purposes of allocating resources and evaluating financial performance.

Recent Developments

Secondary Offering—During January 2024, certain existing stockholders completed a secondary offering where the selling stockholders sold 22,000,000 shares of common stock. The Company did not receive any of the proceeds from the sale of the shares by the selling stockholders.

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

	Quarter Ending	2023	2022	2021
Software NDR	March 31	106%	114%	106%
	June 30	107%	111%	110%
	September 30	107%	110%	113%
	December 31	108%	106%	115%

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

	Quarter Ending	2023	2022	2021
Software GDR	March 31	99%	99%	98%
	June 30	99%	99%	98%
	September 30	98%	99%	98%
	December 31	99%	99%	98%

Key Factors Affecting Operating Results

The following are key factors affecting our operating results in the years ending December 31, 2023, 2022 and 2021:

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
•
Long-term customer relationships: We have strong customer relationships in the end-markets we serve, and these relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. We generate revenue through the sale of SaaS subscriptions and our average contract is approximately three to five years in duration. In 2023, our national carrier customers included 27 of the top 30 automotive insurers based on DWP, with average customer relationships spanning more than 10 years, as evidenced by our historical Software GDR of 98%-99%.
•
Expansion of solution adoption from existing customers: A central part of our strategy is expanding solution adoption across our existing customer base. We have developed long-term relationships with our customers and have a proven track record of successfully cross-selling product offerings. We have the opportunity to realize incremental value by selling additional functionality to customers that do not currently utilize our full solution portfolio. As we innovate and bring new technology and solutions to market, we also have the opportunity to realize incremental value by selling new software solutions to our existing customer base. Capitalizing on this opportunity is a significant driver of our revenue growth and Software NDR.
•
Investment in R&D: We have a strong track record of innovation and new solution delivery with our customers. We remain committed to delivering market-leading technology including AI solutions for the P&C insurance economy. We believe that maintaining our software solution leadership is imperative to our growth plan. As a result, we intend to continue making significant investments in research and development to improve and expand our software solutions. Our research and development expenses totaled $173.1 million, $157.0 million and $166.0 million in the years ended December 31, 2023, 2022 and 2021, respectively. In 2022, the decrease in our R&D was primarily due to a reduction in stock-based compensation related to the Business Combination. We expect that research and development will remain a key investment area for the foreseeable future.
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
•
Investment in Sales and Marketing: Our sales and marketing efforts are a key component of our growth strategy. Our investments in this area have enabled us to build and sustain our customer base while creating long-term customer relationships. We plan to continue to invest in our sales and marketing efforts, including adding sales personnel and expanding marketing activities, to support our business growth. Our sales and marketing expenses totaled $140.9 million, $119.6 million and $148.9 million, in the years ended December 31, 2023, 2022 and 2021, respectively. In 2022, the decrease in our sales and marketing was primarily due to a reduction in stock-based compensation related to the Business Combination. As the business continues to grow, we expect sales and marketing expenses to increase in absolute dollars for the foreseeable future.

Components of Results of Operations

Revenue

Revenue is derived from the sale of SaaS subscriptions and other revenue, primarily professional and other non-software services. Software subscription revenues are comprised of fees from customers for the right to use the hosted software over the contract period without taking possession of the software. These revenues are billed on either a subscription or transactional basis with subscription revenue recognized ratably over the contract period and transactional revenue recognized when the transaction for the related service occurs. We generally invoice software subscription agreements monthly either in advance or in arrears, over the subscription period. Software subscription revenue accounted for $830.1 million, $752.5 million and $662.3 million or 96% of total revenue during the years ended December 31, 2023, 2022 and 2021, respectively. We continue to expect software subscription revenue to be a high percentage of total revenue as software subscription revenue continues to be a key strategic priority.

Other revenue primarily consists of professional services and other non-software services revenue that is generally transaction-based (where a fee per transaction is charged). Revenues related to such services that are billed on a transaction basis are recognized when the transaction for the related service occurs, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

Costs and Expenses

Cost of Revenues

Cost of Revenues, Exclusive of Amortization and Impairment of Acquired Technologies

These costs include costs of software subscription and professional services revenue. Our cost of revenues is primarily comprised of personnel costs, including stock-based compensation and costs of external resources used in the delivery of services to customers, including software configuration, integration services, and customer support activities, third party costs related to hosting the Company's software for its customers, internal support of production infrastructure, information technology (“IT”) security and production environment expenses, depreciation expense, cost of software production, and license and royalty fees paid to third parties. We expect cost of revenues, exclusive of amortization and impairment of acquired technologies, to increase in absolute dollars as we continue to hire personnel, require additional cloud infrastructure and incur data licensing and royalty fees in support of our revenue growth.

Amortization of Acquired Technologies

We amortize to cost of revenues the capitalized costs of technologies acquired in connection with business acquisitions.

Impairment of Acquired Technologies

Impairment of acquired technologies consists of the impairment charges recognized on our China reporting unit's acquired technologies intangible assets.

Operating expenses

Operating expenses are categorized as follows:

Research and Development

Our research and development expenses consist primarily of personnel-related costs, including stock-based compensation, and costs of external development resources involved in the engineering, design and development of new solutions, as well as expenses associated with significant ongoing improvements to existing solutions. Research and development expenses also include costs for certain IT expenses supporting development environments.

We capitalize research and development costs associated with the software development of our new and enhanced customer solutions and platform development. Research and development costs, other than software development costs qualifying for capitalization, are expensed as incurred.

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

We expect our selling and marketing expenses, excluding stock-based compensation, to increase in absolute dollars as we continue to increase investments to support the growth of our business.

General and Administrative

Our general and administrative expenses consist primarily of personnel-related costs, including stock-based compensation, for our executive management and administrative employees, including finance and accounting, human resources, internal systems IT, facilities and legal functions. Additional expenses include professional service fees, insurance premiums, and other corporate expenses that are not allocated to the above expense categories.

We expect our general and administrative expenses, excluding stock-based compensation, to increase in absolute dollars as we continue to expand our operations, hire additional personnel, and incur costs to support the growth of our business.

Amortization of Intangible Assets

Our amortization of intangible assets consists of the capitalized costs of customer relationships in connection with business acquisitions.

Impairment

Impairment consists of impairment charges recognized on our China reporting unit's goodwill and intangible assets during the year ended December 31, 2023.

Non-operating income (expense)

Non-operating income (expense) is categorized as follows:

Interest Expense

Interest expense comprises interest incurred on our indebtedness. We expect interest expense to vary each reporting period depending on the amount of outstanding indebtedness and prevailing interest rates.

Interest Income

Interest income comprises interest earned on our cash and cash equivalents balances. We expect interest income to vary each reporting period depending on the amount of our balances in interest bearing accounts and prevailing interest rates.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities comprises fair value adjustments of the Public Warrants and Private Warrants assumed in connection with the Business Combination. In December 2021, we redeemed all of our outstanding Public Warrants and none were outstanding as of December 31, 2021 or during subsequent periods. We expect the change in fair value of warrant liabilities to vary each reporting period depending on the fair value adjustments and number of exercises and redemptions of our outstanding Private Warrants during each reporting period.

Gain on Sale of Cost Method Investment

Gain on sale of cost method investment is comprised of proceeds from the sale of the Company's equity interest in an investee in excess of our cost.

Other Income-Net

Other income-net consists primarily of changes in fair value of our interest rate cap derivative instruments and income received from our interest rate cap derivative instruments, as well as foreign currency transaction gains and losses related to the impact of transactions denominated in a foreign currency.

Income Tax Provision

Income tax provision consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax. Due to cumulative losses, we maintain a full valuation allowance for deferred tax assets in foreign jurisdictions. We expect to maintain this full valuation allowance for the foreseeable future.

Results of Operations

Comparison of Fiscal Year Ended December 31, 2023 to Fiscal Year Ended December 31, 2022

	Year Ended December 31,		Change
(dollar amounts in thousands, except share and per share data)	2023	2022	$	%
Revenues	$866,378	$782,448	$83,930	10.7%
Cost of revenues, exclusive of amortization and impairment of acquired technologies	203,324	187,001	16,323	8.7%
Amortization of acquired technologies	26,464	26,938	(474)	-1.8%
Impairment of acquired technologies	431	—	431	NM
Cost of revenues(1)	230,219	213,939	16,280	7.6%
Gross profit	636,159	568,509	67,650	11.9%
Operating expenses:
Research and development(1)	173,106	156,957	16,149	10.3%
Selling and marketing(1)	140,851	119,594	21,257	17.8%
General and administrative(1)	191,844	167,758	24,086	14.4%
Amortization of intangible assets	71,972	72,278	(306)	-0.4%
Impairment of goodwill	77,405	—	77,405	NM
Impairment of intangible assets	4,906	—	4,906	NM
Total operating expenses	660,084	516,587	143,497	27.8%
Operating (loss) income	(23,925)	51,922	(75,847)	NM
Other (expense) income, net:
Interest expense	(63,577)	(38,990)	(24,587)	-63.1%
Interest income	16,252	908	15,344	NM
Change in fair value of warrant liabilities	(15,096)	26,073	(41,169)	NM
Gain on sale of cost method investment	—	3,587	(3,587)	-100.0%
Other income, net	1,799	6,362	(4,563)	-71.7%
Total other (expense) income, net	(60,622)	(2,060)	(58,562)	-2842.8%
Pretax (loss) income	(84,547)	49,862	(134,409)	NM
Income tax provision	(5,524)	(11,456)	5,932	51.8%
Net (loss) income including non-controlling interest	$(90,071)	$38,406	$(128,477)	NM
Less: accretion of redeemable non-controlling interest	(2,405)	—	(2,405)	NM
Net (loss) income attributable to CCC Intelligent Solutions Holdings Inc.'s Common Stockholders	$(92,476)	$38,406	$(130,882)	NM
Net (loss) income per share attributable to common stockholders:
Basic	$(0.15)	$0.06
Diluted	$(0.15)	$0.06
Weighted-average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	617,889,384	607,760,886
Diluted	617,889,384	642,841,596

NM—Not Meaningful

(1) Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenues	$8,802	$5,812
Research and development	25,467	19,536
Sales and marketing	33,204	25,309
General and administrative	77,045	58,840
Total stock-based compensation expense	$144,518	$109,497

Revenues

Revenue increased by $83.9 million to $866.4 million, or 10.7%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in revenue was primarily a result of an 8% growth from existing customer upgrades and expanding solution offerings to these existing customers as well as 3% growth from new customers.

Cost of Revenues

Cost of revenues increased by $16.3 million to $230.2 million, or 7.6%, for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Cost of Revenues, Exclusive of Amortization and Impairment of Acquired Technologies

Cost of revenues, exclusive of amortization and impairment of acquired technologies, increased $16.3 million to $203.3 million, or 8.7%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to a $10.6 million increase in depreciation expense related to additional investments in platform and customer solution enhancements, a $5.3 million increase in personnel-related costs, including a $3.0 million increase in stock-based compensation, and a $3.1 million increase in third party fees and direct costs associated with our revenue growth, partially offset by a decrease of $3.2 million related to the contract termination fee incurred during the year ended December 31, 2022.

Amortization of Acquired Technologies

Amortization of acquired technologies was $26.5 million and $26.9 million for the years ended December 31, 2023 and 2022, respectively.

Impairment of Acquired Technologies

Impairment of acquired technologies was $0.4 million for the year ended December 31, 2023 due to an impairment charge recognized as a result of lower forecasted earnings and cash flows for the Company's China reporting unit. No impairment was recognized during the year ended December 31, 2022. See Note 12 to the consolidated financial statements included elsewhere in the Annual Report on Form 10-K for additional information.

Gross Profit

Gross profit increased by $67.7 million to $636.2 million, or 11.9%, for the year ended December 31, 2023, compared to the year ended

December 31, 2022. Our gross profit margin increased to 73.4% for the year ended December 31, 2023 compared to 72.7% for the year ended December 31, 2022. The increase in both gross profit and gross profit margin was primarily due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements, partially offset by the increase in depreciation expense related to additional investments in platform and customer solution enhancements.

Research and Development

Research and development expense increased by $16.1 million to $173.1 million, or 10.3%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was due to an $11.1 million increase in IT related costs, an $8.5 million increase in personnel-related costs, including $5.9 million of stock-based compensation, and an $8.3 million increase in consulting and other professional service costs, partially offset by a $11.7 million increase in the amount of capitalized time on new and enhanced customer solutions and platform development.

Selling and Marketing

Selling and marketing expense increased by $21.3 million to $140.9 million, or 17.8%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to a $17.6 million increase in personnel and sales incentive related costs, including $7.9 million of stock-based compensation, and a $1.5 million increase in travel costs.

General and Administrative

General and administrative expense increased by $24.1 million to $191.8 million, or 14.4%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to a $22.7 million increase in personnel-related costs, including $18.2 million of stock-based compensation, a $5.1 million increase in legal and other professional services costs, and a $2.8 million increase in IT costs, partially offset by a $3.3 million decrease in the Company's facilities costs, a $2.6 million loss on disposal of property and equipment mainly associated with the closure of corporate office facilities during the year ended December 31, 2022, and a $1.8 million decrease in general insurance costs.

Amortization of Intangible Assets

Amortization of intangible assets was $72.0 million and $72.3 million during the years ended December 31, 2023 and 2022, respectively.

Impairment of Goodwill and Intangible Assets

We recorded impairment charges of goodwill and intangible assets of $77.4 million and $4.9 million, respectively, for the year ended December 31, 2023. The impairment charges were the result of lower forecasted earnings and cash flows for the Company’s China reporting unit. There was no impairment charge recognized during the year ended December 31, 2022. See Note 12 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Interest Expense

Interest expense increased by $24.6 million to $63.6 million, or 63.1%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was due to higher variable interest rates during the year ended December 31, 2023, compared to the year ended December 31, 2022.

Interest Income

Interest income increased $15.3 million to $16.3 million for the year ended December 31, 2023. The increase was due to the amount of cash and cash equivalents held in interest bearing accounts during each year and the variable interest rates during the year.

Change in Fair Value of Warrant Liabilities

We recognized expense of $15.1 million from a change in fair value of warrant liabilities for the year ended December 31, 2023, compared to income of $26.1 million for the year ended December 31, 2022. The change in fair value of warrant liabilities during each period was primarily due to changes in the price of the Company's common stock during each respective period.

Gain on Sale for Cost Method Investment

The Company did not recognize any gain or loss on sale for cost method investment during the year ended December 31, 2023. Gain on sale of cost method investment was $3.6 million for the year ended December 31, 2022. The gain recognized was due to the $3.9 million payment received in exchange for its equity interest in an investee as a result of the acquisition of the investee.

Other Income-Net

Other income-net decreased $4.6 million to $1.8 million for the year ended December 31, 2023 compared to $6.4 million for the year ended December 31, 2022. The decrease was primarily due to an $11.4 million difference in the change in fair value of the interest rate cap derivative instruments, partially offset by a $6.5 million increase in income from the interest rate cap derivative instruments.

Income Tax Provision

Income tax provision is $5.5 million for the year ended December 31, 2023, compared to $11.5 million for the year ended December 31, 2022. The income tax provision for the year ended December 31, 2023 was primarily due to the Company's taxable income, after the effect of permanent differences related to stock-based compensation expense and the impairment of certain intangible assets. The income tax provision for the year ended December 31, 2022 was due to the Company's pretax income.

Comparison of Fiscal Year Ended December 31, 2022 to Fiscal Year Ended December 31, 2021

Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023, for the discussion of the comparison of the year ended December 31, 2022 to the year ended December 31, 2021, the earliest of the three fiscal years presented in the consolidated financial statements.

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

Adjusted Gross Profit

We believe that Adjusted Gross Profit, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Gross Profit is defined as gross profit adjusted for amortization of acquired technologies, stock-based compensation and related employer payroll tax, impairment of acquired technologies, contract termination costs, and Business Combination transaction and related costs. The Adjusted Gross Margin is defined as Adjusted Gross Profit divided by Revenue.

The following table reconciles Gross Profit to Adjusted Gross Profit for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
(amounts in thousands, except percentages)	2023	2022	2021
Gross Profit	$636,159	$568,509	$492,633
Amortization of acquired technologies	26,464	26,938	26,320
Stock-based compensation and related employer payroll tax	9,129	6,090	13,644
Impairment of acquired technologies	431	—	—
Contract termination costs	—	3,248	—
Business combination transaction and related costs	—	—	905
Adjusted Gross Profit	$672,183	$604,785	$533,502
Gross Profit Margin	73%	73%	72%
Adjusted Gross Profit Margin	78%	77%	78%

Adjusted Operating Expenses

We believe that Adjusted Operating Expenses, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Expenses is defined as operating expenses adjusted for amortization of intangible assets, stock-based compensation expense and related employer payroll tax, goodwill and intangible asset impairment charges, litigation costs in legal matters in which the Company is the plaintiff, merger and acquisition ("M&A") and integration costs, Business Combination transaction and related costs, including secondary offering costs, lease abandonment charges, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, change in fair value of contingent consideration and income (costs) related to divestiture, net.

The following table reconciles operating expenses to Adjusted Operating Expenses for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
(dollar amounts in thousands)	2023	2022	2021
Operating expenses	$660,084	$516,587	$637,308
Amortization of intangible assets	(71,972)	(72,278)	(72,358)
Stock-based compensation expense and related employer payroll tax	(138,578)	(105,775)	(248,351)
Goodwill and intangible asset impairment charges	(82,311)	—	—
Plaintiff litigation costs	(5,068)	(894)	—
M&A and integration costs	(3,372)	(1,772)	—
Business combination transaction and related costs, including secondary offering costs	(2,031)	(1,330)	(11,480)
Lease abandonment	—	(6,137)	(2,582)
Lease overlap costs	—	(1,338)	(3,697)
Change in fair value of contingent consideration	—	100	—
Income (costs) related to divestiture, net	—	877	(2,177)
Adjusted operating expenses	$356,752	$328,040	$296,663

Adjusted Operating Income

We believe that Adjusted Operating Income, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Income is defined as operating (loss) income adjusted for amortization, stock-based compensation expense and related employer payroll tax, goodwill and intangible asset impairment charges, lease abandonment charges, contract termination costs, M&A and integration costs, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, Business Combination transaction and related costs, including secondary offering costs, litigation costs in legal matters in which the Company is the plaintiff, change in fair value of contingent consideration and (income) costs related to divestiture, net.

The following table reconciles operating (loss) income to Adjusted Operating Income for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
(dollar amounts in thousands)	2023	2022	2021
Operating (loss) income	$(23,925)	$51,922	$(144,675)
Amortization of intangible assets	71,972	72,278	72,358
Amortization of acquired technologies—Cost of revenue	26,464	26,938	26,320
Stock-based compensation expense and related employer payroll tax	147,707	111,865	261,995
Goodwill and intangible asset impairment charges	82,742	—	—
Plaintiff litigation costs	5,068	894	—
M&A and integration costs	3,372	1,772	—
Business combination transaction and related costs, including secondary offering costs	2,031	1,330	12,385
Lease abandonment	—	6,137	2,582
Contract termination costs	—	3,248	—
Lease overlap costs	—	1,338	3,697
Change in fair value of contingent consideration	—	(100)	—
(Income) costs related to divestiture, net	—	(877)	2,177
Adjusted operating income	$315,431	$276,745	$236,839

Adjusted EBITDA

We believe that Adjusted EBITDA, as defined below, is useful in evaluating our operational performance distinct and apart from financing costs, certain expenses that may not be indicative of our recurring core business operating results and non-operational expenses. Adjusted EBITDA is defined as net (loss) income adjusted for interest, taxes, amortization, depreciation, stock-based compensation expense and related employer payroll tax, goodwill and intangible asset impairment charges, change in fair value of warrant liabilities, change in fair value of derivative instruments, change in fair value of interest rate swap agreements, litigation costs in legal matters in which the Company is the plaintiff, M&A and integration costs, Business Combination transaction and related costs, including secondary offering costs, income from derivative instruments, lease abandonment charges, contract termination costs, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, change in fair value of contingent consideration, (income) costs related to divestiture, net, gain on sale of cost method investment, and loss on early extinguishment of debt. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenue.

The following table reconciles net (loss) income to Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
(dollar amounts in thousands)	2023	2022	2021
Net (loss) income	$(90,071)	$38,406	$(248,919)
Interest expense	63,577	38,990	58,990
Interest income	(16,252)	(908)	—
Income tax provision (benefit)	5,524	11,456	(26,000)
Amortization of intangible assets	71,972	72,278	72,358
Amortization of acquired technologies—Cost of revenue	26,464	26,938	26,320
Depreciation and amortization related to software, equipment and property	8,577	10,161	12,511
Depreciation and amortization related to software, equipment and property—Cost of revenue	28,325	17,772	11,940
Stock-based compensation expense and related employer payroll tax	147,707	111,865	261,995
Goodwill and intangible asset impairment charges	82,742	—	—
Change in fair value of warrant liabilities	15,096	(26,073)	64,501
Change in fair value of derivative instruments	5,743	(5,663)	—
Change in fair value of interest rate swap agreements	—	—	(8,373)
Income from derivative instruments	(6,460)	—	—
Plaintiff litigation costs	5,068	894	—
M&A and integration costs	3,372	1,772	—
Business combination transaction and related costs, including secondary offering costs	2,031	1,330	12,385
Lease abandonment	—	6,137	2,582
Contract termination costs	—	3,248	—
Lease overlap costs	—	1,338	3,697
Change in fair value of contingent consideration	—	(100)	—
Gain on sale of cost method investment	—	(3,587)	—
(Income) costs related to divestiture, net	—	(877)	2,177
Loss on early extinguishment of debt	—	—	15,240
Adjusted EBITDA	$353,415	$305,377	$261,404
Adjusted EBITDA Margin	41%	39%	38%

Adjusted Net Income and Adjusted Earnings Per Share

We believe that Adjusted Net Income, as defined below, and Adjusted Earnings Per Share are useful in evaluating our operational performance distinct and apart from certain expenses that may not be indicative of our recurring core business operating results. Adjusted Net Income is defined as net (loss) income adjusted for the after-tax effects of amortization, stock-based compensation expense and related employer payroll tax, income from derivative instruments, change in fair value of interest rate swap agreements, goodwill and intangible asset impairment charges, change in fair value of warrant liabilities, change in fair value of derivative instruments, litigation costs in legal matters in which the Company is the plaintiff, M&A and integration costs, Business Combination transaction and related costs, including secondary offering costs, lease abandonment charges, contract termination costs, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, change in fair value of contingent consideration, (income) costs related to divestiture, net, gain on sale of cost method investment, and loss on early extinguishment of debt.

The following table reconciles net (loss) income to Adjusted Net Income and Adjusted Earnings per Share for the years ended December 31, 2023, 2022 and 2021.

	Year ended December 31,
(dollar amounts in thousands)	2023	2022	2021
Net (loss) income	$(90,071)	$38,406	$(248,919)
Amortization of intangible assets	71,972	72,278	72,358
Amortization of acquired technologies—Cost of revenue	26,464	26,938	26,320
Stock-based compensation expense and related employer payroll tax	147,707	111,865	261,995
Goodwill and intangible asset impairment charges	82,742	—	—
Change in fair value of warrant liabilities	15,096	(26,073)	64,501
Change in fair value of derivative instruments	5,743	(5,663)	—
Change in fair value of interest rate swap agreements	—	—	(8,373)
Plaintiff litigation costs	5,068	894	—
M&A and integration costs	3,372	1,772	—
Business combination transaction and related costs, including secondary offering costs	2,031	1,330	12,385
Lease abandonment	—	6,137	2,582
Contract termination costs	—	3,248	—
Lease overlap costs	—	1,338	3,697
Change in fair value of contingent consideration	—	(100)	—
(Income) costs related to divestiture, net	—	(877)	2,177
Gain on sale of cost method investment	—	(3,587)	—
Loss on early extinguishment of debt	—	—	15,240
Tax effect of adjustments	(59,638)	(51,495)	(73,684)
Adjusted net income	$210,486	$176,411	$130,279

Adjusted net income per share attributable to common stockholders
Basic	$0.34	$0.29	$0.24
Diluted	$0.32	$0.27	$0.23

Weighted average shares outstanding
Basic	617,889,384	607,760,886	543,558,222
Diluted	651,587,360	642,841,596	575,619,243

Free Cash Flow

We believe that Free Cash Flow, as defined below, provides meaningful supplemental information regarding our ability to generate cash and fund our operations and capital expenditures. Free Cash Flow is defined as net cash provided by operating activities less cash used for the purchases of software, equipment and property, and purchase of intangible assets.

The following table reconciles net cash provided by operating activities to Free Cash Flow for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
(dollar amounts in thousands)	2023	2022	2021

Net cash provided by operating activities	$250,033	$199,907	$127,335
Less: Purchases of software, equipment, and property	(55,032)	(47,951)	(38,321)
Less: Purchase of intangible assets	—	—	(49)
Free Cash Flow	$195,001	$151,956	$88,965

Liquidity and Capital Resources

We have financed our operations with cash flows from operations. The Company generated $250.0 million of cash flows from operating activities for the year ended December 31, 2023. As of December 31, 2023, the Company had cash and cash equivalents of $195.6 million and a working capital surplus of $197.1 million. As of December 31, 2023, the Company had an accumulated deficit totaling $1,126.5 million and $784.0 million principal outstanding on our term loan.

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

The Term B Loan requires quarterly principal payments of $2.0 million until June 30, 2028, with the remaining outstanding principal amount required to be paid on the maturity date, September 21, 2028. Beginning with fiscal year ended December 31, 2022, if the Company's leverage ratio, as defined in the 2021 Credit Agreement is greater than 3.5, the Term B Loan requires a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. As of December 31, 2023 and 2022, the Company's leverage ratio did not exceed the 3.5 threshold and the Company was not subject to the annual excess cash flow calculation, and as such, not required to make a prepayment of principal.

As of December 31, 2023 and 2022, the amount outstanding under the Term B Loan is $784.0 million and $792.0 million, respectively, of which, $8.0 million is classified as current.

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

During the years ended December 31, 2023, 2022, and 2021 the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.5%, 4.2%, and 3.0%, respectively. The Company made Term B Loan interest payments of $58.6 million, $33.5 million, and $6.7 million during the years ended December 31, 2023, 2022, and 2021 respectively.

During the year ended December 31, 2021, the Company issued a standby letter of credit for $0.7 million which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility and at December 31, 2023 and 2022, $249.3 million was available to be borrowed.

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

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments, the Company’s leverage ratio cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test during the years ended December 31, 2023 and 2022.

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

During the year ended December 31, 2021, the weighted-average interest rate on the outstanding borrowings under the First Lien Term Loan was 4.1%. The Company made interest payments of $36.1 million during the year ended December 31, 2021.

Interest Rate Cap—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The fair value of the interest rate cap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore, was classified within Level 2 of the fair value hierarchy as of December 31, 2023 and 2022.

The Company did not designate its interest rate cap agreements as hedging instruments and records the changes in fair value within earnings.

During the year ended December 31, 2023, the Company transitioned the referenced interest rate within the two interest rate cap agreements from LIBOR to SOFR by terminating the original agreements and simultaneously entering into new agreements. The terms of the new agreements were unchanged except for the referenced interest rate. The Company elected the optional expedients available within ASC 848 to allow for this transition without any modification to the derivative classification of the interest rate cap agreements.

As of December 31, 2023 and 2022, the interest rate cap agreements had a fair value of $6.2 million and 12.0 million, respectively, classified within other assets in the accompanying consolidated balance sheets.

Cash received related to the interest rate cap agreements was $6.5 million for the year ended December 31, 2023. The Company received an insignificant amount of cash related to the interest rate cap agreements during the year ended December 31, 2022.

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

Contractual Obligations and Commitments

Our estimated future contractual obligations and commitments as of December 31, 2023 consist of:

•
Principal payments related to our long-term debt and related periodic interest payments;
•
Routine tax payments;
•
Operating lease liabilities;
•
Long-term licensing agreement; and
•
Other contractual purchase obligations.

Refer to Note 7 "Income Taxes," Note 11 "Leases," Note 16 "Long-Term Debt," Note 17 "Long-Term Licensing Agreement," and Note 23 "Commitments" to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding our material contractual obligations and commitments.

Cash Flows

The following table provides a summary of cash flow data for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
(dollar amounts in thousands)	2023	2022	2021
Net cash provided by operating activities	$250,033	$199,907	$127,335
Net cash used in investing activities	(55,032)	(76,292)	(48,598)
Net cash (used in) provided by financing activities	(323,026)	17,875	(58,440)
Net effect of exchange rate change	(191)	(246)	129
Change in cash and cash equivalents	$(128,216)	$141,244	$20,426

2023

Net cash provided by operating activities was $250.0 million for the year ended December 31, 2023. Net cash provided by operating activities consists of net loss of $90.1 million, adjusted for $341.0 million of non-cash items, $1.8 million for changes in working capital and $(2.7) million for the effect of changes in other operating assets and liabilities. Significant non-cash adjustments include stock-based compensation expense of $144.5 million, depreciation and amortization of $135.3 million, impairment of goodwill and intangible assets of $82.7 million, change in fair value of warrant liabilities of $15.1 million, change in fair value of derivative instruments of $5.7 million and deferred income tax benefits of ($46.3) million. The change in working capital was primarily a result of an $8.3 million increase in deferred revenues due to revenue growth and timing of customer payments, a $5.0 million change in income taxes due to timing of payments and a $4.0 million decrease in other current assets due to timing of payments for prepaid and other deferred costs, partially offset by a decrease in accounts payable of $11.3 million due to timing of payments and an increase in accounts receivable of $4.0 million due to revenue growth.

Net cash used in investing activities was $55.0 million for the year ended December 31, 2023. Net cash used in investing activities was due to purchases of software, equipment and property, primarily from capitalized time on new and enhanced customer solutions and platform development.

Net cash used in financing activities was $323.0 million for the year ended December 31, 2023. Net cash used in financing activities was due to a $328.5 million repurchase of common stock, $16.7 million of payroll tax payments related to the net share settlement of equity awards, and $8.0 million of long-term debt payments, partially offset by $25.4 million of proceeds from stock options exercises and $4.8 million of proceeds from shares purchased through the Company's Employee Stock Purchase Plan.

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

•
Revenue Recognition
•
Valuation of Goodwill and Intangible Assets
•
Stock-based Compensation
•
Valuation of Warrant Liabilities

Revenue Recognition

Revenue recognition requires judgment and the use of estimates. The Company generates revenue from subscription-based contracts that are billed either on a subscription or transactional basis. Revenue is derived from the sale of SaaS subscriptions, and other revenue, primarily professional and non-software services.

The estimates and assumptions requiring significant judgment under our revenue recognition policy in accordance with ASC 606, Revenue from Contracts with Customers, are as follows:

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

The Company may occasionally recognize an adjustment in revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to the Company’s assessment of whether an estimate of variable consideration is constrained. For the years ended December 31, 2023, 2022 and 2021, the impact on revenue recognized in the respective period, from performance obligations partially or fully satisfied in the previous period, was not significant.

Determine the amortizable life of contract assets

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to generally be between three and five years. We determined the period of benefit by taking into consideration our customer contracts, our technology, and other factors. Most often with larger customers, a new contract or amended master agreement will not include a renewal period that requires assessment of whether the new business and renewal business commissions are commensurate. This is because the solutions and services offered as part of the new contract or amended agreement will be different from the original due to changes in technology and offerings. While the renewal period may be reached, most often a new multi-year agreement is signed that includes new services and features which will pay out a commission on the new services and features at the new business percentage and the renewal services and features at the renewal commission percentage. In situations when the renewal period is triggered, it is typically with smaller customers where the sales commission paid is insignificant. Thus, sales commissions are amortized on a systematic basis over three to five years which corresponds to the period and pattern in which revenue is recognized. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in selling and marketing expenses on the consolidated statements of operations and comprehensive (loss) income.

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

We have two reporting units, Domestic and China, for purposes of analyzing goodwill. As a result of adverse macroeconomic impacts due to changes in market conditions and increases in interest rates, which contributed to downward revisions to future projected earnings and cash flows, we performed an interim quantitative goodwill test of our China reporting unit during the three months ended June 30, 2023. As a result of our quantitative impairment test, we determined the fair value of our China reporting unit was less than its carrying value and we recorded a goodwill impairment charge of $77.4 million during the year ended December 31, 2023.

We used a quantitative approach to measure the fair value of the China reporting unit using a discounted cash flow approach, which is a Level 3 measurement. The discounted cash flow analysis requires significant judgments, including estimates of future cash flows, which are dependent on internal forecasts and determination of the Company’s weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used for the China reporting unit in the Company’s analysis was 12.5%.

During the year ended December 31, 2023, the Company performed a qualitative assessment for its Domestic reporting unit's goodwill and trademark indefinite life intangible assets. For the qualitative analysis, the Company assessed several events and circumstances that could affect the significant inputs used to determine the fair values of the reporting unit and trademarks, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, key management turnover, and earnings quality and sustainability. There were no unanticipated changes or negative indicators in the above qualitative factors that would impact the fair values as of the annual impairment date. As such, the Company determined there were no indicators of impairment and that it is more likely than not that the fair value of the reporting unit and trademarks are greater than their carrying values and therefore performing the next step of the impairment test was unnecessary.

For the years ended December 31, 2022 and 2021 the Company performed a quantitative impairment test which indicated no impairment and there was no change to the carrying amount of goodwill or trademarks due to impairment.

If management's estimates of future operating results change or if there are changes to other assumptions due to these factors, the estimate of the fair value may change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition.

Intangible assets with finite lives are amortized over their estimated useful life on a straight-line basis. We monitor conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. We test these assets for potential impairment whenever our management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment regarding estimates of the future cash flows associated with each asset.

During the year ended December 31, 2023, the Company recorded an impairment charge to its China reporting unit's customer relationships and acquired technologies intangible assets. The Company's forecast of the China reporting unit's expected cash flows indicated the carrying amounts of the intangible assets were not recoverable and therefore the Company recorded an impairment charge of $5.3 million.

There was no impairment charge recorded during the years ended December 31, 2022 and 2021.

Stock-based Compensation

The Company accounts for stock-based compensation plans in accordance with ASC 718, Compensation—Stock Compensation, which requires the recognition of expense measured based on the grant date fair value of the stock-based awards. Our stock-based awards include stock options, restricted stock units (“RSUs”), shares issued through our employee stock purchase program, and phantom shares. Stock-based payment awards that are settled in cash are accounted for as liabilities. Our stock-based awards have service-based vesting, performance-based vesting and performance-based vesting subject to a market condition.

The grant date fair value of our service-based awards, excluding RSUs, is determined using the Black-Scholes option-pricing model. The fair value of each service-based and performance-based RSU is determined using the fair value of the underlying common stock on the date of grant. The fair value of each award with performance-based vesting subject to a market condition is determined using a Monte Carlo simulation model.

For stock-based awards with only service conditions, we recognize stock-based compensation expense on a straight-line basis over the requisite service period only for the portion of awards expected to vest, based on an estimated forfeiture rate. For stock-based awards with only performance conditions, we recognize stock-based compensation expense on a straight-line basis over the explicit performance period when the performance targets are probable of being achieved. As of each reporting period, we estimate the number of RSUs with a performance-based vesting component that are expected to vest based on our current estimate of performance compared to the target metrics and record a cumulative-effect adjustment to stock-based compensation expense when necessary. We recognize stock-based compensation expense on awards with performance-based vesting subject to a market condition when the performance targets are considered probable of being achieved. The determination of the grant date fair value for these awards is affected by assumptions regarding a number of complex and subjective variables, including expected stock price volatility over the expected term of the award, the risk-free interest rate for the expected term of the award and expected dividends. The market condition of these awards impacts the fair value at the grant date and is the reason the Monte Carlo simulation method is utilized to determine fair value. For stock-based awards that are accounted for as liabilities, we remeasure the fair value of the associated liability at each reporting date through settlement using the Black-Scholes option pricing model and recognize the adjustment as stock-based compensation expense.

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

See Note 21 to our consolidated financial statements for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model and Monte Carlo simulation method to determine the estimated fair value of our stock-based awards with service vesting and performance vesting. Some of these assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

Valuation of Warrant Liabilities

We account for our Private Warrants in accordance with the guidance contained in ASC 815-40. The warrants do not meet the criteria for equity treatment, thus we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or redeemed. Any change in fair value is recognized in our consolidated statements of operations and comprehensive (loss) income. The fair value of the Private Warrants was determined using the Black-Scholes option pricing model.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on $784.0 million of borrowings at December 31, 2023 that are floating rate obligations. These market risks result primarily from changes in SOFR or prime rates.

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

As of December 31, 2023, a 100-basis point increase in interest rates would increase annual interest expense by $7.8 million.

To reduce our exposure to increases in interest rates applicable to our floating rate long-term debt, we have two interest rate cap agreements with an aggregate notional amount of $600.0 million and a one-month SOFR cap rate of 4.00% through their expiration in July 2025.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CCC Intelligent Solutions Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CCC Intelligent Solutions Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, mezzanine equity and stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ Deloitte & Touche LLP

Chicago, IL

February 28, 2024

We have served as the Company's auditor since 2006.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2023 AND 2022

(In thousands, except share data)

	December 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$195,572	$323,788
Accounts receivable—Net of allowances of $5,574 and $5,339 as of December 31, 2023 and 2022, respectively	102,365	98,353
Income taxes receivable	1,798	4,015
Deferred contract costs	17,900	16,556
Other current assets	32,364	36,358
Total current assets	349,999	479,070
SOFTWARE, EQUIPMENT, AND PROPERTY—Net	160,416	146,443
OPERATING LEASE ASSETS	30,456	32,874
INTANGIBLE ASSETS—Net	1,015,046	1,118,819
GOODWILL	1,417,724	1,495,129
DEFERRED FINANCING FEES, REVOLVER—Net	1,672	2,286
DEFERRED CONTRACT COSTS	22,302	20,161
EQUITY METHOD INVESTMENT	10,228	10,228
OTHER ASSETS	43,197	45,911
TOTAL	$3,051,040	$3,350,921
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,324	$27,599
Accrued expenses	71,478	71,445
Income taxes payable	3,689	922
Current portion of long-term debt	8,000	8,000
Current portion of long-term licensing agreement—Net	3,061	2,876
Operating lease liabilities	6,788	5,484
Deferred revenues	43,567	35,239
Total current liabilities	152,907	151,565
LONG-TERM DEBT—Net	767,504	774,132
DEFERRED INCOME TAXES—Net	195,365	241,698
LONG-TERM LICENSING AGREEMENT—Net	27,692	30,752
OPERATING LEASE LIABILITIES	50,796	54,245
WARRANT LIABILITIES	51,501	36,405
OTHER LIABILITIES	6,414	2,658
Total liabilities	1,252,179	1,291,455
COMMITMENTS AND CONTINGENCIES (Notes 23 and 24)
MEZZANINE EQUITY:
Redeemable non-controlling interest	16,584	14,179
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par; 5,000,000,000 shares authorized; 603,128,781 and 622,072,905 shares issued and outstanding at December 31, 2023 and 2022, respectively	60	62
Additional paid-in capital	2,909,757	2,754,055
Accumulated deficit	(1,126,467)	(707,946)
Accumulated other comprehensive loss	(1,073)	(884)
Total stockholders’ equity	1,782,277	2,045,287
TOTAL	$3,051,040	$3,350,921

See notes to consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(In thousands, except share and per share data)

	2023	2022	2021

REVENUES	$866,378	$782,448	$688,288
COST OF REVENUES
Cost of revenues, exclusive of amortization and impairment of acquired technologies	203,324	187,001	169,335
Amortization of acquired technologies	26,464	26,938	26,320
Impairment of acquired technologies	431	—	—
Total cost of revenues	230,219	213,939	195,655
GROSS PROFIT	636,159	568,509	492,633
OPERATING EXPENSES:
Research and development	173,106	156,957	165,991
Selling and marketing	140,851	119,594	148,861
General and administrative	191,844	167,758	250,098
Amortization of intangible assets	71,972	72,278	72,358
Impairment of goodwill	77,405	—	—
Impairment of intangible assets	4,906	—	—
Total operating expenses	660,084	516,587	637,308
OPERATING (LOSS) INCOME	(23,925)	51,922	(144,675)
INTEREST EXPENSE	(63,577)	(38,990)	(58,990)
INTEREST INCOME	16,252	908	—
CHANGE IN FAIR VALUE OF WARRANT LIABILITIES	(15,096)	26,073	(64,501)
CHANGE IN FAIR VALUE OF INTEREST RATE SWAP AGREEMENTS	—	—	8,373
GAIN ON SALE OF COST METHOD INVESTMENT	—	3,587	—
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	(15,240)
OTHER INCOME—Net	1,799	6,362	114
PRETAX (LOSS) INCOME	(84,547)	49,862	(274,919)
INCOME TAX (PROVISION) BENEFIT	(5,524)	(11,456)	26,000
NET (LOSS) INCOME INCLUDING NON-CONTROLLING INTEREST	(90,071)	38,406	(248,919)
LESS: ACCRETION OF REDEEMABLE NON-CONTROLLING INTEREST	(2,405)	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC.'s COMMON STOCKHOLDERS	$(92,476)	$38,406	$(248,919)

Net (loss) income per share attributable to common stockholders:
Basic	$(0.15)	$0.06	$(0.46)
Diluted	$(0.15)	$0.06	$(0.46)
Weighted-average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	617,889,384	607,760,886	543,558,222
Diluted	617,889,384	642,841,596	543,558,222
COMPREHENSIVE (LOSS) INCOME:
Net (loss) income including non-controlling interest	(90,071)	38,406	(248,919)
Other comprehensive (loss) income—Foreign currency translation adjustment	(189)	(569)	(44)
COMPREHENSIVE (LOSS) INCOME INCLUDING NON-CONTROLLING INTEREST	(90,260)	37,837	(248,963)
Less: accretion of redeemable non-controlling interest	(2,405)	—	—

COMPREHENSIVE (LOSS) INCOME INCLUDING NON-CONTROLLING INTEREST	$(92,665)	$37,837	$(248,963)

See notes to consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(In thousands, except number of shares)

		Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding				Accumulated
	Redeemable					Additional		Other	Total
	Non-Controlling	Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
	Interest	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity

BALANCE—December 31, 2020	14,179	—	$—	504,274,890	$50	$1,501,206	$(129,370)	$(271)	$1,371,615
Issuance of common stock	—	—	—	110,679	—	1,007	—	—	1,007
Stock-based compensation expense	—	—	—	883,729	—	254,965	—	—	254,965
Net equity infusion from the Business Combination	—	—	—	97,740,002	10	704,831	—	—	704,841
Exercise of stock options—net of tax	—	—	—	1,922,019	—	5,180	—	—	5,180
Exercise of warrants — Net	—	—	—	4,836,977	1	60,461	—	—	60,462
Dividends to CCCIS stockholders	—	—	—	—	—	—	(269,178)	—	(269,178)
Deemed distribution to CCCIS option holders	—	—	—	—	—	(9,006)	—	—	(9,006)
Company Vesting Shares granted to CCCIS stockholders	—	—	—	—	—	98,885	(98,885)	—	—
Tax effect of Business Combination transaction costs	—	—	—	—	—	1,395	—	—	1,395
Foreign currency translation adjustment	—	—	—	—	—	—	—	(44)	(44)
Net loss	—	—	—	—	—	—	(248,919)	—	(248,919)
BALANCE—December 31, 2021	14,179	—	—	609,768,296	61	2,618,924	(746,352)	(315)	1,872,318
Stock-based compensation expense	—	—	—	—	—	109,387	—	—	109,387
Exercise of stock options—net of tax	—	—	—	10,074,354	1	27,562	—	—	27,563
Exercise of warrants—Net	—	—	—	1,246	—	—	—	—	—
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	408,879	—	3,197	—	—	3,197
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	1,820,130	—	(5,015)	—	—	(5,015)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(569)	(569)
Net income	—	—	—	—	—	—	38,406	—	38,406
BALANCE—December 31, 2022	14,179	—	—	622,072,905	62	2,754,055	(707,946)	(884)	2,045,287
Stock-based compensation expense	—	—	—	—	—	144,628	—	—	144,628
Exercise of stock options—net of tax	—	—	—	8,923,718	1	25,433	—	—	25,434
Issuance of common stock under employee stock purchase plan	—	—	—	641,691	—	4,761	—	—	4,761
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	3,990,467	—	(16,715)	—	—	(16,715)
Repurchase and retirement of common stock	—	—	—	(32,500,000)	(3)	—	(328,450)	—	(328,453)
Accretion of redeemable non-controlling interest	2,405	—	—	—	—	(2,405)	—	—	(2,405)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(189)	(189)
Net loss	—	—	—	—	—	—	(90,071)	—	(90,071)
BALANCE—December 31, 2023	$16,584	—	$—	603,128,781	$60	$2,909,757	$(1,126,467)	$(1,073)	$1,782,277

See notes to consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(In thousands)

	2023	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(90,071)	$38,406	$(248,919)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of software, equipment, and property	36,902	27,933	24,451
Amortization of intangible assets	98,436	99,216	98,678
Impairment of goodwill and intangible assets	82,742	—	—
Deferred income taxes	(46,333)	(34,401)	(46,883)
Stock-based compensation	144,518	109,497	261,995
Amortization of deferred financing fees	1,753	1,878	3,682
Amortization of discount on debt	233	257	604
Change in fair value of derivative instruments	5,743	(5,663)	—
Change in fair value of interest rate swap agreements	—	—	(8,373)
Change in fair value of warrant liabilities	15,096	(26,073)	64,501
Change in fair value of estimated contingent consideration	—	(100)	—
Loss on early extinguishment of debt	—	—	15,240
Non-cash lease expense	1,232	3,697	6,279
Gain on divestitures	—	—	(600)
Gain on sale of cost method investment	—	(3,587)	—
Loss on disposal of software, equipment and property	79	2,651	—
Other	620	104	541
Changes in:
Accounts receivable—Net	(4,001)	(19,844)	(4,725)
Deferred contract costs	(1,344)	(1,487)	(3,152)
Other current assets	4,046	9,792	(12,273)
Deferred contract costs—Non-current	(2,141)	1,956	(7,728)
Other assets	(3,649)	(14,501)	(7,838)
Operating lease assets	1,186	3,448	6,354
Income taxes	4,984	(10,018)	3,833
Accounts payable	(11,270)	15,516	(1,052)
Accrued expenses	1,041	4,592	8,347
Operating lease liabilities	(2,145)	(7,241)	(8,398)
Deferred revenues	8,321	4,196	4,513
Extinguishment of interest rate swap liability	—	—	(9,987)
Other liabilities	4,055	(317)	(11,755)
Net cash provided by operating activities	250,033	199,907	127,335
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of software, equipment, and property	(55,032)	(47,951)	(38,321)
Proceeds from sale of cost method investment	—	3,901	—
Acquisition of Safekeep, Inc., net of cash	—	(32,242)	—
Purchase of equity method investment	—	—	(10,228)
Purchase of intangible asset	—	—	(49)
Net cash used in investing activities	(55,032)	(76,292)	(48,598)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	25,381	27,693	5,085
Proceeds from employee stock purchase plan	4,761	3,197	—
Principal payments on long-term debt	(8,000)	(8,000)	(1,336,153)
Payments for employee taxes withheld upon vesting of equity awards	(16,715)	(5,015)	—
Repurchase of common stock	(328,453)	—	—
Proceeds from issuance of long-term debt, net of fees paid to lender	—	—	789,927
Net proceeds from equity infusion from the Business Combination	—	—	763,300
Payment of fees associated with early extinguishment of long-term debt	—	—	(4,821)
Dividends to CCCIS stockholders	—	—	(269,174)
Deemed distribution to CCCIS option holders	—	—	(9,006)
Proceeds from issuance of common stock	—	—	1,007
Tax effect of Business Combination transaction costs	—	—	1,395
Net cash (used in) provided by financing activities	(323,026)	17,875	(58,440)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(191)	(246)	129
NET CHANGE IN CASH AND CASH EQUIVALENTS	(128,216)	141,244	20,426
CASH AND CASH EQUIVALENTS:
Beginning of period	323,788	182,544	162,118
End of period	$195,572	$323,788	$182,544
NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash purchases of software, equipment, and property	$2,044	$100	$8,035
Leasehold improvements acquired by tenant improvement allowance	$—	$—	$16,924
Fair value of assumed Public Warrants exercised	$—	$—	$60,481
Contingent consideration related to business acquisition	$—	$200	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$61,367	$36,636	$54,980
Cash paid for income taxes—Net	$42,948	$55,697	$15,233

See notes to consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
ORGANIZATION AND NATURE OF OPERATIONS

CCC Intelligent Solutions Holdings Inc., a Delaware corporation, is a leading software as a service ("SaaS") platform for the multi-trillion-dollar property and casualty ("P&C") insurance economy powering operations for insurers, repairers, automakers, parts suppliers, lenders and more. CCC's cloud technology connects businesses digitizing mission-critical workflows, commerce and customer experiences.

Our cloud-based SaaS platform connects trading partners, facilitates commerce, and supports mission-critical, artificial intelligence ("AI") enabled digital workflows.

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated balance sheets as of December 31, 2023 and 2022, the consolidated statements of operations and comprehensive (loss) income, the consolidated statements of mezzanine equity and stockholders’ equity and the consolidated statements of cash flows for the years ended December 31, 2023, 2022 and 2021, have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

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

Basis of Accounting—The accompanying consolidated financial statements are prepared in accordance with GAAP and include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the accounts of wholly-owned and majority-owned subsidiaries. The ownership interest of the minority investor is recorded as a non-controlling interest in a subsidiary.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments, including money market funds, purchased with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. While the Company has deposits that exceed federally insured limits at financial institutions, the Company places its cash and cash equivalents in highly rated institutions. The Company has never experienced losses related to these balances.

Foreign Currency—The Company’s functional currency is the US dollar, however, for operations located in China, the functional currency is the local currency. Assets and liabilities of the foreign operations are translated to US dollars at exchange rates in effect at the consolidated balance sheet date, while statement of operations accounts are translated to US dollars at the average exchange rates for the period. Translation gains and losses are recorded and remain as a component of accumulated other comprehensive loss in stockholders’ equity until transactions are settled or the foreign entity is sold or liquidated. Gains and losses resulting from transactions that are denominated in a currency that is not the functional currency are recorded to other income–net, in the consolidated statements of operations and comprehensive (loss) income.

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

During the years ended December 31, 2023, 2022, and 2021 no single customer represented more than 10% of revenue.

As of December 31, 2023, no customer had an account receivable greater than 10% of accounts receivable. As of December 31, 2022, one customer had an account receivable of 11% of accounts receivable.

Revenue Recognition—The Company’s revenue recognition policy follows guidance from Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers.

The Company generates revenue from contracts that are generally billed either on a monthly subscription or transactional basis. Other revenue primarily consists of professional services and other non-software services revenue that is generally transaction-based (where a fee per transaction is charged). Revenues are recognized as control of these services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

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

For contracts with fixed and variable consideration, to the extent that customers’ usage exceeds the committed contracted amounts under their subscriptions, they are charged for their incremental usage. In addition to overage fees, consideration may vary due to discounts, incentives, and potential service level credits or contractual penalties. For such variable consideration, the Company includes an estimate of the most likely amount it expects to receive for the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur. When customers’ usage falls below the committed contracted amounts, the customer does not receive any credits or refunds for the shortfall.

For contracts where fees are solely based on transaction volume, the amount invoiced corresponds directly with the value provided to the customer, and revenue is recognized when invoiced using the as-invoiced practical expedient.

Other Revenue—Other revenues consist of professional services and other non-software services and are recognized over time as the services are performed. Other revenues are generally invoiced monthly in arrears.

Revenues related to such services that are billed on a transactional basis are recognized when the transaction for the related service occurs. Transaction revenue is primarily comprised of fees for services applied to the volume of transactions. These are typically based on a per-unit rate and are invoiced for the same period in which the transactions were processed and as the performance obligation is satisfied. For contracts with transaction fees, the amount invoiced corresponds directly with the value provided to the customer, and revenue is recognized when invoiced using the as-invoiced practical expedient.

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

The Company may occasionally recognize an adjustment in revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to the Company’s assessment of whether an estimate of variable consideration is constrained. For the years ended December 31, 2023, 2022 and 2021, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, was not significant.

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

In instances where the contract term is significantly different than our general contract terms of between three and five years, costs to obtain and fulfill are amortized over the contract term which the Company believes best reflects the period of benefit of these costs.

Cost of Revenues—Cost of revenues is primarily composed of personnel costs, including stock-based compensation, and costs of external resources used in the delivery of services to customers, including software configuration, integration services, customer support activities, third party costs related to hosting the Company’s software for its customers, internal support of production infrastructure, IT security costs, depreciation expense, cost of software production, and data licensing and royalty fees paid to third parties. Cost of revenues also includes amortization of internal use software, including capitalized development costs, and amortization and impairment of acquired technologies.

Research and Development—Research and development expenses consist primarily of personnel-related costs, including stock-based compensation, and costs of external development resources involved in the engineering, design and development of new solutions, as well as expenses associated with significant ongoing improvements to existing solutions. Research and development expenses also include costs for certain IT expenses. Research and development costs, other than software development costs qualifying for capitalization, are expensed as incurred

Selling and Marketing—Selling and marketing expenses consist primarily of personnel-related costs for our sales and marketing functions, including sales commissions and stock-based compensation. Additional expenses include advertising costs, marketing costs and event costs, including the Company’s annual industry conference.

The Company expenses advertising and other promotional expenditures as incurred. Advertising expenses were $1.5 million, $1.1 million and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

General and Administrative—General and administrative expenses consist primarily of personnel-related costs, including stock-based compensation, for our executive management and administrative employees, including finance and accounting, human resources, internal systems IT, facilities and legal functions. Additional expenses include professional service fees, insurance premiums, and other corporate expenses that are not allocated to the above expense categories.

Amortization of Intangible Assets—Amortization of intangible assets consists of the capitalized costs of intangible assets. These intangible assets are amortized on a straight-line basis over their estimated useful lives (see Note 12).

Goodwill and Intangible Asset Impairments—Goodwill and intangible asset impairments includes the goodwill and intangible asset impairment charges specific to the Company's China reporting unit (see Note 12).

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

The fair value of RSUs with only a time-based vesting component or a performance-based vesting component is determined using the quoted price of our common stock on the date of grant. As of each reporting period, we estimate the number of RSUs with a performance-based vesting component that are expected to vest based on our current estimate of performance compared to the target metrics and record a cumulative-effect adjustment to stock-based compensation expense when necessary. For stock-based awards that are accounted for as liabilities, we remeasure the fair value of the associated liability at each reporting date through settlement using the Black-Scholes option pricing model and recognize the adjustment as stock-based compensation expense.

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

The inputs and assumptions utilized under these methods require judgments and estimates. Changes in the inputs and assumptions could affect the measurement of the estimated fair value of the related compensation expense of these stock-based payment awards.

Accounts Receivable—Net—Accounts receivable, as presented in the consolidated balance sheets, are net of customer sales allowances and doubtful accounts. The Company determines allowances for its sales reserves and doubtful accounts based on specific identification of customer accounts and historical experience to the remaining accounts receivable balance. The Company’s assessment of doubtful accounts includes estimating its expected credit losses based on historical information and adjusted for current conditions and forecasts for the probability of collection from customers. Doubtful accounts are charged to general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

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

Maintenance and repairs are expensed as incurred. Significant improvements and enhancements are capitalized.

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

Goodwill and Intangible Assets—Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performs its annual impairment assessment of goodwill and indefinite life intangible assets as of November 30 of each year.

Under GAAP, the Company has the option to first assess qualitative factors in order to determine if it is more likely than not that the fair value of one of its reporting units or indefinite life intangible assets is greater than its carrying value ("Step 0"). If the qualitative assessment leads to a determination that the fair value is less than its carrying value, or if the Company elects to bypass the qualitative assessment, it is required to perform a quantitative impairment test ("Step 1") by calculating the fair value of the reporting unit or indefinite life intangible asset and comparing the fair value with its associated carrying value. If the carrying value exceeds the fair value, an impairment loss is recognized in an amount equal to the excess, up to the carrying value of the goodwill or indefinite life intangible asset.

During the three months ended June 30, 2023, the Company performed an interim quantitative impairment test for its China reporting unit due to events which indicated that the carrying amount was in excess of its estimated fair value. As a result of the interim quantitative impairment test, the Company recorded a goodwill impairment charge of $77.4 million (see Note 12).

The Company performed its annual impairment test for its Domestic reporting unit, its remaining reporting unit with goodwill and indefinite lived assets as of November 30, 2023 and determined no impairment existed.

For the years ended December 31, 2022 and 2021, the Company performed its annual impairment tests for its goodwill and indefinite lived intangible assets and determined no impairment existed.

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

During the year ended December 31, 2023, the Company performed the recoverability test on its China reporting unit's intangible assets due to events which indicated the carrying amount may not be recoverable. As a result, the Company recorded impairment charges totaling $5.3 million (see Note 12).

There were no events or changes in circumstances that indicated the carrying value may not be recoverable and no impairment charges were recognized during the years ended December 31, 2022 and 2021.

Equity Method Investment—The Company accounts for its 7% investment in a limited partnership using the equity method of accounting. Under the equity method of accounting, the investee’s accounts are not reflected within the Company’s consolidated balance sheets and consolidated statements of operations and comprehensive (loss) income. The Company’s investment was initially recognized at cost and adjusted thereafter for the post acquisition changes in the Company’s share of the investee’s earnings which would be recorded in other income-net.

Deferred Financing Costs—Deferred financing costs are capitalized and amortized over the life of the underlying financing agreement (see Note 16).

Business Combinations—The Company allocates the purchase consideration of acquired companies to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the excess recorded to goodwill. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, adjustments may be recorded to the fair value of these tangible and intangible assets acquired and liabilities assumed, including uncertain tax positions and tax-related valuation allowances, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations and comprehensive (loss) income.

The Company estimates the fair value of contingent consideration related to business combinations on the date of acquisition (see Note 4). The fair value of the contingent consideration is remeasured each reporting period, with any change in the fair value recorded within the consolidated statements of operations and comprehensive (loss) income.

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

The Company accounts for its Public Warrants and Private Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, in conjunction with the SEC Division of Corporation Finance’s April 12, 2021 Public Statement, Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies ("SPACs"). The terms of the warrants provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and preclude the warrants from being classified in equity and thus the warrants are classified as a liability. Accordingly, the Company recorded the warrants as long-term liabilities on its consolidated balance sheet at fair value upon the closing of the Business Combination (see Note 3), with subsequent changes in the fair value of the warrants recognized in the consolidated statements of operations and comprehensive (loss) income at each reporting date.

Prior to their redemption during the year ended December 31, 2021, the Public Warrants were publicly traded and thus had an observable market price in an active market and were valued at their trading price as of each reporting date.

The Private Warrants are valued using the Black-Scholes option pricing model. The assumptions utilized under the Black-Scholes option pricing model require judgments and estimates. Changes in these inputs and assumptions could affect the measurement of the estimated fair value of the related fair value of the Private Warrants.

Derivative Instruments—The Company records derivative instruments as an asset or liability measured at fair value each reporting period. The Company has not designated its derivatives as hedging instruments for accounting purposes and recognizes the changes in fair value within its consolidated statement of operations and comprehensive (loss) income. Gain and losses from the change in fair value and cash payments and receipts related to the derivative instruments are recognized in other income (expense)—net, in the consolidated statements of operations and comprehensive (loss) income. The Company does not enter into derivative instrument transactions for trading or speculative purposes.

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

Employee Insurance Benefits—The Company maintains a self-insured group medical program. The program contains stop loss thresholds with amounts in excess of the self-insured levels fully insured by third-party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends.

Leases—The Company’s lease policy follows guidance from ASC 842, Leases.

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

Redeemable Non-Controlling Interest—The Company presents a redeemable non-controlling interest as mezzanine equity within its consolidated balance sheets when it is redeemable at a fixed or determinable price on a fixed or determinable date at the option of the holder or upon the occurrence of an event that is not solely within the control of the Company.

The redeemable non-controlling interest was initially measured at fair value on the date of issuance. When the redemption of a mezzanine-classified non-controlling interest becomes probable, the carrying amount of the redeemable non-controlling interest is increased by periodic accretions using the interest method so that the carrying amount will equal the redemption amount on the date that the shares become redeemable. These adjustments are recorded as accretion of redeemable non-controlling interest, with an offset to additional paid-in capital, on the consolidated statements of mezzanine equity and stockholders' equity (see Note 18).

Any such charges to additional paid-in capital affect net (loss) income available to CCC common stockholders as part of the Company's calculation of net (loss) income per share attributable to common stockholders.

Reclassifications—Certain reclassifications of prior period amounts have been made to conform to the current period presentation. For the year ended December 31, 2023, changes in the fair value of the Company's interest rate cap agreements are recognized within other income-net in the consolidated statements of operations and comprehensive (loss) income. Corresponding amounts recognized during the year ended December 31, 2022, were previously classified as a change in fair value of derivative instruments and have been reclassified to conform to the current period presentation. The amounts reclassified had no impact on net (loss) income.

Recently Adopted Accounting Pronouncements—Effective April 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in January 2021 subsequently issued ASU 2021-01, which refines the scope of Topic 848. These ASUs provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR"), or another rate that is expected to be discontinued. ASU 2020-04 was effective upon issuance. In December 2022, the FASB issued ASU 2022-06 that defers the sunset date for applying the reference rate reform relief in Accounting Standards Codification ("ASC") 848 to December 31, 2024. The Company adopted these standards during the three months ended June 30, 2023 and transitioned the reference rate within its credit agreement and related interest rate cap agreements from LIBOR to the Secured Overnight Financing Rate ("SOFR") (see Note 16). The adoption of these standards did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements—In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the disclosure requirements related to this update.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 31, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the disclosure requirements related to this update.

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

In exchange for all the outstanding shares of Safekeep, the Company paid total cash consideration of $32.3 million upon closing. In accordance with the acquisition agreement, the Company placed $6.0 million in escrow for a general indemnity holdback to be paid to the sellers within 15 months of closing, subject to reduction for certain indemnifications and other potential obligations of the selling shareholders. The remaining cash held in escrow was paid to the sellers in May 2023.

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

The Company incurred transaction costs associated with the acquisition of $1.2 million, included in general and administrative expenses within the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2022.

5.
REVENUE

Disaggregation of Revenue—The Company provides disaggregation of revenue based on type of service as it believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table summarizes revenue by type of service for the years ended December 31 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Software subscriptions	$830,117	$752,505	$662,300
Other	36,261	29,943	25,988
Total revenues	$866,378	$782,448	$688,288

Contract Assets and Liabilities—The balances of the Company’s receivables, contract assets and contract liabilities from contracts with customers are as follows (in thousands):

	December 31,	December 31,	December 31,
	2023	2022	2021
Accounts receivables-Net of allowances	$102,365	$98,353	$78,793
Deferred contract costs	17,900	16,556	15,069
Deferred contract costs-non-current	22,302	20,161	22,117
Other assets (accounts receivable, non-current)	15,198	16,437	8,622
Deferred revenues	43,567	35,239	31,042
Other liabilities (deferred revenues, non-current)	1,373	1,240	1,574

Deferred Contract Costs—A summary of the activity impacting the deferred contract costs during the years ended December 31, 2023, 2022 and 2021 is presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$36,717	$37,186	$26,306
Costs amortized	(19,197)	(17,986)	(15,384)
Additional amounts deferred	22,682	17,517	26,264
Balance at end of period	$40,202	$36,717	$37,186

Classified as:
Current	$17,900	$16,556	$15,069
Non-current	22,302	20,161	22,117
Total deferred contract costs	$40,202	$36,717	$37,186

Deferred Revenue—A summary of the activity impacting deferred revenue balances during the years ended December 31, 2023, 2022 and 2021, is presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$36,479	$32,616	$28,515
Revenue recognized[1]	(434,197)	(380,977)	(334,524)
Additional amounts deferred[1]	442,658	384,840	338,625
Balance at end of period	$44,940	$36,479	$32,616

Classified as:
Current	$43,567	$35,239	$31,042
Non-current	1,373	1,240	1,574
Total deferred revenue	$44,940	$36,479	$32,616

1 Amounts include total revenue deferred and recognized during each respective period.

During the years ended December 31, 2023, 2022 and 2021, $35.1 million, $31.0 million and $26.5 million, respectively, that was included in the deferred revenue balance at the beginning of each period was recognized as revenue.

Transaction Price Allocated to the Remaining Performance Obligations—Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2023, approximately $1,552 million of revenue is expected to be recognized from remaining performance obligations with approximately $597 million impacting the next twelve months, and approximately $955 million thereafter. The estimated revenues do not include unexercised contract renewals. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.

6.
FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Private Warrants—As of December 31, 2023 and 2022, the Company’s Private Warrants are recognized as liabilities and measured at fair value on a recurring basis.

The Private Warrants are valued using Level 1 and Level 2 inputs within the Black-Scholes option pricing model. The inputs and assumptions utilized under the Black-Scholes option pricing model require judgments and estimates. Changes in these inputs and assumptions could affect the measurement of the estimated fair value of the Private Warrants. Accordingly, the Private Warrants are classified within Level 2 of the fair value hierarchy.

The valuation of the Private Warrants as of December 31, 2023 and December 31, 2022 was determined using the Black-Scholes option pricing model using the following assumptions:

	December 31,	December 31,
	2023	2022
Expected term (in years)	2.6	3.6
Expected volatility	34%	38%
Expected dividend yield	0%	0%
Risk-free interest rate	4.10%	4.15%

The estimated fair value of each Private Warrant using the Company's stock price on the valuation date and the above assumptions was $2.89 and $2.05 as of December 31, 2023 and 2022, respectively.

Contingent Consideration Liability—The contingent consideration liability related to the acquisition of Safekeep (see Note 4), recognized within other liabilities on the consolidated balance sheet, is adjusted each reporting period for changes in fair value, which can result from changes in anticipated payments and changes in the assumed discount rate. These inputs are unobservable in the market and therefore, the contingent consideration liability was classified within Level 3 of the fair value hierarchy as of December 31, 2023 and 2022.

The estimated fair value of the contingent consideration at the date of acquisition was determined using probability-weighted discounted cash flows and a Monte Carlo simulation model. The discount rate used to estimate fair value is based on the Company's estimated cost of debt and was 10% as of December 31, 2022.

As of December 31, 2022, the contingent consideration liability had a fair value of $0.1 million. As of December 31, 2023, there were no significant changes to the inputs used within the Monte Carlo simulation model, and the estimated fair value of the contingent consideration liability was $0.1 million. The contingent consideration liability is classified within other liabilities in the accompanying consolidated balance sheets.

During the year ended December 31, 2023, the Company did not recognize any change in the estimated fair value of the contingent consideration. During the year ended December 31, 2022, the Company recognized a $0.1 million gain from the change in the estimated fair value of the contingent consideration liability, within general and administrative expenses on the consolidated statement of operations and comprehensive (loss) income.

Interest Rate Cap—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt (See Note 16). The fair value of the interest rate cap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore, was classified within Level 2 of the fair value hierarchy as of December 31, 2023 and 2022.

The Company did not designate its interest rate cap agreements as hedging instruments and records the changes in fair value within other income-net on the consolidated statement of operations and comprehensive (loss) income. The interest rate cap agreements' fair value was $6.2 million and $12.0 million as of December 31, 2023 and 2022, respectively, classified within other assets in the accompanying consolidated balance sheet.

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis at December 31, 2023 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate cap	$6,208	$—	$6,208	$—
Total Assets	$6,208	$—	$6,208	$—
Liabilities
Contingent consideration related to business acquisition	$100	$—	$—	$100
Private warrants	51,501	—	51,501	—
Total Liabilities	$51,601	$—	$51,501	$100

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

During the year ended December 31, 2023 the Company recognized impairment charges of goodwill and definite-lived intangible assets (See Note 12). The Company did not recognize impairment charges related to these assets during the years ended December 31, 2022 and 2021.

Fair Value of Other Financial Instruments—The following table presents the carrying amounts, net of debt discount, and estimated fair values of the Company’s financial instruments that are not recorded at fair value on the consolidated balance sheets (in thousands):

	December 31, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
Term B Loan, including current maturities	$782,564	$784,000	$790,331	$766,260

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

7.
INCOME TAXES

The components of pretax (loss) income attributable to domestic and foreign operations are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021

Domestic	$(80,486)	$54,799	$(261,900)
Foreign	(4,061)	(4,937)	(13,019)
Pretax (loss) income	$(84,547)	$49,862	$(274,919)

The goodwill and intangible asset impairment charges (see Note 12) recognized during the year ended December 31, 2023 are included in the domestic pretax loss in the table above.

The Company's income tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021

Current provision:
Federal	$41,804	$37,470	$15,263
State	10,053	8,387	5,620
Total current provision	51,857	45,857	20,883

Deferred provision (benefit):
Federal	(36,253)	(26,570)	(35,284)
State	(10,080)	(7,831)	(11,599)
Foreign	(502)	1,054	(2,080)
Change in valuation allowance	502	(1,054)	2,080
Total deferred benefit	(46,333)	(34,401)	(46,883)
Total income tax provision (benefit)	$5,524	$11,456	$(26,000)

The Company’s effective income tax rate differs from the federal statutory rate as follows (in thousands, except percentages):

	Year Ended December 31,
	2023		2022		2021

Federal income tax benefit at statutory rate	$(17,755)	21.0%	$10,471	21.0%	$(57,733)	21.0%
Goodwill impairment	16,255	(19.2)	—	—	—	—
Executive compensation	12,555	(14.8)	12,508	25.0	25,362	(9.2)
Fair value of warrants	3,170	(3.7)	(5,475)	(11.0)	13,545	(4.9)
Stock-based compensation	(3,844)	4.5	(4,074)	(8.1)	(3,647)	1.3
Research and experimentation credit	(6,920)	8.2	(3,510)	(7.0)	(2,914)	1.1
Impact of foreign operations	1,794	(2.1)	2,807	5.6	261	(0.1)
Valuation allowance	502	(0.6)	(1,054)	(2.1)	2,080	(0.8)
State and local taxes-net of federal income tax effect	(22)	0.0	439	0.9	(4,723)	1.7
Other nondeductible expenses	836	(1.0)	344	0.7	756	(0.3)
Uncertain tax positions	396	(0.5)	(303)	(0.6)	594	(0.2)
Foreign rate difference	(164)	0.2	(182)	(0.4)	(493)	0.2
Other—net	(1,279)	1.5	(515)	(1.0)	912	(0.3)
Income tax provision (benefit)	$5,524	(6.5)%	$11,456	23.0%	$(26,000)	9.5%

The Company made income tax payments of $43.0 million, $55.7 million and $15.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company received insignificant refunds from the Internal Revenue Service and various states during the years ended December 31, 2023, 2022 and 2021, respectively.

The approximate income tax effect of each type of temporary difference giving rise to deferred income tax assets and liabilities as of December 31, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred income tax assets:
Stock-based compensation	$36,329	$37,156
Operating lease liabilities	13,751	14,339
Accrued compensation	10,373	10,962
Net operating losses—foreign	10,875	10,373
Capitalized R&E—net of amortization	26,082	10,221
Sales allowances and doubtful accounts	1,393	1,339
Interest expense limitation	—	673
Net operating losses—domestic (state)	479	506
Research and experimental credit	373	386
Other	775	826
Total deferred income tax assets	100,430	86,781
Valuation allowance for deferred tax asset	(10,875)	(10,373)
Net deferred income tax assets	89,555	76,408
Deferred income tax liabilities:
Intangible asset amortization	255,572	282,032
Software, equipment and property depreciation and amortization	11,541	17,628
Deferred contract costs	10,044	9,235
Operating lease assets	7,078	7,604
Interest rate cap	685	1,607
Total deferred income tax liabilities	284,920	318,106
Net deferred income tax liabilities	$195,365	$241,698

Valuation Allowance—The Company has accumulated net operating losses related to its foreign subsidiaries of $10.9 million and $10.4 million at December 31, 2023 and 2022, respectively. A valuation allowance equal to 100% of the related tax benefit has been established as of December 31, 2023 and 2022. The valuation allowance increased $0.5 million during the year ended December 31, 2023, decreased $1.0 million during the year ended December 31, 2022 and increased $2.0 million during the year ended December 31, 2021. The changes in the valuation allowance during each year were due to foreign subsidiaries' net operating losses in the current year and the expiration of prior year's net operating losses. No amounts were released during the years ended December 31, 2023, 2022 and 2021. The net operating losses are set to expire in 2024 through 2028 as China allows for a five-year carryforward.

The state net operating losses at December 31, 2023 of $0.5 million are expected to be more likely than not fully utilized. Most states allow for a 20-year carryforward of net operating losses. All losses will expire in 2035-2042 if not fully utilized.

The change in unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2023 and 2022 was as follows (in thousands):

	2023	2022
Balance at beginning of year	$3,723	$3,722
Additions based on tax positions related to the current year	1,062	797
Additions based on adjustments to tax positions related to prior years	527	105
Reductions for tax positions of prior years	(897)	(901)
Balance at end of year	$4,415	$3,723

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2023 and 2022, the amount accrued for interest and penalties was not material. The Company reflects its liability for unrecognized tax benefits within income taxes payable and other liabilities in its consolidated balance sheets. The amounts included in “reductions for tax positions of prior years” represent expirations of statutes of limitation and decreases in the unrecognized tax benefits relating to settlements reached with taxing authorities during each year shown.

With few US State exceptions, the major jurisdictions subject to examination by the relevant taxing authorities and open tax years, stated as the Company’s fiscal years, are as follows:

Jurisdiction	Open Tax Years
US Federal	2020 - 2022
US States	2020 - 2022
China	2020 - 2022
Canada	2020 - 2022

8.
ACCOUNTS RECEIVABLE

Accounts receivable–Net as of December 31, 2023 and 2022, consists of the following (in thousands):

	December 31,
	2023	2022
Accounts receivable	$107,939	$103,692
Allowance for doubtful accounts and sales reserves	(5,574)	(5,339)
Accounts receivable–Net	$102,365	$98,353

Changes to the allowance for doubtful accounts and sales reserves during the years ended December 31, 2023, 2022 and 2021, consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$5,339	$3,791	$4,224
Charges to bad debt and sales reserves	7,079	4,262	3,634
Write-offs, net	(6,844)	(2,714)	(4,067)
Balance at end of period	$5,574	$5,339	$3,791

9.
OTHER CURRENT ASSETS

Other current assets as of December 31, 2023 and 2022, consists of the following (in thousands):

	December 31,
	2023	2022
Prepaid SaaS costs	7,833	7,423
Prepaid service fees	5,992	5,268
Prepaid software and equipment maintenance	5,547	7,638
Prepaid insurance	2,289	4,062
Non-trade receivables	—	690
Other	10,703	11,277
Total	$32,364	$36,358

10.
SOFTWARE, EQUIPMENT, AND PROPERTY

Software, equipment, and property as of December 31, 2023 and 2022, consists of the following (in thousands):

	December 31,
	2023	2022
Software, licenses and database	$220,625	$175,616
Computer equipment	27,467	33,043
Leasehold improvements	31,046	30,430
Building and land	4,910	4,910
Furniture and other equipment	1,370	1,478
Total software, equipment, and property	285,418	245,477
Less accumulated depreciation and amortization	(125,002)	(99,034)
Net software, equipment, and property	$160,416	$146,443

Depreciation and amortization expense related to software, equipment, and property was $36.9 million, $27.9 million and $24.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

11.
LEASES

The Company leases real estate in the form of office space and data center facilities. Generally, at the inception of the contract, the term for real estate leases ranges from 1 to 17 years and the term for equipment leases is 1 to 3 years. Some real estate leases include options to renew that can extend the original term by 3 to 5 years.

Operating lease costs are included within cost of revenues, exclusive of amortization and impairment of acquired technologies, research and development and general and administrative expenses on the consolidated statements of operations and comprehensive (loss) income. The Company does not have any finance leases.

In December 2022, the Company terminated a corporate office lease which otherwise would have expired in March 2026. In connection with the lease termination, the Company agreed to a termination fee in the amount of $3.8 million, which released the Company from all future minimum lease payments and variable leases costs related to this facility. As of the termination date, the Company derecognized the operating lease asset and operating lease liability and recognized a loss on lease termination of $3.1 million, included within general and administrative expenses in the consolidated statement of operations and comprehensive (loss) income.

The components of lease expense for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	December 31,
	2023	2022	2021
Operating lease costs	$5,958	$12,390	$16,386
Variable lease costs	3,497	2,319	2,110
Total lease costs	$9,455	$14,709	$18,496

The $3.1 million loss on lease termination is included in operating lease costs for the year ended December 31, 2022.

The lease term and discount rate consisted of the following as of December 31, 2023, 2022 and 2021:

	December 31,
	2023	2022	2021
Weighted-average remaining lease term (years)	12.9	13.6	12.9
Weighted-average discount rate	6.5%	6.4%	6.3%

Supplemental cash flow and other information related to leases for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	December 31,
	2023	2022	2021
Cash payments for operating leases	$5,706	$11,933	$11,403
Operating lease assets obtained in exchange for lease liabilities	—	2,825	2,876

The $3.8 million lease termination fee is included in the cash payments for operating leases for the year ended December 31, 2022.

The table below reconciles the undiscounted future minimum lease payments (in thousands) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheet as of December 31, 2023.

Years Ending December 31:
2024	7,016
2025	7,178
2026	7,205
2027	5,403
2028	6,465
Thereafter	51,027
Total lease payments	84,294
Less: Interest	(26,710)
Total	$57,584

12.
GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are primarily the result of business acquisitions.

The Company performs its annual impairment assessment of goodwill and indefinite life intangible assets as of November 30 of each year.

During the year ended December 31, 2023, the Company's China reporting unit experienced adverse impacts as a result of changes in market conditions and increases in interest rates which contributed to reduced forecasted revenues and reduced projected future cash flows.

As a result of these adverse impacts, the Company performed an interim quantitative assessment of goodwill impairment by comparing the fair value of its China reporting unit to its carrying value, including goodwill. When performing the assessment, the Company determined the fair value of its China reporting unit based on forecasted future cash flows. Based on the Company's forecast of the future cash flows of its China reporting unit, it was determined the carrying value of goodwill for its China reporting unit was impaired and the Company recorded a goodwill impairment charge of $77.4 million during the three months ended June 30, 2023.

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

During the year ended December 31, 2023, the Company performed a qualitative assessment for its remaining reporting unit with goodwill and its trademark indefinite life intangible assets. For the qualitative analysis performed as of November 30, 2023, the Company assessed several events and circumstances that could affect the significant inputs used to determine the fair values of the reporting unit and trademarks, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, no significant changes to projected forecasts, overall change in economic climate, changes in the industry and competitive environment, key management turnover, and earnings quality and sustainability. There were no unanticipated changes or negative indicators in the above qualitative factors that would impact the fair values as of the annual impairment date. As such, the Company determined there were no indicators of impairment and that it is more likely than not that the fair value of the reporting unit and trademarks are greater than their carrying values and therefore performing the next step of the impairment test was unnecessary.

For the years ended December 31, 2022 and 2021 the Company performed a quantitative impairment test which indicated no impairment and there was no change to the carrying amount of goodwill or trademarks due to impairment.

The following table presents the gross amount, accumulated impairment loss, and net carrying amount of goodwill as of December 31, 2023 and 2022 (in thousands):

		Accumulated	Net
	Gross Amount	Impairment Loss	Carrying Amount
Balance as of December 31, 2023	1,520,926	(103,202)	1,417,724
Balance as of December 31, 2022	$1,520,926	$(25,797)	$1,495,129

The accumulated impairment loss as of December 31, 2022 was recognized during the year ended December 31, 2019.

Changes in the net carrying amount of goodwill were as follows during the year ended December 31, 2022 (in thousands):

Net Carrying
Amount
Balance as of December 31, 2021	$1,466,884
Acquisition of Safekeep, Inc.	28,245
Balance as of December 31, 2022	$1,495,129
Impairment	(77,405)
Balance as of December 31, 2023	$1,417,724

The intangible assets balance as of December 31, 2023, is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount

Intangible assets:
Customer relationships	16–18	11.3	$1,291,830	$(479,054)	$812,776
Acquired technologies	3–7	1.7	184,640	(172,840)	11,800
Subtotal			1,476,470	(651,894)	824,576
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,666,940	$(651,894)	$1,015,046

The intangible assets balance as of December 31, 2022, is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount

Intangible assets:
Customer relationships	16–18	12.3	$1,299,750	$(410,095)	$889,655
Acquired technologies	3–7	1.8	187,950	(149,256)	38,694
Subtotal			1,487,700	(559,351)	928,349
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,678,170	$(559,351)	$1,118,819

During the year ended December 31, 2023, the Company recorded an impairment charge to its China reporting unit's customer relationships and acquired technologies intangible assets. The Company's forecast of the China reporting unit's expected cash flows indicated the carrying amounts of the intangible assets were not recoverable and therefore the Company recorded an impairment charge of $5.3 million.

As a result of the impairment charge, the Company recorded a write off of the gross carrying amount and accumulated amortization of the associated intangible assets during the year ended December 31, 2023.

No intangible asset impairments were recorded during the years ended December 31, 2022 and 2021.

During February 2022, the Company recorded $4.8 million of acquired technology intangible assets as a result of the acquisition of Safekeep (see Note 4).

Amortization expense for intangible assets was $98.4 million, $99.2 million and $98.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Future amortization expense for each of the next five years and thereafter for intangible assets as of December 31, 2023, is as follows (in thousands):

Years Ending December 31:
2024	$80,768
2025	72,454
2026	72,454
2027	72,454
2028	72,454
Thereafter	453,992
Total	$824,576

13.
EQUITY METHOD INVESTMENT

The Company maintains an investment in a limited partnership (the “Investee”), which is affiliated with one of the Company’s principal equity owners. The Company invested $10.2 million, including related fees and expenses, for an approximate 7% interest of the Investee.

Since the Company's investment in June 2021, the Investee has not recognized any income or loss, thus there have been no changes to the carrying value of the Company's equity method investment and the investment is recorded at $10.2 million as of December 31, 2023 and 2022 on the consolidated balance sheets.

14.
ACCRUED EXPENSES

Accrued expenses as of December 31, 2023 and 2022, consist of the following (in thousands):

	December 31,
	2023	2022
Compensation	$54,593	$53,530
Royalties and licenses	4,381	3,832
Sales tax	2,968	2,615
Employee insurance benefits	2,572	2,749
Software license agreements	2,233	3,243
Professional services	2,183	1,877
Other	2,548	3,599
Total	$71,478	$71,445

15.
OTHER LIABILITIES

Other liabilities as of December 31, 2023 and 2022, consist of the following (in thousands):

	December 31,
	2023	2022
Income taxes payable—non-current	$3,937	$—
Software license agreements	1,004	1,208
Deferred revenue—non-current	1,373	1,240
Contingent consideration	100	100
Other	—	110
Total	$6,414	$2,658

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

The Company incurred $9.8 million in financing costs related to the Term B Loan, recorded to a contra debt account. The Company incurred $3.1 million in financing costs related to the 2021 Revolving Credit Facility, recorded as deferred financing fees. The financing costs are being amortized to interest expense over the terms of the Term B Loan and 2021 Revolving Credit Facility using the effective interest method.

The Term B Loan requires quarterly principal payments of $2.0 million until June 30, 2028, with the remaining outstanding principal amount required to be paid on the maturity date, September 21, 2028. Beginning with the fiscal year ended December 31, 2022, if the Company's leverage ratio, as defined in the 2021 Credit Agreement is greater than 3.5, the Term B Loan requires a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. As of December 31, 2023 and 2022, the Company's leverage ratio did not exceed the 3.5 threshold and the Company was not subject to the annual excess cash flow calculation, and as such, not required to make a prepayment of principal.

As of December 31, 2023 and 2022, the amount outstanding on the Term B Loan is $784.0 million and $792.0 million, respectively, of which $8.0 million is classified as current in the accompanying consolidated balance sheets.

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

During the years ended December 31, 2023, 2022, and 2021, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.5%, 4.2%, and 3.0%, respectively. The Company made Term B Loan interest payments of $58.6 million, $33.5 million, and $6.7 million during the years ended December 31, 2023, 2022, and 2021 respectively.

During the year ended December 31, 2021, the Company issued a standby letter of credit for $0.7 million which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility and as of December 31, 2023 and 2022, $249.3 million was available to be borrowed.

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

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments, the Company’s leverage ratio cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test during the years ended December 31, 2023 and 2022.

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

In February 2020, the Company refinanced its long-term debt (“2020 Refinancing”) and entered into the First Amendment to the First Lien Credit Agreement (“First Lien Amendment”). The First Lien Amendment provided an incremental term loan in the amount of $375.0 million. The Company received proceeds from the incremental term loan of $373.1 million, net of debt discount of $1.9 million. The proceeds of the incremental term loan were used to repay all outstanding borrowings under the Company's previous debt agreement.

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

The prepayments of outstanding borrowings under the First Lien Credit Agreement were determined to be debt extinguishments and the Company recognized a loss on early extinguishment of debt of $15.2 million in the consolidated statement of operations and comprehensive (loss) income during the year ended December 31, 2021.

Amounts outstanding under the First Lien Credit Agreement bore interest at a variable rate of LIBOR, plus up to 3.00% per annum based upon the Company’s leverage ratio, as defined in the First Lien Credit Agreement. A quarterly commitment fee of up to 0.50% was payable on the unused portion of the First Lien Revolvers.

During the year December 31, 2021, the weighted-average interest rate on the outstanding borrowings under the First Lien Term Loan was 4.1%. The Company made interest payments of $36.1 million during the year ended December 31, 2021.

Long-term debt as December 31, 2023 and 2022, consists of the following (in thousands):

	December 31,
	2023	2022
Term B Loan	$784,000	$792,000
Term B Loan—discount	(1,436)	(1,669)
Term B Loan—deferred financing fees	(7,060)	(8,199)
Term B Loan—net of discount and fees	775,504	782,132
Less: Current portion	(8,000)	(8,000)
Total long-term debt—net of current portion	$767,504	$774,132

The table below is a roll forward of the Company's contra debt deferred financing fees and discount and deferred financing fees asset balances (in thousands):

	Deferred	Discount—
	Financing	Contra
	Fees	Debt
Balance—December 31, 2021	$12,363	$1,926
Amortization of fees and discount	(1,878)	(257)
Balance—December 31, 2022	10,485	1,669
Amortization of fees and discount	(1,753)	(233)
Balance—December 31, 2023	$8,732	$1,436

As of December 31, 2023 and 2022, the deferred financing fees asset balance includes $1.7 million and $2.3 million in relation to the 2021 Revolving Credit Facility.

Scheduled Payments for Debt—Principal amounts due in each of the next five years, as of December 31, 2023, are as follows (in thousands):

Years Ending December 31:
2024	$8,000
2025	8,000
2026	8,000
2027	8,000
2028	752,000
Total	$784,000

Interest Rate Caps—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The interest rate cap agreements have an aggregate notional amount of $600.0 million and a one-month SOFR cap rate of 4.00% through their expiration in July 2025. The fair value of the interest rate cap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore, was classified within Level 2 of the fair value hierarchy as of December 31, 2023 and 2022.

The Company did not designate its interest rate cap agreements as hedging instruments and records the changes in fair value within earnings.

During the year ended December 31, 2023, the Company transitioned the referenced interest rate within the two interest rate cap agreements from LIBOR to SOFR by terminating the original agreements and simultaneously entering into new agreements. The terms of the new agreements were unchanged except for the referenced interest rate. The Company elected the optional expedients available within ASC 848 to allow for this transition without any modification to the derivative classification of the interest rate cap agreements.

As of December 31, 2023 and 2022, the interest rate cap agreements had a fair value of $6.2 million and 12.0 million, respectively, classified within other assets in the accompanying consolidated balance sheets.

Cash received related to the interest rate cap agreements was $6.5 million for the year ended December 31, 2023 recorded within other income-net on the consolidated statement of operations and comprehensive (loss) income. The Company received an insignificant amount of cash related to the interest rate cap agreements during the year ended December 31, 2022.

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

The present value of the future cash flows upon execution of the agreement was $45.6 million, which included an original discount of $23.2 million. At December 31, 2023, the remaining liability, net of the discount was $30.8 million, with $3.1 million classified as current. At December 31, 2022, the remaining liability, net of the discount was $33.6 million, with $2.9 million classified as current.

The discount was recorded to a contra liability account and is being amortized to interest expense over the term of the agreement using the effective interest method. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $2.0 million, $2.2 million and $2.4 million, respectively, in interest expense related to the Licensing Agreement. The unamortized discount as of December 31, 2023 and 2022 was $8.6 million and $10.6 million, respectively.

Principal amounts due in each of the next five years and thereafter for the Licensing Agreement as of December 31, 2023, are as follows (in thousands):

Years Ending December 31:
2024	$3,061
2025	3,257
2026	3,466
2027	3,689
2028	3,926
Thereafter	13,354
Total	$30,753

18.
REDEEMABLE NON-CONTROLLING INTEREST

On March 12, 2020 (the “Close Date”), the Company closed a stock purchase agreement (the “Stock Purchase Agreement”) with a third-party investor (the “Investor”) for purchase by the Investor of Series A Preferred Stock in CCCIS Cayman Holdings Limited (“CCC Cayman”), the parent of the Company’s China operations. On the Close Date, CCC Cayman, a subsidiary of the Company, issued 1,818 shares of Series A Preferred Stock (the “Preferred Shares”) at $7,854 per share to the Investor for net proceeds of $14.2 million. As of December 31, 2023 and 2022, on an as-converted basis, the Preferred Shares represent an aggregate 10.0% ownership interest of the issued and outstanding capital stock of CCC Cayman, or 8.6% on a fully-diluted basis.

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

As of December 31, 2023 and 2022, the Investor’s ownership in CCC Cayman is classified in mezzanine equity as a redeemable non-controlling interest, because it is redeemable on an event that is not solely in the control of the Company.

As of May 31, 2023, the Company determined it was probable the non-controlling interest would become redeemable and began to accrete the non-controlling interest to its redemption value. Changes in the carrying value of the non-controlling interest are recorded as adjustments to additional paid-in capital.

The activity impacting the redeemable non-controlling interest during the years ending December 31 is presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$14,179	$14,179	$14,179
Accretion of redeemable non-controlling interest	2,405	—	—
Balance at end of period	$16,584	$14,179	$14,179

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

Preferred Stock—The Company is authorized to issue up to 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

There were 603,128,781 and 622,072,905 shares of common stock issued and outstanding as of December 31, 2023 and 2022, respectively.

Secondary Offering and Stock Repurchase—In November 2023, certain existing stockholders completed a secondary offering where the selling stockholders sold 65,000,000 shares of common stock. In addition, the underwriters exercised an option granted by the selling stockholders to purchase an additional 4,875,000 shares of the Company’s common stock at the same per share price.

The Company did not receive any of the proceeds from the sale of the shares by the selling stockholders.

Concurrent with the closing of the secondary offering, 32,500,000 shares of common stock were repurchased by the Company for an aggregate price of $328.5 million. The shares repurchased by the Company were formally retired. The excess purchase price over par value was charged directly to accumulated deficit.

In connection with the offering and repurchase, the Company incurred costs of $2.0 million during the year ended December 31, 2023, included within general and administrative expenses on the consolidated statement of operations and comprehensive (loss) income.

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

20.
EMPLOYEE BENEFIT PLANS

The Company sponsors a tax-qualified defined contribution savings and investment plan, CCC 401(k) Retirement Savings and Investment Plan (the “Savings Plan”). Participation in the Savings Plan is voluntary with substantially all domestic employees eligible to participate. Expenses related to the Savings Plan consist primarily of the Company’s contributions that are based on percentages of employees’ contributions. The defined contribution expense for the years ended December 31, 2023, 2022 and 2021 was $6.5 million, $6.1 million and $5.3 million, respectively.

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

The total number of shares of common stock that will be reserved and that may be issued under the 2021 Plan will automatically increase on the first day of each fiscal year, beginning with fiscal year 2022, by a number of shares equal to 5.0% of the total number of shares of common stock outstanding on the last day of the prior fiscal year or such lesser amount as determined by the board of directors. For the year ended December 31, 2023 and 2022, the board of directors elected not to increase the number of shares of common stock reserved under the 2021 Plan.

The following table summarizes the shares of common stock reserved for future issuance under the 2021 Plan as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Stock options outstanding	35,788,469	45,249,260
Restricted stock units outstanding	36,329,881	31,288,688
Restricted stock units available for future grant	49,451,502	57,946,089
Reserved for ESPP	4,981,134	5,622,825
Common stock reserved for future issuance	126,550,986	140,106,862

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

During 2023, CCC's board of directors of CCCIS approved modifications to the performance-based RSUs subject to a market condition. The modifications included: (i) the extension of the performance period by one year, (ii) a change to the performance criteria, (iii) a change to the number of units to be issued depending on performance and (iv) for certain grants, imposing a maximum number of units to be issued depending on performance equal to 100% of the target.

The modification to the performance-based RSUs subject to a market condition resulted in incremental stock-based compensation expense of $67.0 million, which will be recognized ratably over the modified performance periods. The amount of stock-based compensation expense related to the modified awards during the year ended December 31, 2023 was not significant.

The table below summarizes the RSU activity for the years ended December 31, 2023, 2022, and 2021:

		Weighted-
		Average
	Shares	Fair Value
Non-vested RSUs—December 31, 2020	—	$—
Granted	18,677,411	10.74
Canceled	(119,200)	11.59
Non-vested RSUs—December 31, 2021	18,558,211	$10.74
Granted	16,426,878	10.07
Vested	(2,324,324)	11.22
Canceled	(1,372,077)	10.93
Non-vested RSUs—December 31, 2022	31,288,688	10.34
Granted	12,574,115	9.01
Vested	(5,707,373)	10.57
Canceled	(1,825,549)	9.90
Non-vested RSUs—December 31, 2023	36,329,881	$10.56

During the year ended December 31, 2023, the Company granted 12,574,115 RSUs, of which 10,946,224 have time-based vesting requirements and 1,627,891 have performance-based vesting requirements.

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

The valuation of the performance-based RSUs with a market condition granted or modified during the years ended December 31, 2023, 2022 and 2021 was determined using a Monte Carlo Simulation model using the following assumptions:

	2023	2022	2021
Expected term (in years)	1.1-2.1	2.8	2.2
Expected volatility	28%-32%	35%	35%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.36%-4.87%	2.28%	0.51%

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

The Company uses a pre-vesting forfeiture rate to estimate the number of options that are expected to vest that was based on the Company’s historical turnover rate.

Stock Options—The table below summarizes the option activity for the years ended December 31, 2023, 2022 and 2021 :

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Options outstanding—December 31, 2020	55,570,039	3.03	6.9	$337,358
Granted	2,822,484	8.58
Exercised	(1,924,063)	2.70
Forfeited and canceled	(823,965)	3.66
Options outstanding—December 31, 2021	55,644,495	2.95	6.0	469,591
Exercised	(10,081,164)	2.74
Forfeited and canceled	(314,071)	$4.46
Options outstanding—December 31, 2022	45,249,260	2.99	4.9	258,470
Exercised	(8,923,718)	2.85
Forfeited and canceled	(537,073)	6.88
Options outstanding—December 31, 2023	35,788,469	$2.96	4.0	$301,563
Options exercisable—December 31, 2023	33,971,974	$2.79	3.9	$292,059
Options vested and expected to vest—December 31, 2023	35,726,785	$2.96	4.0	$301,252

The weighted-average grant-date fair value for time-based options granted during the year ended December 31, 2021 was $3.67. The weighted-average grant-date fair value for performance-based options with a market condition granted during the years ended December 31, 2021 was $0.88.

The fair value of the options that vested during the year ended December 31, 2023 was $2.9 million.

During the year ended December 31, 2023, the Company issued 8,923,718 shares of common stock.

During the year ended December 31, 2022, the Company issued 10,074,354 shares of common stock upon exercise of 10,081,164 stock options. As part of cashless exercises, 6,810 shares were applied to the exercise price and tax obligations of the option holders.

During the year ended December 31, 2021, the Company issued 1,922,019 shares of common stock upon exercise of 1,924,063 of stock options. As part of cashless exercises, 2,044 shares were applied to the exercise price and tax obligations of the option holders.

During the year ended December 31, 2021, prior to the Business Combination, the Company granted 2,822,484 stock options, of which 2,754,374 have time-based vesting and 68,110 have performance-based with a market condition vesting. The exercise price of all stock options granted during the year ended December 31, 2021 was equal to the fair value of the underlying shares at the grant date.

The valuation of time-based stock options granted during the year ended December 31, 2021 was determined using the Black-Scholes option valuation model using the following assumptions:

2021
Expected term (in years)	6.5
Expected volatility	40%
Expected dividend yield	0%
Risk-free interest rate	0.62 - 0.67%

For performance-based options with a market condition, the market condition is required to be considered when calculating the grant date fair value. In order to reflect the substantive characteristics of the performance-based options with a market condition, a Monte Carlo simulation valuation model was used to calculate the grant date fair value of such stock options. Monte Carlo approaches are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the fair value of such stock options based on a number of possible scenarios. Stock-based compensation expense for the performance-based options with a market condition is not recognized until the performance condition is probable of occurring. The valuation of the performance-based options with a market condition granted during the year ended December 31, 2021 was determined through the Monte Carlo simulation model using the following assumptions:

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

During the years ended December 31, 2023 and 2022, the Company granted 539,400 and 1,303,000 stock options under the Cayman Incentive Plans, respectively. The exercise price of the options granted is at least equal to the fair value of the underlying shares at the grant date. As of December 31, 2023 and 2022, 1,735,900 and 1,303,000, respectively, are outstanding, none of which are exercisable.

Awards under the Cayman Incentive Plans are remeasured at fair value each reporting period with the change in fair value recognized as stock-based compensation expense in that period. The fair values of the outstanding awards at December 31, 2023 and 2022 were based on the Black-Scholes option pricing model using the following assumptions:

	2023	2022
Expected term (in years)	5.25 - 5.42	6.25
Expected volatility	40%	40%
Expected dividend yield	0%	0%
Risk-free interest rate	3.8%	3.5%

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

As of December 31, 2023 and 2022, 6,031,704 shares of common stock are reserved for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP increases on January 1 by the lesser of 1% of the total numbers of shares outstanding or a lesser amount as determined by the Board of Directors. For the year ended December 31, 2023 and 2022, the board of directors elected not to increase the number of shares of common stock reserved under the ESPP.

During the years ending December 31, 2023 and 2022, 641,691 and 408,879 shares were sold under the ESPP, respectively.

The fair value of ESPP purchase rights sold during the years ended December 31, 2023 and 2022 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2023	2022
Expected term (in years)	0.5	0.5
Expected volatility	30%-51%	47%
Expected dividend yield	0%	0%
Risk-free interest rate	2.5%-4.7%	0.2%

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

During the year ended December 31, 2021, the Company recognized stock-based compensation expense of $7.0 million related to the Phantom Shares.

Stock-Based Compensation—Stock-based compensation expense has been recorded in the accompanying consolidated statements of operations and comprehensive (loss) income as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenues	$8,802	$5,812	$13,644
Research and development	25,467	19,536	40,681
Sales and marketing	33,204	25,309	65,045
General and administrative	77,045	58,840	142,625
Total stock-based compensation expense	$144,518	$109,497	$261,995

As of December 31, 2023, there was $171.1 million of unrecognized stock compensation expense related to non-vested time-based awards which is expected to be recognized over a weighted-average period of 2.5 years. As of December 31, 2023, there was $96.6 million of unrecognized stock-based compensation expense related to non-vested performance-based awards, which is expected to be recognized over a weighted-average period of 1.4 years.

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

Since the Closing of the Business Combination, there have been no exercises or redemptions of the Private Warrants and as of December 31, 2023 and 2022, 17,800,000 Private Warrants were outstanding.

The Company recognized (expense) income of ($15.1) million, $26.1 million, and ($64.5) million as a change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive (loss) income for years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022 the Company’s warrant liability was $51.5 and $36.4 million, respectively.

23.
COMMITMENTS

Purchase Obligations—The Company has long-term agreements with suppliers and other parties related to licensing data used in its solutions and services, outsourced data center, disaster recovery, and software as a service that expire at various dates through 2031. Under the terms of these agreements with suppliers, the Company has future minimum obligations as of December 31, 2023 as follows (in thousands):

Years Ending December 31:
2024	$18,926
2025	15,590
2026	12,483
2027	11,451
2028	9,900
Thereafter	29,700
Total	$98,050

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

The following table summarizes revenues and expenses with entities affiliated with one of its principal equity owners for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	December 31,
	2023	2022	2021
Revenues
Credit card processing	$1,051	$811	$399
Expenses
Employee health insurance benefits	3,641	3,166	$3,228
Human resources support services	313	237	242
Board of director fees for services, including related travel and out-of-pocket reimbursements	306	131	204
IT development software	130	*	*
Sales tax processing and license fees for tax information	^	561	286

* Not significant.

^ Not a related party during the year ended December 31, 2023.

The following table summarizes amounts receivable and payable to entities affiliated with one of its principal equity owners as of December 31, 2023 and 2022 (in thousands):

December 31,
	2023	2022
Receivables
Credit card processing	*	*
Payables
Employee health insurance benefits	$480	$501
Human resources support services	*	*
Sales tax processing and license fees for tax information	^	^
Board of director fees for services, including related travel and out-of-pocket reimbursements	*	*
IT development software	*	*

* Not significant.

^ Not a related party as of December 31 of the year indicated.

As of October 2022, the entity which provides sales tax processing and license fees for tax information is no longer affiliated with a director of the Company and is no longer a related party.

During the year ended December 31, 2023, as part of the secondary offering (see Note 19), the Company entered into a share repurchase agreement with its principal equity owner, pursuant to which the Company agreed to repurchase 32.5 million shares of the Company's common stock at a price equal to the price per share paid by the underwriters, net of commissions and discounts. The aggregate price paid by the Company for the repurchased shares was $328.5 million.

During the year ended December 31, 2021, the Company completed a strategic investment in a limited partnership (the “Investee”) in which the Company invested $10.0 million, plus $0.2 million of related fees and expenses, for an approximate 7% interest (see Note 13). The limited partnership is affiliated with one of the Company’s principal equity owners. The limited partnership recognized no income or loss during the years ended December 31, 2023 and 2022.

During the year ended December 31, 2021 the Company issued 110,679 shares of common stock to a board member for aggregate cash proceeds of $1.0 million, equal to the fair value of the shares at the time of issuance.

26.
OTHER INCOME—NET

Other income—net consists of the following for the years ended December 31 (in thousands):

	Year Ended December 31,
	2023	2022	2021
(Loss) gain from change in fair value of derivative instruments	$(5,743)	$5,663	$—
Income from derivative instruments	6,460	—	—
Other income–net	1,082	699	114
Total other income–net	$1,799	$6,362	$114

27.
NET (LOSS) INCOME PER SHARE

The Company calculates basic earnings per share by dividing the net (loss) income by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method. We exclude common stock equivalent shares from the calculation if their effect is anti-dilutive. In a period where the Company is in a net loss position, the diluted loss per share is calculated using the basic share count. The 8,625,000 Sponsor Vesting Shares that are issued and outstanding at December 31, 2023, 2022 and 2021 are excluded from the weighted average number of shares of common stock outstanding until the vesting requirement is met and the restriction is removed.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings per share of common stock (in thousands, except for share and per share data).

	Year Ended December 31,
	2023	2022	2021
Numerator
Net (loss) income	$(90,071)	$38,406	$(248,919)
Accretion of redeemable non-controlling interest	(2,405)	—	—
Net (loss) income attributable to common stockholders	$(92,476)	$38,406	$(248,919)

Denominator
Weighted average shares of common stock - basic	617,889,384	607,760,886	543,558,222
Dilutive effect of stock-based awards	—	35,080,710	—
Weighted average shares of common stock - diluted	617,889,384	642,841,596	543,558,222

Net (loss) income per share attributable to common stockholders:
Basic	$(0.15)	$0.06	$(0.46)
Diluted	$(0.15)	$0.06	$(0.46)

Common stock equivalent shares of 33.7 million, 8.1 million, and 32.1 million were excluded from the computation of diluted per share amounts for the years ended December 31, 2023, 2022 and 2021, respectively, because their effect was anti-dilutive.

28.
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

Revenues by geographic area presented based upon the location of the customer are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$859,548	$774,697	$680,609
China	6,830	7,751	7,679
Total revenues	$866,378	$782,448	$688,288

Software, equipment and property, net by geographic area are as follows (in thousands):

	December 31,
	2023	2022
United States	$160,064	$146,398
China	352	45
Total software, equipment and property-net	$160,416	$146,443

29.
GAIN ON SALE OF COST METHOD INVESTMENT

During February 2022, the Company received cash proceeds of $3.9 million in exchange for its equity interest in an investee as a result of the acquisition of the investee. The Company had been accounting for its investment using the cost method and recognized a gain of $3.6 million during the year ended December 31, 2023. The investment’s carrying value was $0.3 million at time of the acquisition. The Company no longer has any ownership interest in the investee.

30.
SUBSEQUENT EVENT

Secondary Offering—During January 2024, certain existing stockholders completed a secondary offering where the selling stockholders sold 22,000,000 shares of common stock. The Company did not receive any of the proceeds from the sale of the shares by the selling stockholders. In connection with the offering, the Company did not incur significant costs during the year ended December 31, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CCC Intelligent Solutions Holdings Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CCC Intelligent Solutions Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Chicago, IL

February 28, 2024

Item 9B. Other Information

During the three months ended December 31, 2023, each of Githesh Ramamurthy, Chairman of the Board and Chief Executive Officer of the Company; Brian Herb, Executive Vice President, Chief Financial and Administrative Officer of the Company; Mary Jo Prigge, Executive Vice President, Chief Service Delivery Officer of the Company; Marc Fredman, Senior Vice President, Chief Strategy Officer of the Company; and Rodney Christo, Senior Vice President, Finance and Chief Accounting Officer of the Company, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5–1(c). The 10b-5-1 trading arrangement was adopted by Mr. Ramamurthy on December 20, 2023 and provides for the sale of up to 6,000,000 shares of the Common Stock of the Company in the period commencing on March 20, 2024 and ending on the earlier of December 2, 2024 or the execution of all trades contemplated by the plan. The 10b-5-1 trading arrangement was adopted by Mr. Herb on November 29, 2023 and provides for the sale of up to 265,173 shares of the Common Stock of the Company in the period commencing on March 7, 2024 and ending on the earlier of November 15, 2024 or the execution of all trades contemplated by the plan. The 10b-5-1 trading arrangement was adopted by Ms. Prigge on November 10, 2023 and provides for the sale of up to 100,000 shares of the Common Stock of the Company in the period commencing on March 11, 2024 and ending on the earlier of November 8, 2024 or the execution of all trades contemplated by the plan. The 10b-5-1 trading arrangement was adopted by Mr. Fredman on November 17, 2023 and provides for the sale of up to 1,124,008 shares of the Common Stock of the Company in the period commencing on March 14, 2024 and ending on the earlier of November 15, 2024 or the execution of all trades contemplated by the plan. The 10b-5-1 trading arrangement was adopted by Mr. Christo on November 30, 2023 and provides for the sale of up to 205,624 shares of the Common Stock of the Company in the period commencing on March 4, 2024 and ending on the earlier of November 29, 2024 or the execution of all trades contemplated by the plan. The number of shares to be sold under each of Mr. Herb's, Mr. Fredman's and Mr. Christo's plan assumes the vesting of the maximum number of shares under performance-based RSUs, the actual number of shares to be sold under each plan will depend on the achievement of the applicable performance conditions under the performance-based RSUs and the number of shares withheld to satisfy tax obligations upon the vesting of the applicable awards.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the relevant information in our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the relevant information in our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the relevant information in our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the relevant information in our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

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

10.4

Amendment No. 1 to the Credit Agreement, dated as of May 19, 2023, by and between CCC Intelligent Solutions Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 1, 2023).

10.5†	CCC 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-8 filed by the Registrant on October 14, 2021).

10.6**†

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

10.8†	Employment Agreement, dated April 27, 2017, by and between CCC Information Services Inc. (as successor by merger to Cypress Intermediate Holdings II, Inc.) and Mary Jo Prigge.

10.9†	Employment Agreement, dated August 9, 2022, by and between CCC Intelligent Solutions Inc. and John Goodson.

10.10†	Employment Agreement, dated October 7, 2022, by and between CCC Intelligent Solutions Holdings Inc. and Michael Silva.

10.11†	First Amendment to Employment Agreement, dated November 1, 2022, by and between CCC Intelligent Solutions Holdings Inc. and Michael Silva.

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 of the Current Report on Form 8-K filed by the Registrant on August 5, 2021).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Githesh Ramamurthy Chairman and Chief Executive Officer February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Githesh Ramamurthy		February 28, 2024
Githesh Ramamurthy (Principal Executive Officer)	Chairman and Chief Executive Officer
/s/ Brian Herb	Chief Financial & Administrative Officer	February 28, 2024
Brian Herb (Principal Financial Officer)
/s/ Rodney Christo	Chief Accounting Officer	February 28, 2024
Rodney Christo (Principal Accounting Officer)

/s/ Christopher Egan	Director	February 28, 2024
Christopher Egan
/s/ William Ingram	Director	February 28, 2024
William Ingram

/s/ Eileen Schloss	Director	February 28, 2024
Eileen Schloss
/s/ Eric Wei	Director	February 28, 2024
Eric Wei
/s/ Teri Williams	Director	February 28, 2024
Teri Williams
/s/ Lauren Young	Director	February 28, 2024
Lauren Young