Form 10-Q
period 2024-03-31
CCC Intelligent Solutions Holdings Inc.
filed 2024-04-30
CIK 1818201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 23, 2024, 614,584,238 shares of common stock, $0.0001 par value per share, were issued and outstanding.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

Form 10-Q

For the Quarter Ended March 31, 2024

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$191,188	$195,572
Accounts receivable—Net of allowances of $4,792 and $5,574 as of March 31, 2024 and December 31, 2023, respectively	102,007	102,365
Income taxes receivable	—	1,798
Deferred contract costs	18,693	17,900
Other current assets	31,294	32,364
Total current assets	343,182	349,999
SOFTWARE, EQUIPMENT, AND PROPERTY—Net	164,825	160,416
OPERATING LEASE ASSETS	30,486	30,456
INTANGIBLE ASSETS—Net	990,537	1,015,046
GOODWILL	1,417,724	1,417,724
DEFERRED FINANCING FEES, REVOLVER—Net	1,518	1,672
DEFERRED CONTRACT COSTS	21,460	22,302
EQUITY METHOD INVESTMENT	10,228	10,228
OTHER ASSETS	43,700	43,197
TOTAL	$3,023,660	$3,051,040
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,718	$16,324
Accrued expenses	39,503	71,478
Income taxes payable	9,126	3,689
Current portion of long-term debt	8,000	8,000
Current portion of long-term licensing agreement—Net	3,109	3,061
Operating lease liabilities	7,136	6,788
Deferred revenues	45,254	43,567
Total current liabilities	135,846	152,907
LONG-TERM DEBT—Net	765,874	767,504
DEFERRED INCOME TAXES—Net	183,310	195,365
LONG-TERM LICENSING AGREEMENT—Net	26,896	27,692
OPERATING LEASE LIABILITIES	50,066	50,796
WARRANT LIABILITIES	53,086	51,501
OTHER LIABILITIES	7,347	6,414
Total liabilities	1,222,425	1,252,179
COMMITMENTS AND CONTINGENCIES (Notes 18 and 19)
MEZZANINE EQUITY:
Redeemable non-controlling interest	17,726	16,584
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par; 5,000,000,000 shares authorized; 614,257,735 and 603,128,781 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	61	60
Additional paid-in capital	2,911,660	2,909,757
Accumulated deficit	(1,127,064)	(1,126,467)
Accumulated other comprehensive loss	(1,148)	(1,073)
Total stockholders’ equity	1,783,509	1,782,277
TOTAL	$3,023,660	$3,051,040

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
REVENUES	$227,237	$204,919
COST OF REVENUES
Cost of revenues, exclusive of amortization of acquired technologies	52,808	50,447
Amortization of acquired technologies	6,567	6,685
Total cost of revenues	59,375	57,132
GROSS PROFIT	167,862	147,787
OPERATING EXPENSES:
Research and development	49,477	40,996
Selling and marketing	35,586	33,531
General and administrative	57,060	41,865
Amortization of intangible assets	17,942	18,066
Total operating expenses	160,065	134,458
OPERATING INCOME	7,797	13,329
INTEREST EXPENSE	(16,452)	(13,832)
INTEREST INCOME	2,467	3,259
CHANGE IN FAIR VALUE OF WARRANT LIABILITIES	(1,585)	1,195
OTHER INCOME (EXPENSE)—Net	2,939	(2,550)
PRETAX (LOSS) INCOME	(4,834)	1,401
INCOME TAX BENEFIT	4,237	783
NET (LOSS) INCOME INCLUDING NON-CONTROLLING INTEREST	(597)	2,184
LESS: ACCRETION OF REDEEMABLE NON-CONTROLLING INTEREST	(1,142)	—
NET (LOSS) INCOME ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$(1,739)	$2,184
Net (loss) income per share attributable to common stockholders:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00
Weighted-average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	598,279,377	616,217,176
Diluted	598,279,377	646,380,961
COMPREHENSIVE (LOSS) INCOME:
Net (loss) income including non-controlling interest	(597)	2,184
Other comprehensive (loss) income—Foreign currency translation adjustment	(75)	34
COMPREHENSIVE (LOSS) INCOME INCLUDING NON-CONTROLLING INTEREST	(672)	2,218
Less: accretion of redeemable non-controlling interest	(1,142)	—
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$(1,814)	$2,218

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable
	Non-Controlling	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding				Accumulated
	Interest					Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2023	$16,584	—	$—	603,128,781	$60	$2,909,757	$(1,126,467)	$(1,073)	$1,782,277
Stock-based compensation expense	—	—	—	—	—	44,971	—	—	44,971
Exercise of stock options	—	—	—	3,346,599	—	8,822	—	—	8,822
Issuance of common stock under employee stock purchase plan	—	—	—	194,307	—	1,833	—	—	1,833
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	7,588,048	1	(52,581)	—	—	(52,580)
Accretion of redeemable non-controlling interest	1,142	—	—	—	—	(1,142)	—	—	(1,142)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(75)	(75)
Net loss	—	—	—	—	—	—	(597)	—	(597)
BALANCE—March 31, 2024	$17,726	—	$—	614,257,735	$61	$2,911,660	$(1,127,064)	$(1,148)	$1,783,509

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding
	Non-Controlling							Accumulated
	Interest					Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2022	$14,179	—	$—	622,072,905	$62	$2,754,055	$(707,946)	$(884)	$2,045,287
Stock-based compensation expense	—	—	—	—	—	28,930	—	—	28,930
Exercise of stock options—net of tax	—	—	—	3,214,093	1	8,242	—	—	8,243
Issuance of common stock under employee stock purchase plan	—	—	—	179,338	—	1,326	—	—	1,326
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	2,217,379	—	(11,449)	—	—	(11,449)
Foreign currency translation adjustment	—	—	—	—	—	—	—	34	34
Net income	—	—	—	—	—	—	2,184	—	2,184
BALANCE—March 31, 2023	$14,179	—	$—	627,683,715	$63	$2,781,104	$(705,762)	$(850)	$2,074,555

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(597)	$2,184
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of software, equipment, and property	9,442	9,206
Amortization of intangible assets	24,509	24,751
Deferred income taxes	(12,055)	(6,763)
Stock-based compensation	44,971	29,234
Amortization of deferred financing fees	462	427
Amortization of discount on debt	62	56
Change in fair value of derivative instruments	(718)	2,604
Change in fair value of warrant liabilities	1,585	(1,195)
Non-cash lease expense	—	942
Loss on disposal of software, equipment and property	253	—
Other	71	58
Changes in:
Accounts receivable—Net	370	6,084
Deferred contract costs	(793)	(783)
Other current assets	992	1,726
Deferred contract costs—Non-current	842	(51)
Other assets	144	(8,519)
Operating lease assets	(710)	(417)
Income taxes	7,235	5,778
Accounts payable	7,395	(11,897)
Accrued expenses	(31,153)	(25,690)
Operating lease liabilities	298	415
Deferred revenues	1,697	5,033
Other liabilities	933	(105)
Net cash provided by operating activities	55,235	33,078
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of software, equipment, and property	(15,663)	(14,534)
Net cash used in investing activities	(15,663)	(14,534)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8,901	8,109
Proceeds from employee stock purchase plan	1,833	1,326
Payments for employee taxes withheld upon vesting of equity awards	(52,581)	(11,449)
Principal payments on long-term debt	(2,000)	(2,000)
Net cash used in financing activities	(43,847)	(4,014)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(109)	36
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,384)	14,566
CASH AND CASH EQUIVALENTS:
Beginning of period	195,572	323,788
End of period	$191,188	$338,354
NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash purchases of software, equipment, and property	$646	$626
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$15,908	$13,446
Cash paid for income taxes—Net	$576	$202

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
ORGANIZATION AND nature of operations

CCC Intelligent Solutions Holdings Inc. (the "Company"), a Delaware corporation, is a leading software as a service ("SaaS") platform for the multi-trillion-dollar property and casualty ("P&C") insurance economy, powering operations for insurers, repairers, automakers, parts suppliers, lenders and more. CCC's cloud technology connects businesses digitizing mission-critical workflows, commerce and customer experiences.

Our cloud-based SaaS platform connects trading partners, facilitates commerce and supports mission-critical artificial intelligence ("AI") enabled digital workflows.

The Company is headquartered in Chicago, Illinois. The Company’s primary operations are in the United States ("US") and it also has operations in China.

The Company was originally incorporated as a Cayman Islands exempted company on July 3, 2020 as a special purpose acquisition company under the name Dragoneer Growth Opportunities Corp ("Dragoneer"). On February 2, 2021, Cypress Holdings Inc. ("CCCIS"), a Delaware corporation, entered into a Business Combination Agreement (the "Business Combination Agreement") with Dragoneer. In connection with the closing of the business combination ("Business Combination"), Dragoneer changed its jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a Delaware corporation on July 30, 2021, upon which Dragoneer changed its name to CCC Intelligent Solutions Holdings Inc.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, the condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of mezzanine equity and stockholders’ equity for the three months ended March 31, 2024 and 2023, and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operations and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any future period.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the condensed consolidated financial statements may not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

The Company's significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the significant accounting policies since December 31, 2023.

Basis of Accounting—The accompanying condensed consolidated financial statements are prepared in accordance with GAAP and include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements include 100% of the accounts of wholly-owned and majority-owned subsidiaries and the ownership interest of the minority investor is recorded as a non-controlling interest in a subsidiary.

Use of Estimates—The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts, and the disclosures of contingent amounts, in the Company’s condensed consolidated financial statements and the accompanying notes. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management’s estimates if past experience or other assumptions are not substantially accurate. Significant estimates in these condensed consolidated financial statements include the estimation of contract transaction prices, the determination of the amortization period for contract assets, the valuation of goodwill and intangible assets, the valuation of the warrant liabilities, and the estimates and assumptions associated with stock incentive plans.

Reclassifications—Certain reclassifications of prior period amounts have been made to conform to the current period presentation. For the three months ended March 31, 2024, changes in the fair value of the Company's interest rate cap agreements are recognized within other income (expense)—net in the condensed consolidated statements of operations and comprehensive (loss) income. Corresponding amounts recognized during the three months ended March 31, 2023, were previously classified as a change in fair value of derivative instruments and have been reclassified to conform to the current period presentation. The amounts reclassified had no impact on net (loss) income.

Recently Issued Accounting Pronouncements—In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the disclosure requirements related to this update.

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

The following table summarizes revenue by type of service for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Software subscriptions	$218,069	$196,256
Other	9,168	8,663
Total revenues	$227,237	$204,919

Transaction Price Allocated to the Remaining Performance Obligations—Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2024, approximately $1,533 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $617 million during the following twelve months, and approximately $916 million thereafter. The estimated revenues do not include unexercised contract renewals. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.

Deferred Revenue—Revenue recognized for the three months ended March 31, 2024 from amounts in deferred revenue as of December 31, 2023 was $39.0 million. Revenue recognized for the three months ended March 31, 2023 from amounts in deferred revenue as of December 31, 2022 was $33.8 million.

Contract Assets and Liabilities—The opening and closing balances of the Company’s receivables, contract assets and contract liabilities from contracts with customers are as follows (in thousands):

	March 31,	December 31,
	2024	2023
Accounts receivables—Net of allowances	$102,007	$102,365
Deferred contract costs	18,693	17,900
Long-term deferred contract costs	21,460	22,302
Other assets (accounts receivable, non-current)	15,726	15,198
Deferred revenues	45,254	43,567
Other liabilities (deferred revenues, non-current)	2,306	1,373

A summary of the activity impacting deferred revenue balances during the three months ended March 31, 2024 and 2023 is presented below (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Balance at beginning of period	$44,940	$36,479
Revenue recognized[1]	(115,413)	(103,187)
Additional amounts deferred[1]	118,033	108,130
Balance at end of period	$47,560	$41,422

Classified as:
Current	$45,254	$40,272
Non-current	2,306	1,150
Total deferred revenue	$47,560	$41,422

1 Amounts include total revenue deferred and recognized during each respective period.

A summary of the activity impacting the deferred contract costs during the three months ended March 31, 2024 and 2023 is presented below (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Balance at beginning of period	$40,202	$36,717
Costs amortized	(5,249)	(4,785)
Additional amounts deferred	5,200	5,619
Balance at end of period	$40,153	$37,551

Classified as:
Current	$18,693	$17,339
Non-current	21,460	20,212
Total deferred contract costs	$40,153	$37,551

4.
FAIR VALUE measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Private Warrants—Upon consummation of the Business Combination, the Company assumed warrants sold in a private placement ("Private Warrants") issued by Dragoneer.

As of March 31, 2024 and December 31, 2023, the Company's Private Warrants are recognized as liabilities and measured at fair value on a recurring basis.

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

The valuation of the Private Warrants as of March 31, 2024 and December 31, 2023 was determined using the Black-Scholes option pricing model using the following assumptions:

	March 31,	December 31,
	2024	2023
Expected term (in years)	2.3	2.6
Expected volatility	31%	34%
Expected dividend yield	0%	0%
Risk-free interest rate	4.53%	4.10%

The estimated fair value of each Private Warrant using the Company's stock price on the valuation date and above assumptions was $2.98 and $2.89 as of March 31, 2024 and December 31, 2023, respectively.

Contingent Consideration Liability—The contingent consideration liability relates to the acquisition of Safekeep, Inc. in February 2022. The contingent consideration liability, recognized within other liabilities on the condensed consolidated balance sheet, is adjusted each reporting period for changes in fair value, which can result from changes in anticipated payments and changes in assumed discount rates. These inputs are unobservable in the market and therefore categorized as Level 3 inputs.

The estimated fair value of the contingent consideration was determined using probability-weighted discounted cash flows and a Monte Carlo simulation model. The discount rate, based on the Company's estimated cost of debt, was 10%.

As of December 31, 2023, the contingent consideration liability had a fair value of $0.1 million. As of March 31, 2024, there were no significant changes to the inputs used within the Monte Carlo simulation model and the estimated fair value of the contingent consideration liability was $0.1 million. The Company did not recognize any change in the estimated fair value of the contingent consideration liability during the three months ended March 31, 2024 or the three months ended March 31, 2023.

Interest Rate Cap—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt (see Note 13). The fair value of the interest rate cap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore was classified within Level 2 of the fair value hierarchy as of March 31, 2024 and December 31, 2023.

The Company did not designate its interest rate cap agreements as hedging instruments and records the changes in fair value within other income (expense)—net on the condensed consolidated statements of operations and comprehensive (loss) income. As of March 31, 2024 and December 31, 2023, the interest rate cap agreements had a fair value of $6.9 million and $6.2 million, respectively, classified within other assets in the accompanying condensed consolidated balance sheets.

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate cap	$6,926	$—	$6,926	$—
Total Assets	$6,926	$—	$6,926	$—
Liabilities
Contingent consideration related to business acquisition	$100	$—	$—	$100
Private Warrants	53,086	—	53,086	—
Total Liabilities	$53,186	$—	$53,086	$100

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate cap	$6,208	$—	$6,208	$—
Total Assets	$6,208	$—	$6,208	$—
Liabilities
Contingent consideration related to business acquisition	$100	$—	$—	$100
Private Warrants	51,501	—	51,501	—
Total Liabilities	$51,601	$—	$51,501	$100

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis—The Company has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. The Company did not recognize any impairment charges related to these assets during the three months ended March 31, 2024 and 2023.

Fair Value of Other Financial Instruments—The following table presents the carrying amounts, net of debt discount, and the estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	March 31, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
Term B Loan, including current portion	$780,626	$781,023	$782,564	$784,000

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

5.
INCOME TAXES

The Company recognized an income tax benefit of $4.2 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively. The income tax benefit for the three months ended March 31, 2024 was primarily due to the tax benefit related to stock-based compensation. The income tax benefit for the three months ended March 31, 2023 was primarily due to the tax benefit related to stock-based compensation and the tax benefit related to the re-measurement of the Company's deferred tax liability for changes in state tax rates.

The Company made income tax payments of $576 thousand and $224 thousand for the three months ended March 31, 2024 and 2023, respectively. The Company received negligible refunds from various states during the three months ended March 31, 2024 and 2023.

As of March 31, 2024, unrecognized tax benefits were materially consistent with the amount as of December 31, 2023. The Company believes its liability for unrecognized tax benefits, excluding interest and penalties, will not significantly change over the following twelve months.

6.
accounts receivable

Accounts receivable—Net as of March 31, 2024 and December 31, 2023, consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accounts receivable	$106,799	$107,939
Allowance for doubtful accounts and sales reserves	(4,792)	(5,574)
Accounts receivable—Net	$102,007	$102,365

As of March 31, 2024 and December 31, 2023, no customer accounted for more than 10% of accounts receivable.

Changes to the allowance for doubtful accounts and sales reserves during the three months ended March 31, 2024 and 2023 consist of the following (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Balance at beginning of period	$5,574	$5,339
Charges to bad debt and sales reserves	964	3,136
Write-offs—Net	(1,746)	(1,609)
Balance at end of period	$4,792	$6,866

7.
OTHER CURRENT ASSETS

Other current assets as of March 31, 2024 and December 31, 2023 consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid SaaS costs	$8,228	$7,833
Prepaid service fees	7,139	5,992
Prepaid software and equipment maintenance	4,074	5,547
Prepaid insurance	1,264	2,289
Other	10,589	10,703
Total other current assets	$31,294	$32,364

8.
SOFTWARE, EQUIPMENT, AND PROPERTY

Software, equipment, and property as of March 31, 2024 and December 31, 2023 consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Software, licenses and database	$234,730	$220,625
Computer equipment	21,840	27,467
Leasehold improvements	31,036	31,046
Building and land	4,910	4,910
Furniture and other equipment	1,370	1,370
Total software, equipment, and property	293,886	285,418
Less accumulated depreciation and amortization	(129,061)	(125,002)
Software, equipment, and property—Net	$164,825	$160,416

Depreciation and amortization expense related to software, equipment and property was $9.4 million and $9.2 million for the three months ended March 31, 2024 and 2023, respectively.

9.
LEASES

The Company leases real estate in the form of office space and data center facilities. Generally, at the inception of the contract, the term for real estate leases ranges from 1 to 17 years and the term for equipment leases is 1 to 3 years. Some real estate leases include options to renew that can extend the original term by 3 to 5 years.

The components of lease expense for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Operating lease costs	$1,408	$1,503
Variable lease costs	1,101	884
Total lease costs	$2,509	$2,387

During the three months ended March 31, 2024 and 2023, the Company made cash payments for operating leases of $1.8 million and $0.9 million, respectively.

During the three months ended March 31, 2024, the Company obtained operating lease assets in exchange for lease liabilities of $0.7 million. During the three months ended March 31, 2023, the Company did not obtain any operating lease assets in exchange for lease liabilities.

10.
GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are primarily the result of business acquisitions.

The Company performs its annual impairment assessment of goodwill and indefinite life intangible assets as of November 30 of each year.

In May 2023, the Company's China reporting unit experienced adverse impacts as a result of changes in market conditions and increases in interest rates which contributed to reduced forecasted revenues and reduced projected future cash flows. As a result of these adverse impacts, the Company performed an interim quantitative assessment of goodwill impairment by comparing the fair value of its China reporting unit to its carrying value, including goodwill. When performing the assessment, the Company determined the fair value of its China reporting unit based on forecasted future cash flows. Based on the Company's forecast of the future cash flows of its China reporting unit, it was determined the carrying value of goodwill for its China reporting unit was impaired and the Company recorded a goodwill impairment charge of $77.4 million.

As of November 30, 2023, the Company performed a qualitative assessment for its remaining reporting unit with goodwill and its trademark indefinite life intangible assets. The Company determined there were no indicators of impairment and that it was more likely than not that the fair value of the reporting unit and trademarks were greater than their carrying values and therefore performing the next step of the impairment test was unnecessary.

No impairments to goodwill or indefinite life intangible assets were recorded during the three months ended March 31, 2024 and 2023.

The following table presents the gross amount, accumulated impairment loss and carrying amount of goodwill as of March 31, 2024 and December 31, 2023 (in thousands):

		Accumulated	Net
	Gross Amount	Impairment Loss	Carrying Amount
March 31, 2024	$1,520,926	$(103,202)	$1,417,724
December 31, 2023	1,520,926	(103,202)	1,417,724

The accumulated impairment loss as of December 31, 2023 was due to impairment charges of $77.4 million and $25.8 million recognized during the years ended December 31, 2023 and December 31, 2019, respectively.

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2024 and 2023.

Intangible Assets—No intangible asset impairments were recorded during the three months ended March 31, 2024 and 2023.

The intangible assets balance as of March 31, 2024 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	18	11.1	$1,291,830	$(496,996)	$794,834
Acquired technologies	7	3.1	184,640	(179,407)	5,233
Subtotal			1,476,470	(676,403)	800,067
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,666,940	$(676,403)	$990,537

The intangible assets balance as of December 31, 2023 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	16–18	11.3	$1,291,830	$(479,054)	$812,776
Acquired technologies	3–7	1.7	184,640	(172,840)	11,800
Subtotal			1,476,470	(651,894)	824,576
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,666,940	$(651,894)	$1,015,046

Amortization expense for intangible assets was $24.5 million and $24.8 million for the three months ended March 31, 2024 and 2023, respectively.

Future amortization expense for the remainder of the year ended December 31, 2024 and the following four years ended December 31 and thereafter for intangible assets as of March 31, 2024 is as follows (in thousands):

Years Ending December 31:

2024	56,259
2025	72,454
2026	72,454
2027	72,454
2028	72,454
Thereafter	453,992
Total	$800,067

11.
ACCRUED EXPENSES

Accrued expenses as of March 31, 2024 and December 31, 2023 consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Compensation	$20,571	$54,593
Royalties and licenses	4,076	4,381
Professional services	4,060	2,183
Sales tax	3,267	2,968
Employee insurance benefits	3,107	2,572
Software license agreement	1,423	2,233
Other	2,999	2,548
Total accrued expenses	$39,503	$71,478

12.
OTHER LIABILITIES

Other liabilities as of March 31, 2024 and December 31, 2023 consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Income taxes payable—non-current	$3,937	$3,937
Deferred revenue—non-current	2,306	1,373
Software license agreement	1,004	1,004
Contingent consideration	100	100
Total other liabilities	$7,347	$6,414

13.
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

The 2021 Credit Agreement consists of an $800.0 million term loan ("Term B Loan") and a revolving credit facility for an aggregate principal amount of $250.0 million (the "2021 Revolving Credit Facility" and together with the Term B Loan, the "2021 Credit Facilities"). The 2021 Revolving Credit Facility has a sublimit of $75.0 million for letters of credit. The Company received proceeds of $798.0 million, net of debt discount of $2.0 million, related to the Term B Loan. As of March 31, 2024 and December 31, 2023, the unamortized debt discount was $1.4 million.

The Company incurred $9.8 million in financing costs related to the Term B Loan. These costs were recorded to a contra debt account and are being amortized to interest expense over the term of the Term B Loan using the effective interest method. As of March 31, 2024 and December 31, 2023, the unamortized financing costs were $6.8 million and $7.1 million, respectively.

The Company incurred $3.1 million in financing costs related to the 2021 Revolving Credit Facility. These costs were recorded to a deferred financing fees asset account and are being amortized to interest expense over the term of the 2021 Revolving Credit Facility. As of March 31, 2024 and December 31, 2023, the deferred financing fees asset balance was $1.5 million and $1.7 million, respectively.

The Term B Loan requires quarterly principal payments of $2.0 million until June 30, 2028, with the remaining outstanding principal amount required to be paid on the maturity date, September 21, 2028. If the Company's leverage ratio, as defined in the 2021 Credit Agreement, is greater than 3.5, the Term B Loan requires a principal prepayment, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. As of December 31, 2023, the Company's leverage ratio did not exceed the 3.5 threshold and the Company was not subject to the annual excess cash flow calculation and, as such, was not required to make a principal prepayment.

As of March 31, 2024 and December 31, 2023, the amount outstanding on the Term B Loan is $ 782.0 million and $784.0 million, respectively, of which $8.0 million is classified as current in the accompanying condensed consolidated balance sheets.

Borrowings under the 2021 Credit Facilities bear interest at rates based on the ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries’ consolidated first lien net indebtedness to consolidated EBITDA for applicable periods specified in the 2021 Credit Agreement.

During May 2023, the Company entered into Amendment No. 1 to the 2021 Credit Agreement (the "Amendment") to establish the Secured Overnight Financing Rate ("SOFR") as the benchmark rate for determining the applicable interest rate, replacing the London Interbank Offer Rate ("LIBOR"). No other terms, including the amount of borrowings, required payments or maturity date, were changed as a result of the Amendment. The Company did not incur significant costs associated with the Amendment.

Subsequent to the execution of the Amendment, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest equal to the sum of an applicable rate and term SOFR (other than with respect to Euros, the Euro Interbank Offer Rate ("EURIBOR") and with respect to British Pounds Sterling, Sterling Overnight Indexed Average ("SONIA")) with a term, as selected by the Company, of one, three or six months (subject to (x) in the case of term loans, a 0.50% per annum floor and (y) in the case of revolving loans, a 0.00% per annum floor).

Prior to the execution of the Amendment, the interest rate per annum applicable to the loans was based on a fluctuating rate of interest equal to the sum of an applicable rate and, at the Company’s election from time to time, either:

(1)
a base rate determined by reference to the highest of (a) the rate last quoted by the Wall Street Journal as the "prime rate," (b) the federal funds effective rate plus 0.50%, (c) one-month LIBOR plus 1.00% and (d) with respect to the Term B Loan, 1.50% and with respect to the 2021 Revolving Credit Facility, 1.00%, or
(2)
a Eurocurrency rate determined by reference to LIBOR (other than with respect to Euros, EURIBOR and with respect to British Pounds Sterling, SONIA) with a term, as selected by the Company, of one, three or six months (subject to (x) in the case of term loans, a 0.50% per annum floor and (y) in the case of revolving loans, a 0.00% per annum floor).

A quarterly commitment fee of up to 0.50% is payable on the unused portion of the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility matures on September 21, 2026.

During the three months ended March 31, 2024 and 2023, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.8% and 6.9%, respectively.

The Company has an outstanding standby letter of credit for $0.7 million which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility. As of March 31, 2024 and December 31, 2023, $249.3 million was available to be borrowed.

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments of the Company, the leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of March 31, 2024 or December 31, 2023.

Long-term debt as of March 31, 2024 and December 31, 2023 consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Term B Loan	$782,000	$784,000
Term B Loan—discount	(1,374)	(1,436)
Term B Loan—deferred financing fees	(6,752)	(7,060)
Term B Loan—Net of discount & fees	773,874	775,504
Less: Current portion	(8,000)	(8,000)
Total long-term debt—Net of current portion	$765,874	$767,504

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

Cash received related to the interest rate cap agreements was $2.0 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and December 31, 2023, the aggregate fair value of the interest rate cap agreements was $6.9 million and $6.2 million, respectively (see Note 4).

14.
REDEEMABLE NON-CONTROLLING INTEREST

On March 12, 2020 (the "Close Date"), the Company closed a stock purchase agreement (the "Stock Purchase Agreement") with a third-party investor (the "Investor") for purchase by the Investor of Series A Preferred Stock in CCCIS Cayman Holdings Limited ("CCC Cayman"), the parent of the Company’s China operations. On the Close Date, CCC Cayman, a subsidiary of the Company, issued 1,818 shares of Series A Preferred Stock (the "Preferred Shares") at $7,854 per share to the Investor for net proceeds of $14.2 million. As of March 31, 2024 and December 31, 2023, on an as-converted basis, the Preferred Shares represent an aggregate 10.0% ownership interest of the issued and outstanding capital stock of CCC Cayman, or 8.6% on a fully-diluted basis.

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

As of March 31, 2024 and December 31, 2023, the Investor’s ownership in CCC Cayman is classified in mezzanine equity as a redeemable non-controlling interest, because it is redeemable on an event that is not solely in the control of the Company.

During May 2023, the Company determined it was probable the non-controlling interest would become redeemable and began to accrete the non-controlling interest to its redemption value. Changes in the carrying value of the non-controlling interest are recorded as adjustments to additional paid-in capital.

The activity impacting the redeemable non-controllable interest during the three months ended March 31, 2024 and 2023 is presented below (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Balance at beginning of period	$16,584	$14,179
Accretion of redeemable non-controlling interest	1,142	—
Balance at end of period	$17,726	$14,179

15.
Capital stock

Preferred Stock—The Company is authorized to issue up to 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock—The Company is authorized to issue up to 5,000,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of common stock is entitled to one vote for each share of common stock held of record by such holder on all matters voted upon by the stockholders, subject to the restrictions set out in the Company's certificate of incorporation. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors. Upon a liquidation event, subject to the rights of the holders of any preferred stock issued and outstanding at such time, any distribution shall be made on a pro rata basis to the common stockholders.

There were 614,257,735 and 603,128,781 shares of common stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

Secondary Offerings—During January 2024 and February 2024, certain existing stockholders completed secondary offerings where the selling stockholders sold 22,000,000 shares and 49,450,000 shares, respectively, of the Company's common stock.

The Company did not receive any of the proceeds from the sale of the shares by the selling stockholders.

In connection with secondary offerings, the Company incurred costs of $0.7 million during the three months ended March 31, 2024, included within general and administrative expenses on the condensed consolidated statement of operations and comprehensive (loss) income.

16.
STOCK INCENTIVE PLANS

In July 2021, the 2021 Equity Incentive Plan (the "2021 Plan") was adopted and approved by the Company's board of directors and stockholders.

Restricted Stock Units—The table below summarizes the restricted stock unit ("RSU") activity for the three months ended March 31, 2024:

		Weighted-
		Average
	Shares	Fair Value
Unvested RSUs—December 31, 2023	36,329,881	$10.56
Granted	9,979,407	11.85
Vested	(12,113,252)	10.68
Forfeited	(233,282)	10.23
Unvested RSUs—March 31, 2024	33,962,754	10.90

During the three months ended March 31, 2024, the Company granted 9,979,407 RSUs, of which 7,723,061 have time-based vesting requirements, and 2,256,346 have performance-based vesting requirements.

During the three months ended March 31, 2024, 12,113,252 RSUs vested, of which 4,525,204 were withheld for employee tax obligations.

During the year ended December 31, 2023, the board of directors of CCCIS approved modifications to the performance-based RSUs subject to a market condition. The modifications included: (i) the extension of the performance period by one year, (ii) a change to the performance criteria, (iii) a change to the number of units to be issued depending on performance and (iv) for certain grants, imposing a maximum number of units to be issued depending on performance equal to 100% of the target.

The modification to the performance-based RSUs subject to a market condition resulted in incremental stock-based compensation expense of $67.0 million, which is being recognized ratably over the modified performance periods.

Stock Options—The table below summarizes the stock option activity for the three months ended March 31, 2024:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding—December 31, 2023	35,788,469	2,96	4.0	$301,563
Exercised	(3,346,599)	2.64
Forfeited and canceled	(5,108)	2.92
Options outstanding—March 31, 2024	32,436,762	$3.00	3.8	$290,713
Options exercisable—March 31, 2024	31,152,178	$2.89	3.7	$282,656
Options vested and expected to vest—March 31, 2024	32,391,014	$2.99	3.8	$290,472

The fair value of the options which vested during the three months ended March 31, 2024 was $1.3 million.

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

During the three months ended March 31, 2024, the Company granted 761,743 stock options under the Cayman Incentive Plans. The exercise price of the options granted is equal to the fair value of the underlying shares at the grant date. As of March 31, 2024 and December 31, 2023, 2,455,715 and 1,735,900, respectively, of stock options under the Cayman Incentive Plans are outstanding. As of March 31, 2024, none of the outstanding stock options are exercisable.

Employee Stock Purchase Plan—In July 2021, the Company adopted the CCC 2021 Employee Stock Purchase Plan ("ESPP").

During the three months ended March 31, 2024, 194,307 shares were sold under the ESPP.

The fair value of the ESPP purchase rights sold during the three months ended March 31, 2024 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	0.5
Expected volatility	25%
Expected dividend yield	0%
Risk-free interest rate	5.5%

Stock-Based Compensation—Stock-based compensation expense has been recorded in the accompanying condensed consolidated statements of operations and comprehensive (loss) income as follows for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Cost of revenues	$2,081	$1,901
Research and development	11,071	5,875
Sales and marketing	5,728	7,258
General and administrative	26,091	14,200
Total stock-based compensation expense	$44,971	$29,234

As of March 31, 2024, there was $238.9 million of unrecognized stock compensation expense related to unvested time-based awards which is expected to be recognized over a weighted-average period of 2.9 years. As of March 31, 2024, there was $86.9 million of unrecognized stock-based compensation expense related to unvested performance-based awards which is expected to be recognized over a weighted-average period of 1.5 years.

17.
WARRANTS

Upon consummation of the Business Combination, the Company assumed warrants sold in a private placement ("Private Warrants") issued by Dragoneer.

The Private Warrants are exercisable on a cashless basis and are non-redeemable, so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders.

Private Warrants may only be exercised for a whole number of shares of the Company’s common stock. Each Private Warrant entitles the registered holder to purchase one share of the Company’s common stock. All warrants have an exercise price of $11.50 per share, subject to adjustment, beginning on August 29, 2021, and will expire on July 30, 2026 or earlier upon redemption or liquidation.

There were no exercises or redemptions of the Private Warrants during the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, the Company had 17,800,000 Private Warrants outstanding.

The Company recognized expense of $1.6 million and income of $1.2 million as a change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and December 31, 2023, the Company’s warrant liability was $53.1 million and $51.5 million, respectively.

18.
COMMITMENTS

Purchase Obligations—The Company has long-term agreements with suppliers and other parties related to licensing data used in its services, outsourced data center, disaster recovery and SaaS that expire at various dates through 2031. As of March 31, 2024, there were no material changes from the amounts disclosed as of December 31, 2023.

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

The following table summarizes revenues recognized and expenses incurred with entities affiliated with one of its principal equity owners and directors for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Revenues
Credit card processing	$264	$234
Expenses
Employee health insurance benefits	774	868
IT security software	128	—
Human resources support services	*	114

* Not significant.

As of March 31, 2024, the entity which provides human resources support services is no longer a related party.

As of March 31, 2024, all receivables and payables from related parties were de minimis. As of December 31, 2023, the Company had a related party payable due to its employee health insurance benefits vendor for $0.5 million.

21.
OTHER INCOME (EXPENSE)—NET

Other income (expense)—Net consists of the following (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Gain (loss) from change in fair value of derivative instruments	$718	$(2,604)
Income from derivative instruments	2,031	—
Other income—Net	190	54
Total other income (expense)—Net	$2,939	$(2,550)

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

	For the Three Months Ended
	March 31,
	2024	2023
Numerator
Net (loss) income	$(597)	$2,184
Accretion of redeemable non-controlling interest	(1,142)	—
Net (loss) income attributable to common stockholders	$(1,739)	$2,184

Denominator
Weighted average shares of common stock—basic	598,279,377	616,217,176
Dilutive effect of stock-based awards	—	30,163,785
Weighted average shares of common stock—diluted	598,279,377	646,380,961
Net (loss) income per share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Approximately 36,824,894 and 15,957,331 common stock equivalent shares were excluded from the computation of diluted per share amounts for the three months ended March 31, 2024 and 2023, respectively, because their effect was anti-dilutive.

As part of the Business Combination, 8,625,000 shares issued and held by Dragoneer (the "Sponsor Vesting Shares") became non-transferable and subject to forfeiture on the tenth anniversary of the closing of the Business Combination if neither of the defined triggering events has occurred. The Sponsor Vesting Shares are issued and outstanding as of March 31, 2024 and December 31, 2023 and excluded from the weighted average number of shares of common stock outstanding until the vesting requirement is met and the restriction is removed.

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

Revenues by geographic area, presented based upon the location of the customer are as follows (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
United States	$225,566	$203,027
China	1,671	1,892
Total revenues	$227,237	$204,919

Software, equipment and property—Net by geographic area are as follows (in thousands):

	March 31,	December 31,
	2024	2023
United States	$164,501	$160,064
China	324	352
Total software, equipment and property—Net	$164,825	$160,416

24.
Subsequent event

During April 2024, certain existing stockholders completed a secondary offering where the selling stockholders sold 20,000,000 shares of the Company's common stock. The Company did not receive any of the proceeds from the sale of the shares by the selling stockholders. In connection with the offering, the Company did not incur significant costs during the three months ended March 31, 2024.

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

Business Overview

Founded in 1980, CCC is a leading SaaS platform for the multi-trillion-dollar P&C insurance economy powering operations for insurers, repairers, automakers, part suppliers, lenders and more. CCC cloud technology connects more than 35,000 businesses digitizing mission-critical workflows, commerce and customer experiences. A trusted leader in AI, Internet of Things ("IoT"), customer experience, network and workflow management, CCC delivers innovations that keep people's lives moving forward when it matters most.

Our business has been built upon two foundational pillars: automotive insurance claims and automotive collision repair. For decades we have delivered leading software solutions to both the insurance and repair industries, including pioneering Direct Repair Programs ("DRP") in the U.S. beginning in 1992. DRP connects auto insurers and collision repair shops to create business value for both parties, and requires digital tools to facilitate interactions and manage partner programs. Insurer-to-shop DRP connections have created a strong network effect for CCC’s platform, as insurers and repairers both benefit by joining the largest network to maximize opportunities. This has led to a virtuous cycle in which more insurers on the platform drives more value for the collision shops on the platform, and vice versa.

We believe we have become a leading insurance and repair SaaS provider in the U.S. by increasing the depth and breadth of our SaaS offerings over many years. Our insurance solutions help insurance carriers manage mission-critical workflows across the claims lifecycle, while building smart, dynamic experiences for their own customers. Our software integrates seamlessly with both legacy and modern systems alike and enables insurers to rapidly innovate on our platform. Our repair solutions help collision repair facilities achieve better performance throughout the collision repair cycle by digitizing processes to drive business growth, streamline operations and improve repair quality. We have more than 300 insurers on our network, connecting with more than 29,500 repair facilities through our multi-tenant cloud platform. We believe our software is the architectural backbone of insurance DRP systems and is a primary driver of material revenue for our collision shop customers and a source of material efficiencies for our insurance carrier customers.

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

We have processed more than $1 trillion of historical data across our network, allowing us to build proprietary data assets that leverage insurance claims, vehicle repair, automotive parts and other vehicle-specific information. We believe we are uniquely positioned to provide data-driven insights, analytics and AI-enhanced workflows that strengthen our solutions and improve business outcomes for our customers. Our AI solutions increase automation across existing insurance and repair processes including vehicle damage detection, claim triage, claim handling, repair estimating, intelligent claim review and claim subrogation. We deliver real-world AI with more than 100 U.S. auto insurers and more than 1,000 U.S. collision repairers actively using AI-powered solutions in production environments.

One of the primary obstacles facing the P&C insurance economy is increasing complexity. Complexity in the P&C insurance economy is driven by technological advancements, IoT data, new business models, supply chain disruption and changing consumer expectations. We believe digitization plays a critical role in managing this growing complexity while meeting consumer expectations. Our technology investments are focused on digitizing complex processes and interactions across our ecosystem, and we believe we are well positioned to power the P&C insurance economy of the future with our data, network and platform.

While our position in the P&C insurance economy is grounded in the automotive insurance sector, the largest insurance sector in the U.S. representing nearly half of direct written premiums ("DWP"), we believe our integrations and cloud platform are capable of driving innovation across the entire P&C insurance economy. Our customers are increasingly looking for CCC to expand its solutions to other parts of their business where they can benefit from our technology, service and partnership. In response, we are investing in new solutions that we believe will enable us to digitize the entire automotive claims lifecycle, and over time expand into adjacencies including other insurance lines.

We have strong customer relationships in the end-markets we serve, and these relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. We have customer agreements with more than 300 insurers (including carriers, self-insurers and other entities processing insurance claims), including 27 of the top 30 automotive insurance carriers in the U.S., based on Direct Written Premiums DWP, and hundreds of regional carriers. We have more than 35,000 total customers, including more than 29,500 automotive collision repair facilities (including repairers and other entities that estimate damaged vehicles), more than 5,000 parts suppliers, 13 of the top 15 automotive manufacturers based on new vehicle sales, and numerous other companies that participate in the P&C insurance economy.

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

	Quarter Ending	2024	2023
Software NDR	March 31	107%	106%
	June 30		107%
	September 30		107%
	December 31		108%

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

	Quarter Ending	2024	2023
Software GDR	March 31	99%	99%
	June 30		99%
	September 30		98%
	December 31		99%

Results of Operations

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

	Three Months Ended March 31,
(dollar amounts in thousands, except share and per share data)	2024	2023	$	%

Revenues	$227,237	$204,919	$22,318	10.9%
Cost of revenues, exclusive of amortization of acquired technologies	52,808	50,447	2,361	4.7%
Amortization of acquired technologies	6,567	6,685	(118)	-1.8%
Cost of revenues(1)	59,375	57,132	2,243	3.9%
Gross profit	167,862	147,787	20,075	13.6%
Operating expenses:
Research and development(1)	49,477	40,996	8,481	20.7%
Selling and marketing(1)	35,586	33,531	2,055	6.1%
General and administrative(1)	57,060	41,865	15,195	36.3%
Amortization of intangible assets	17,942	18,066	(124)	-0.7%
Total operating expenses	160,065	134,458	25,607	19.0%
Operating income	7,797	13,329	(5,532)	-41.5%
Other income (expense):
Interest expense	(16,452)	(13,832)	(2,620)	-18.9%
Interest income	2,467	3,259	(792)	-24.3%
Change in fair value of warrant liabilities	(1,585)	1,195	(2,780)	NM
Other income (expense)—Net	2,939	(2,550)	5,489	NM
Total other (expense) income	(12,631)	(11,928)	(703)	-5.9%
Pretax (loss) income	(4,834)	1,401	(6,235)	NM
Income tax benefit	4,237	783	3,454	441.1%
Net (loss) income including non-controlling interest	(597)	2,184	(2,781)	NM
Less: accretion of redeemable non-controlling interest	(1,142)	—	(1,142)	NM
Net (loss) income attributable to CCC Intelligent Solutions Holdings Inc. common stockholders	$(1,739)	$2,184	$(3,923)	NM
Net (loss) income per share attributable to common stockholders:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted-average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	598,279,377	616,217,176
Diluted	598,279,377	646,380,961
NM—Not Meaningful

(1) Includes stock-based compensation expense as follows (in thousands):
	Three Months Ended March 31,
	2024	2023
Cost of revenues	$2,081	$1,901
Research and development	11,071	5,875
Sales and marketing	5,728	7,258
General and administrative	26,091	14,200
Total stock-based compensation expense	$44,971	$29,234

Revenues

Revenues increased by $22.3 million to $227.2 million, or 10.9%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The Company's software subscription revenues accounted for $218.1 million and $196.3 million, or 96% of total revenue during the three months ended March 31, 2024 and 2023.

The increase in revenue was primarily a result of 8% growth from existing customer upgrades and expanding solution offerings to these existing customers as well as 3% growth from new customers.

Cost of Revenues

Cost of revenues increased by $2.2 million to $59.4 million, or 3.9%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Cost of Revenues, exclusive of amortization of acquired technologies

Cost of revenues, exclusive of amortization of acquired technologies, increased by $2.4 million to $52.8 million, or 4.7%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to a $1.5 million increase in third party fees and direct costs associated with our revenue growth, and a $1.1 million increase in personnel-related costs, including stock-based compensation.

Amortization of Acquired Technologies

Amortization of acquired technologies was $6.6 million and $6.7 million for the three months ended March 31, 2024 and 2023, respectively.

Gross Profit

Gross profit increased by $20.1 million to $167.9 million, or 13.6%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Our gross profit margin was 73.9% for the three months ended March 31, 2024, compared to 72.1% for the three months ended March 31, 2023. The increase in gross profit and gross profit margin was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements.

Research and Development

Research and development expense increased by $8.5 million to $49.5 million, or 20.7%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to a $6.5 million increase in personnel-related costs, including a $5.2 million increase in stock-based compensation, and a $3.3 million increase in IT related costs, partially offset by a $0.8 million increase in the amount of capitalized time on platform and customer solution enhancements and a $0.8 million decrease in consulting costs.

Selling and Marketing

Selling and marketing expense increased by $2.1 million to $35.6 million, or 6.1%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to a $2.3 million increase in personnel-related costs, including sales incentives, a $0.4 million increase in event costs, a $0.3 million increase in travel costs, and a $0.3 million increase in consulting costs, partially offset by a $1.5 million decrease in stock-based compensation.

General and Administrative

General and administrative expense increased by $15.2 million to $57.1 million, or 36.3%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to a $14.4 million increase in personnel-related costs, including an $11.9 million increase in stock-based compensation, and a $1.1 million increase in IT related costs.

Amortization of Intangible Assets

Amortization of intangible assets was $17.9 million and $18.1 million for the three months ended March 31, 2024 and 2023, respectively.

Interest Expense

Interest expense increased by $2.6 million to $16.5 million, or 18.9%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to higher variable interest rates during the three months ended March 31, 2024.

Interest Income

Interest income decreased by $0.8 million to $2.5 million, or 24.3%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to lower average balances on interest earning deposits and money market funds during the three months ended March 31, 2024.

Change in Fair Value of Warrant Liabilities

We recognized expense of $1.6 million from a change in fair value of warrant liabilities for the three months ended March 31, 2024, compared to income of $1.2 million for the three months ended March 31, 2023. The change in fair value of warrant liabilities was primarily due to changes in the price of the Company's common stock during each respective period.

Other Income (Expense)—Net

We recognized other income—net of $2.9 million for the three months ended March 31, 2024 compared to other expense—net of $2.6 million for the three months ended March 31, 2023. The change was primarily due to the change in fair value of the interest rate cap derivative instruments during each period, driven by changes in the forward yield curves and time to maturity, and the income recognized from the interest rate cap derivative instruments during the three months ended March 31, 2024.

Income Tax Benefit

The Company recognized an income tax benefit of $4.2 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively. The income tax benefit during the three months ended March 31, 2024 was due to the tax benefit related to stock-based compensation.

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

The following table reconciles Gross Profit to Adjusted Gross Profit for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(amounts in thousands, except percentages)	2024	2023
Gross Profit	$167,862	$147,787
Amortization of acquired technologies	6,567	6,685
Stock-based compensation and related employer payroll tax	2,587	2,116
Adjusted Gross Profit	$177,016	$156,588
Gross Profit Margin	74%	72%
Adjusted Gross Profit Margin	78%	76%

Adjusted Operating Expenses

We believe that Adjusted Operating Expenses, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Expenses is defined as operating expenses adjusted for amortization of intangible assets, stock-based compensation expense and related employer payroll tax, litigation costs for matters in which we are the plaintiff and related antitrust matters, costs associated with the acquisition and integration of completed and potential mergers and acquisitions ("M&A") and costs related to equity transactions, including secondary offerings.

The following table reconciles operating expenses to Adjusted Operating Expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollar amounts in thousands)	2024	2023
Operating expenses	$160,065	$134,458
Amortization of intangible assets	(17,942)	(18,066)
Stock-based compensation expense and related employer payroll tax	(47,446)	(29,094)
Litigation costs	(575)	(986)
M&A and integration costs	(477)	—
Equity transaction costs, including secondary offerings	(692)	—
Adjusted operating expenses	$92,933	$86,312

Adjusted Operating Income

We believe that Adjusted Operating Income, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Income is defined as operating income adjusted for amortization of intangible assets and acquired technologies, stock-based compensation expense and related employer payroll tax, litigation costs for matters in which we are the plaintiff and related antitrust matters, costs associated with the acquisition and integration of completed and potential M&A and costs related to equity transactions, including secondary offerings.

The following table reconciles operating income to Adjusted Operating Income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollar amounts in thousands)	2024	2023
Operating income	$7,797	$13,329
Amortization of intangible assets	17,942	18,066
Amortization of acquired technologies—Cost of revenue	6,567	6,685
Stock-based compensation expense and related employer payroll tax	50,033	31,210
Litigation costs	575	986
M&A and integration costs	477	—
Equity transaction costs, including secondary offerings	692	—
Adjusted operating income	$84,083	$70,276

Adjusted EBITDA

We believe that Adjusted EBITDA, as defined below, is useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational expenses. Adjusted EBITDA is defined as net (loss) income adjusted for interest, taxes, amortization of intangible assets and acquired technologies, depreciation, stock-based compensation expense and related employer payroll tax, change in fair value of warrant liabilities, change in fair value of derivative instruments, income from derivative instruments, litigation costs for matters in which we are the plaintiff and related antitrust matters, costs associated with the acquisition and integration of completed and potential M&A and costs related to equity transactions, including secondary offerings. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenue.

The following table reconciles net (loss) income to Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollar amounts in thousands)	2024	2023
Net (loss) income	$(597)	$2,184
Interest expense	16,452	13,832
Interest income	(2,467)	(3,259)
Income tax benefit	(4,237)	(783)
Amortization of intangible assets	17,942	18,066
Amortization of acquired technologies—Cost of revenue	6,567	6,685
Depreciation and amortization of software, equipment and property	1,864	2,227
Depreciation and amortization of software, equipment and property—Cost of revenue	7,578	6,979
Stock-based compensation expense and related employer payroll tax	50,033	31,210
Change in fair value of warrant liabilities	1,585	(1,195)
Change in fair value of derivative instruments	(718)	2,604
Income from derivative instruments	(2,031)	—
Litigation costs	575	986
M&A and integration costs	477	—
Equity transaction costs, including secondary offerings	692	—
Adjusted EBITDA	$93,715	$79,536
Adjusted EBITDA Margin	41%	39%

Adjusted Net Income and Adjusted Earnings Per Share

We believe that Adjusted Net Income, as defined below, and Adjusted Earnings Per Share are useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational expenses. Adjusted Net Income is defined as net (loss) income adjusted for the after-tax effects of amortization, stock-based compensation expense and related employer payroll tax, change in fair value of warrant liabilities, change in fair value of derivative instruments, litigation costs for matters in which we are the plaintiff and related antitrust matters, costs associated with the acquisition and integration of completed and potential M&A and costs related to equity transactions, including secondary offerings.

The following table reconciles net (loss) income to Adjusted Net Income and Adjusted Earnings per Share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollar amounts in thousands)	2024	2023
Net (loss) income	$(597)	$2,184
Amortization of intangible assets	17,942	18,066
Amortization of acquired technologies—Cost of revenue	6,567	6,685
Stock-based compensation expense and related employer payroll tax	50,033	31,210
Change in fair value of warrant liabilities	1,585	(1,195)
Change in fair value of derivative instruments	(718)	2,604
Litigation costs	575	986
M&A and integration costs	477	—
Equity transaction costs, including secondary offerings	692	—
Tax effect of adjustments	(21,766)	(14,046)
Adjusted net income	$54,790	$46,494
Adjusted net income per share attributable to common stockholders:
Basic	$0.09	$0.08
Diluted	$0.09	$0.07
Weighted average shares outstanding:
Basic	598,279,377	616,217,176
Diluted	635,104,271	646,380,961

Free Cash Flow

We believe that Free Cash Flow, as defined below, provides meaningful supplemental information regarding our ability to generate cash and fund our operations and capital expenditures. Free Cash Flow is defined as net cash provided by operating activities less cash used for the purchases of software, equipment, and property.

The following table reconciles net cash provided by operating activities to Free Cash Flow for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollar amounts in thousands)	2024	2023
Net cash provided by operating activities	$55,235	$33,078
Purchases of software, equipment, and property	(15,663)	(14,534)
Free Cash Flow	$39,572	$18,544

Liquidity and Capital Resources

We have financed our operations with cash flows from operations. The Company generated $55.2 million of cash flows from operating activities during the three months ended March 31, 2024. As of March 31, 2024, the Company had cash and cash equivalents of $191.2 million, a working capital surplus of $207.3 million and an accumulated deficit totaling $1,127.1 million. As of March 31, 2024, the Company had $782.0 million aggregate principal outstanding on its term loan.

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

The Term B Loan requires quarterly principal payments of $2.0 million until June 30, 2028, with the remaining outstanding principal amount required to be paid on the maturity date, September 21, 2028. If the Company's leverage ratio, as defined in the 2021 Credit Agreement is greater than 3.5, the Term B Loan requires a principal prepayment, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. As of December 31, 2023, the Company's leverage ratio did not exceed the 3.5 threshold and the Company was not subject to the annual excess cash flow calculation and, as such, was not required to make a principal prepayment.

As of March 31, 2024, the amount outstanding on the Term B Loan was $782.0 million, of which, $8.0 million is classified as current.

Borrowings under the 2021 Credit Facilities bear interest at rates based on the ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries’ consolidated first lien net indebtedness to consolidated EBITDA for applicable periods specified in the 2021 Credit Agreement.

During May 2023, the Company entered into Amendment No. 1 to the 2021 Credit Agreement (the "Amendment") to establish the Secured Overnight Financing Rate ("SOFR") as the benchmark rate for determining the applicable interest rate, replacing the London Interbank Offer Rate ("LIBOR"). No other terms, including the amount of borrowings, required payments or maturity date, were changed as a result of the Amendment.

Subsequent to the execution of the Amendment, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest equal to the sum of an applicable rate and term SOFR (other than with respect to Euros, the Euro Interbank Offer Rate ("EURIBOR") and with respect to British Pounds Sterling, Sterling Overnight Indexed Average ("SONIA")) with a term, as selected by the Company, of one, three or six months (subject to (x) in the case of term loans, a 0.50% per annum floor and (y) in the case of revolving loans, a 0.00% per annum floor.

Prior to the execution of the Amendment, the interest rate per annum applicable to the loans was based on a fluctuating rate of interest equal to the sum of an applicable rate and, at the Company’s election from time to time, either:

(1)
a base rate determined by reference to the highest of (a) the rate last quoted by the Wall Street Journal as the "prime rate," (b) the federal funds effective rate plus 0.50%, (c) one-month LIBOR plus 1.00% and (d) with respect to the Term B Loan, 1.50% and with respect to the 2021 Revolving Credit Facility, 1.00%, or
(2)
a Eurocurrency rate determined by reference to LIBOR (other than with respect to Euros, EURIBOR and with respect to British Pounds Sterling, SONIA) with a term, as selected by the Company, of one, three or six months (subject to (x) in the case of term loans, a 0.50% per annum floor and (y) in the case of revolving loans, a 0.00% per annum floor).

A quarterly commitment fee of up to 0.50% is payable on the unused portion of the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility matures on September 21, 2026.

During the three months ended March 31, 2024 and 2023, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.8% and 6.9%, respectively.

The Company has an outstanding standby letter of credit for $0.7 million which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility. As of March 31, 2024, $249.3 million was available to be borrowed under the 2021 Revolving Credit Facility.

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments, the leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of March 31, 2024.

Interest Rate Caps—In August 2022, the Company entered into two interest rate cap agreements, as amended, to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The amended interest rate cap agreements have an aggregate notional amount of $600.0 million and a one-month SOFR cap rate of 4.00% through their expiration in July 2025.

Cash Flows

The following table provides a summary of cash flow data for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollar amounts in thousands)	2024	2023
Net cash provided by operating activities	$55,235	$33,078
Net cash used in investing activities	(15,663)	(14,534)
Net cash used in financing activities	(43,847)	(4,014)
Net effect of exchange rate change	(109)	36
Change in cash and cash equivalents	$(4,384)	$14,566

Net cash provided by operating activities was $55.2 million for the three months ended March 31, 2024. Net cash provided by operating activities consists of net loss of $0.6 million, adjusted for $68.6 million of non-cash items, ($14.3) million for changes in working capital and $1.5 million for the effect of changes in other operating assets and liabilities. Significant non-cash adjustments include stock-based compensation expense of $45.0 million, depreciation and amortization of $34.0 million, deferred income tax benefits of $12.1 million and a change in fair value of warrant liabilities of $1.6 million. The change in working capital was primarily a result of a decrease in accrued expenses of $31.2 million due to timing of cash disbursements and employee incentive plan payments, partially offset by an increase in accounts payable of $7.4 million due to timing of payments to suppliers, a $7.2 million change in income taxes due to timing of payments and a $1.7 million increase in deferred revenue.

Net cash used in investing activities was $15.7 million for the three months ended March 31, 2024. Net cash used in investing activities was due to capitalized internally developed software projects and purchases of software, equipment, and property.

Net cash used in financing activities was $43.8 million for the three months ended March 31, 2024. Net cash used in financing activities was due to $52.6 million payment of employee tax liabilities related to the net share settlement of employee equity awards and $2.0 million of principal payments of long-term debt, partially offset by $8.9 million of proceeds from stock option exercises and $1.8 million of proceeds from the issuance of stock under the employee stock purchase plan.

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

There have been no material changes to our critical accounting estimates as compared to the critical accounting policies and estimates disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 identified in management’s evaluation pursuant to in Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the Company is from time to time, involved in various pending or threatened legal actions. The litigation process is inherently uncertain, and it is possible that the resolution of such matters might have a material adverse effect on the Company’s consolidated financial condition and/or results of operations. The Company’s management believes, based on current information, matters currently pending or threatened are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A. Risk Factors

For risk factors relating to our business, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023. Any of these factors could result in a significant or material adverse effect on the results of our operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, Mary Jo Prigge, the Executive Vice President, Chief Service Delivery Officer of the Company, terminated a Rule 10b5-1 trading arrangement on March 19, 2024 intended to satisfy the affirmative defense of Rule 10b5-1(c) previously adopted on November 10, 2023 and, subsequently, entered into a new 10b5-1 trading arrangement on March 20, 2024 which is intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to 200,000 shares of the Common Stock of the Company in the period commencing on June 18, 2024 and ending on the earlier of December 31, 2024 or the execution of all trades contemplated by the plan.

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

__________

* Filed herewith

** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: April 30, 2024	CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

	By:	/s/ Githesh Ramamurthy
	Name:	Githesh Ramamurthy
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated: April 30, 2024

	By:	/s/ Brian Herb
	Name:	Brian Herb
	Title:	Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)