Form 10-Q
period 2024-06-30
CCC Intelligent Solutions Holdings Inc.
filed 2024-07-30
CIK 1818201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 23, 2024, 623,400,373 shares of common stock, $0.0001 par value per share, were issued and outstanding.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

Form 10-Q

For the Quarter Ended June 30, 2024

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$237,893	$195,572
Accounts receivable—Net of allowances of $4,079 and $5,574 as of June 30, 2024 and December 31, 2023, respectively	120,932	102,365
Income taxes receivable	4,093	1,798
Deferred contract costs	19,427	17,900
Other current assets	26,589	32,364
Total current assets	408,934	349,999
SOFTWARE, EQUIPMENT, AND PROPERTY—Net	176,391	160,416
OPERATING LEASE ASSETS	29,799	30,456
INTANGIBLE ASSETS—Net	970,505	1,015,046
GOODWILL	1,417,724	1,417,724
DEFERRED FINANCING FEES, REVOLVER—Net	1,365	1,672
DEFERRED CONTRACT COSTS	21,666	22,302
EQUITY METHOD INVESTMENT	10,228	10,228
OTHER ASSETS	42,546	43,197
TOTAL	$3,079,158	$3,051,040
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,954	$16,324
Accrued expenses	61,149	71,478
Income taxes payable	215	3,689
Current portion of long-term debt	8,000	8,000
Current portion of long-term licensing agreement—Net	3,157	3,061
Operating lease liabilities	7,128	6,788
Deferred revenues	45,988	43,567
Total current liabilities	146,591	152,907
LONG-TERM DEBT—Net	764,249	767,504
DEFERRED INCOME TAXES—Net	170,627	195,365
LONG-TERM LICENSING AGREEMENT—Net	26,089	27,692
OPERATING LEASE LIABILITIES	48,657	50,796
WARRANT LIABILITIES	—	51,501
OTHER LIABILITIES	10,352	6,414
Total liabilities	1,166,565	1,252,179
COMMITMENTS AND CONTINGENCIES (Notes 18 and 19)
MEZZANINE EQUITY:
Redeemable non-controlling interest	18,947	16,584
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par; 5,000,000,000 shares authorized; 622,795,101 and 603,128,781 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	62	60
Additional paid-in capital	3,000,367	2,909,757
Accumulated deficit	(1,105,619)	(1,126,467)
Accumulated other comprehensive loss	(1,164)	(1,073)
Total stockholders’ equity	1,893,646	1,782,277
TOTAL	$3,079,158	$3,051,040

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
REVENUES	$232,618	$211,710	$459,855	$416,630
COST OF REVENUES
Cost of revenues, exclusive of amortization and impairment of acquired technologies	53,231	52,047	106,038	102,494
Amortization of acquired technologies	2,090	6,646	8,657	13,331
Impairment of acquired technologies	—	431	—	431
Total cost of revenues	55,321	59,124	114,695	116,256
GROSS PROFIT	177,297	152,586	345,160	300,374
OPERATING EXPENSES:
Research and development	49,253	43,363	98,730	84,359
Selling and marketing	36,321	35,936	71,907	69,467
General and administrative	51,268	46,141	108,329	88,006
Amortization of intangible assets	17,942	18,022	35,884	36,088
Impairment of goodwill	—	77,405	—	77,405
Impairment of intangible assets	—	4,906	—	4,906
Total operating expenses	154,784	225,773	314,850	360,231
OPERATING INCOME (LOSS)	22,513	(73,187)	30,310	(59,857)
INTEREST EXPENSE	(16,602)	(14,014)	(33,054)	(27,846)
INTEREST INCOME	2,625	4,023	5,092	7,282
CHANGE IN FAIR VALUE OF WARRANT LIABILITIES	15,963	(20,375)	14,378	(19,180)
OTHER INCOME—Net	1,253	3,928	4,191	1,377
PRETAX INCOME (LOSS)	25,752	(99,625)	20,917	(98,224)
INCOME TAX (PROVISION) BENEFIT	(4,307)	2,281	(69)	3,064
NET INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	21,445	(97,344)	20,848	(95,160)
LESS: ACCRETION OF REDEEMABLE NON-CONTROLLING INTEREST	(1,221)	(315)	(2,363)	(315)
NET INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$20,224	$(97,659)	$18,485	$(95,475)
Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.16)	$0.03	$(0.15)
Diluted	$0.03	$(0.16)	$0.03	$(0.15)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	609,997,114	621,235,776	604,138,246	618,740,340
Diluted	638,367,745	621,235,776	636,990,633	618,740,340
COMPREHENSIVE INCOME (LOSS):
Net income (loss) including non-controlling interest	21,445	(97,344)	20,848	(95,160)
Other comprehensive loss—Foreign currency translation adjustment	(16)	(285)	(91)	(251)
COMPREHENSIVE INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	21,429	(97,629)	20,757	(95,411)
Less: accretion of redeemable non-controlling interest	(1,221)	(315)	(2,363)	(315)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$20,208	$(97,944)	$18,394	$(95,726)

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable
	Non-Controlling	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding				Accumulated
	Interest					Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2023	$16,584	—	$—	603,128,781	$60	$2,909,757	$(1,126,467)	$(1,073)	$1,782,277
Stock-based compensation expense	—	—	—	—	—	44,971	—	—	44,971
Exercise of stock options	—	—	—	3,346,599	—	8,822	—	—	8,822
Issuance of common stock under employee stock purchase plan	—	—	—	194,307	—	1,833	—	—	1,833
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	7,588,048	1	(52,581)	—	—	(52,580)
Accretion of redeemable non-controlling interest	1,142	—	—	—	—	(1,142)	—	—	(1,142)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(75)	(75)
Net loss	—	—	—	—	—	—	(597)	—	(597)
BALANCE—March 31, 2024	17,726	—	—	614,257,735	61	2,911,660	(1,127,064)	(1,148)	1,783,509
Stock-based compensation expense	—	—	—	—	—	40,125	—	—	40,125
Exercise of stock options	—	—	—	4,518,651	1	12,823	—	—	12,824
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	209,515	—	(142)	—	—	(142)
Warrant redemption	—	—	—	3,809,200	—	37,122	—	-	37,122
Accretion of redeemable non-controlling interest	1,221	—	—	—	—	(1,221)	—	—	(1,221)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(16)	(16)
Net income	—	—	—	—	—	—	21,445	—	21,445
BALANCE—June 30, 2024	$18,947	—	$—	622,795,101	$62	$3,000,367	$(1,105,619)	$(1,164)	$1,893,646

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding
	Non-Controlling							Accumulated
	Interest					Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2022	$14,179	—	$—	622,072,905	$62	$2,754,055	$(707,946)	$(884)	$2,045,287
Stock-based compensation expense	—	—	—	—	—	28,930	—	—	28,930
Exercise of stock options—net of tax	—	—	—	3,214,093	1	8,242	—	—	8,243
Issuance of common stock under employee stock purchase plan	—	—	—	179,338	—	1,326	—	—	1,326
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	2,217,379	—	(11,449)	—	—	(11,449)
Foreign currency translation adjustment	—	—	—	—	—	—	—	34	34
Net income	—	—	—	—	—	—	2,184	—	2,184
BALANCE—March 31, 2023	14,179	—	—	627,683,715	63	2,781,104	(705,762)	(850)	2,074,555
Stock-based compensation expense	—	—	—	—	—	35,900	—	—	35,900
Exercise of stock options - Net of tax	—	—	—	3,996,713		12,585	—	—	12,585
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	302,063	—	(90)	—	—	(90)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(285)	(285)
Accretion of redeemable non-controlling interest	315	—	—	—	—	(315)	—	—	(315)
Net loss	—	—	—	—	—	—	(97,344)	—	(97,344)
BALANCE—June 30, 2023	$14,494	—	$—	631,982,491	$63	$2,829,184	$(803,106)	$(1,135)	$2,025,006

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,848	$(95,160)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of software, equipment, and property	19,160	17,966
Amortization of intangible assets	44,541	49,419
Impairment of goodwill and intangible assets	—	82,742
Deferred income taxes	(24,738)	(23,791)
Stock-based compensation	85,096	64,720
Amortization of deferred financing fees	927	851
Amortization of discount on debt	125	111
Change in fair value of derivative instruments	134	(1,009)
Change in fair value of warrant liabilities	(14,378)	19,180
Non-cash lease expense	—	1,232
Loss on disposal of software, equipment and property	302	—
Other	68	115
Changes in:
Accounts receivable—Net	(18,553)	2,322
Deferred contract costs	(1,527)	(315)
Other current assets	5,860	7,116
Deferred contract costs—Non-current	636	681
Other assets	391	(5,267)
Operating lease assets	1,152	(5)
Income taxes	(5,769)	772
Accounts payable	4,633	(8,534)
Accrued expenses	(12,739)	(14,975)
Operating lease liabilities	(2,236)	(249)
Deferred revenues	2,437	4,825
Other liabilities	639	(115)
Net cash provided by operating activities	107,009	102,632
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of software, equipment, and property	(31,224)	(29,084)
Net cash used in investing activities	(31,224)	(29,084)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	21,561	20,827
Proceeds from employee stock purchase plan	1,833	1,326
Payments for employee taxes withheld upon vesting of equity awards	(52,722)	(11,539)
Principal payments on long-term debt	(4,000)	(4,000)
Net cash used in financing activities	(33,328)	6,614
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(136)	(373)
NET CHANGE IN CASH AND CASH EQUIVALENTS	42,321	79,789
CASH AND CASH EQUIVALENTS:
Beginning of period	195,572	323,788
End of period	$237,893	$403,577
NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash purchases of software, equipment, and property	$7,218	$550
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$31,739	$26,946
Cash paid for income taxes—Net	$30,567	$19,954

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of mezzanine equity and stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operations and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any future period.

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

Reclassifications—Certain reclassifications of prior period amounts have been made to conform to the current period presentation. For the three and six months ended June 30, 2024, changes in the fair value of the Company's interest rate cap agreements are recognized within other income (expense)—net in the condensed consolidated statements of operations and comprehensive income (loss). Corresponding amounts recognized during the three and six months ended June 30, 2023, were previously classified as a change in fair value of derivative instruments and have been reclassified to conform to the current period presentation. The amounts reclassified had no impact on net income (loss).

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

The following table summarizes revenue by type of service for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Software subscriptions	$223,014	$202,851	$441,083	$399,108
Other	9,604	8,859	18,772	17,522
Total revenues	$232,618	$211,710	$459,855	$416,630

Transaction Price Allocated to the Remaining Performance Obligations—Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2024, approximately $1,600 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $642 million during the following twelve months, and approximately $958 million thereafter. The estimated revenues do not include unexercised contract renewals. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.

Deferred Revenue—Revenue recognized for the three months ended June 30, 2024 from amounts in deferred revenue as of March 31, 2024 was $41.3 million. Revenue recognized for the three months ended June 30, 2023 from amounts in deferred revenue as of March 31, 2023 was $39.1 million. Revenue recognized for the six months ended June 30, 2024 from amounts in deferred revenue as of December 31, 2023 was $39.9 million. Revenue recognized for the six months ended June 30, 2023 from amounts in deferred revenue as of December 31, 2022 was $34.6 million.

Contract Assets and Liabilities—The opening and closing balances of the Company’s receivables, contract assets and contract liabilities from contracts with customers are as follows (in thousands):

	June 30,	December 31,
	2024	2023
Accounts receivables—Net of allowances	$120,932	$102,365
Deferred contract costs	19,427	17,900
Long-term deferred contract costs	21,666	22,302
Other assets (accounts receivable, non-current)	16,138	15,198
Deferred revenues	45,988	43,567
Other liabilities (deferred revenues, non-current)	2,113	1,373

A summary of the activity impacting deferred revenue balances during the three and six months ended June 30, 2024 and 2023 is presented below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Balance at beginning of period	$47,560	$41,422	$44,940	$36,479
Revenue recognized[1]	(117,797)	(111,533)	(233,209)	(214,718)
Additional amounts deferred[1]	118,338	111,314	236,370	219,442
Balance at end of period	$48,101	$41,203	$48,101	$41,203

Classified as:
Current	$45,988	$40,064	$45,988	$40,064
Non-current	2,113	1,139	2,113	1,139
Total deferred revenue	$48,101	$41,203	$48,101	$41,203

1 Amounts include total revenue deferred and recognized during each respective period.

A summary of the activity impacting the deferred contract costs during the three and six months ended June 30, 2024 and 2023 is presented below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Balance at beginning of period	$40,153	$37,551	$40,202	$36,717
Costs amortized	(5,322)	(4,637)	(10,571)	(9,423)
Additional amounts deferred	6,262	3,437	11,462	9,057
Balance at end of period	$41,093	$36,351	$41,093	$36,351

Classified as:
Current	$19,427	$16,871	$19,427	$16,871
Non-current	21,666	19,480	21,666	19,480
Total deferred contract costs	$41,093	$36,351	$41,093	$36,351

4.
FAIR VALUE measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Private Warrants—Upon consummation of the Business Combination, the Company assumed warrants sold in a private placement ("Private Warrants") issued by Dragoneer. During the three months ended June 30, 2024, the Private Warrants were redeemed and as of June 30, 2024, no Private Warrants were outstanding (see Note 17).

As of December 31, 2023, the Company's Private Warrants were recognized as liabilities and measured at fair value on a recurring basis.

The Private Warrants were valued using Level 1 and Level 2 inputs within the Black-Scholes option pricing model. The assumptions utilized under the Black-Scholes option pricing model require judgments and estimates. Changes in these inputs and assumptions could affect the measurement of the estimated fair value of the Private Warrants. Accordingly, the Private Warrants were classified within Level 2 of the fair value hierarchy.

The valuation of the Private Warrants as of December 31, 2023 was determined using the Black-Scholes option pricing model using the following assumptions:

December 31,
2023
Expected term (in years)	2.6
Expected volatility	34%
Expected dividend yield	0%
Risk-free interest rate	4.10%

The estimated fair value of each Private Warrant using the Company's stock price on the valuation date and above assumptions was $2.89 as of December 31, 2023.

Contingent Consideration Liability—The contingent consideration liability relates to the Company's acquisition of Safekeep, Inc. in February 2022. The contingent consideration liability is adjusted each reporting period for changes in fair value, which can result from changes in anticipated payments and changes in assumed discount rates. These inputs are unobservable in the market and therefore categorized as Level 3 inputs.

The estimated fair value of the contingent consideration was determined using probability-weighted discounted cash flows and a Monte Carlo simulation model. The discount rate, based on the Company's estimated cost of debt, was 10%.

As of December 31, 2023, the contingent consideration liability had a fair value of $0.1 million. As of June 30, 2024, there were no significant changes to the inputs used within the Monte Carlo simulation model and the estimated fair value of the contingent consideration liability was $0.1 million. The Company did not recognize any change in the estimated fair value of the contingent consideration liability during the three and six months ended June 30, 2024 or the three and six months ended June 30, 2023. The contingent consideration liability is recognized within accrued expenses and other liabilities within the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

Interest Rate Cap—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt (see Note 13). The fair value of the interest rate cap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore was classified within Level 2 of the fair value hierarchy as of June 30, 2024 and December 31, 2023.

The Company did not designate its interest rate cap agreements as hedging instruments and records the changes in fair value within other income (expense)—net on the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2024 and December 31, 2023, the interest rate cap agreements had a fair value of $6.1 million and $6.2 million, respectively, classified within other assets in the accompanying condensed consolidated balance sheets.

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate cap	$6,074	$—	$6,074	$—
Total Assets	$6,074	$—	$6,074	$—
Liabilities
Contingent consideration related to business acquisition	$100	$—	$—	$100
Total Liabilities	$100	$—	$—	$100

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis—The Company has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. The Company did not recognize any impairment charges related to these assets during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company recognized impairment charges of goodwill and definite-lived intangible assets (see Note 10).

Fair Value of Other Financial Instruments—The following table presents the carrying amounts, net of debt discount, and the estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	June 30, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
Term B Loan, including current portion	$778,689	$780,975	$782,564	$784,000

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

5.
INCOME TAXES

The Company recognized an income tax provision of $4.3 million and an income tax benefit of $2.3 million for the three months ended June 30, 2024 and 2023, respectively. The income tax provision for the three months ended June 30, 2024 was primarily due to the tax provision related to pre-tax book income. The income tax benefit for the three months ended June 30, 2023 was primarily due to the tax benefit received related to stock-based compensation expense and the tax benefit recognized related to the impairment of certain intangible assets.

The Company recognized an income tax provision of $0.1 million and an income tax benefit of $3.1 million for the six months ended June 30, 2024 and 2023, respectively. The income tax provision for the six months ended June 30, 2024 was primarily due to the tax provision related to pre-tax book income, partially offset by the tax benefit related to stock-based compensation expense. The income tax benefit for the six months ended June 30, 2023 was primarily due to the tax benefit related to stock-based compensation expense, the tax benefit recognized related to the impairment of certain intangible assets and the tax benefit related to the re-measurement of the Company's deferred tax liability for changes in state tax rates.

The Company made income tax payments of $30.0 million and $19.8 million during the three months ended June 30, 2024 and 2023, respectively. The Company received negligible refunds from various states during the three months ended June 30, 2024 and 2023.

The Company made income tax payments of $30.6 million and $20.0 million during the six months ended June 30, 2024 and 2023, respectively. The Company received negligible refunds from various states during the three months ended June 30, 2024 and 2023.

As of June 30, 2024, unrecognized tax benefits were materially consistent with the amount as of December 31, 2023. The Company believes its liability for unrecognized tax benefits, excluding interest and penalties, will not significantly change over the following twelve months.

6.
accounts receivable

Accounts receivable—Net as of June 30, 2024 and December 31, 2023, consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accounts receivable	$125,011	$107,939
Allowance for credit losses and sales reserves	(4,079)	(5,574)
Accounts receivable—Net	$120,932	$102,365

As of June 30, 2024 and December 31, 2023, no customer accounted for more than 10% of accounts receivable.

Changes to the allowance for credit losses and sales reserves during the three and six months ended June 30, 2024 and 2023 consist of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Balance at beginning of period	$4,792	$6,866	$5,574	$5,339
Charges to bad debt and sales reserves	794	2,017	1,759	5,153
Write-offs—Net	(1,507)	(3,009)	(3,254)	(4,618)
Balance at end of period	$4,079	$5,874	$4,079	$5,874

7.
OTHER CURRENT ASSETS

Other current assets as of June 30, 2024 and December 31, 2023 consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid SaaS costs	$7,445	$7,833
Prepaid service fees	6,285	5,992
Prepaid software and equipment maintenance	3,090	5,547
Prepaid insurance	264	2,289
Other	9,505	10,703
Total other current assets	$26,589	$32,364

8.
SOFTWARE, EQUIPMENT, AND PROPERTY

Software, equipment, and property as of June 30, 2024 and December 31, 2023 consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Software, licenses and database	$255,778	$220,625
Computer equipment	21,664	27,467
Leasehold improvements	30,999	31,046
Building and land	4,910	4,910
Furniture and other equipment	1,332	1,370
Total software, equipment, and property	314,683	285,418
Less accumulated depreciation and amortization	(138,292)	(125,002)
Software, equipment, and property—Net	$176,391	$160,416

Depreciation and amortization expense related to software, equipment and property was $9.7 million and $8.8 million for the three months ended June 30, 2024 and 2023, respectively.

Depreciation and amortization expense related to software, equipment and property was $19.2 million and $18.0 million for the six months ended June 30, 2024 and 2023, respectively.

9.
LEASES

The Company leases real estate in the form of office space and data center facilities. Generally, at the inception of the contract, the term for real estate leases ranges from 1 to 17 years and the term for equipment leases is 1 to 3 years. Some real estate leases include options to renew that can extend the original term by 3 to 5 years.

The components of lease expense for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease costs	$1,299	$1,486	$2,707	$2,989
Variable lease costs	1,093	1,017	2,194	1,901
Total lease costs	$2,392	$2,503	$4,901	$4,890

During the three months ended June 30, 2024 and 2023, the Company made cash payments for operating leases of $2.0 million and $1.4 million, respectively. During the six months ended June 30, 2024 and 2023, the Company made cash payments for operating leases of $3.8 million and $2.0 million, respectively.

During the six months ended June 30, 2024, the Company obtained operating lease assets in exchange for lease liabilities of $0.7 million. During the six months ended June 30, 2023, the Company did not obtain any operating lease assets in exchange for lease liabilities.

10.
GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are primarily the result of business acquisitions.

The Company performs its annual impairment assessment of goodwill and indefinite life intangible assets as of November 30 of each year.

No impairments to goodwill or indefinite life intangible assets were recorded during the three and six months ended June 30, 2024.

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

When performing the quantitative impairment assessment, the Company used a quantitative approach to measure the fair value of its China reporting unit using a discounted cash flow approach, which is a Level 3 measurement. The discounted cash flow analysis requires significant judgments, including estimates of future cash flows, which are dependent on internal forecasts and determination of the Company’s weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used for the China reporting unit in the Company’s analysis was 12.5%.

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

The following table presents the gross amount, accumulated impairment loss and carrying amount of goodwill as of June 30, 2024 and December 31, 2023 (in thousands):

		Accumulated	Net
	Gross Amount	Impairment Loss	Carrying Amount
Balance as of June 30, 2024	$1,520,926	$(103,202)	$1,417,724
Balance as of December 31, 2023	1,520,926	(103,202)	1,417,724

The accumulated impairment loss as of December 31, 2023 was due to the impairment charge discussed above of $77.4 million and an impairment charge of $25.8 million recognized during the year ended December 31, 2019.

There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2024.

Intangible Assets—No intangible asset impairments were recorded during the three and six months ended June 30, 2024.

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

The intangible assets balance as of June 30, 2024 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	18	10.8	$1,291,830	$(514,938)	$776,892
Acquired technologies	7	4.6	184,640	(181,497)	3,143
Subtotal			1,476,470	(696,435)	780,035
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,666,940	$(696,435)	$970,505

The intangible assets balance as of December 31, 2023 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	16–18	11.3	$1,291,830	$(479,054)	$812,776
Acquired technologies	3–7	1.7	184,640	(172,840)	11,800
Subtotal			1,476,470	(651,894)	824,576
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,666,940	$(651,894)	$1,015,046

Amortization expense for intangible assets was $20.0 million and $24.7 million for the three months ended June 30, 2024 and 2023, respectively. Amortization expense for intangible assets was $44.5 million and $49.4 million for the six months ended June 30, 2024 and 2023, respectively.

Future amortization expense for the remainder of the year ended December 31, 2024 and the following four years ended December 31 and thereafter for intangible assets as of June 30, 2024 is as follows (in thousands):

Years Ending December 31:

2024	36,227
2025	72,454
2026	72,454
2027	72,454
2028	72,454
Thereafter	453,992
Total	$780,035

11.
ACCRUED EXPENSES

Accrued expenses as of June 30, 2024 and December 31, 2023 consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Compensation	$34,626	$54,593
Professional services	7,542	2,183
Software license agreement	4,654	2,233
Royalties and licenses	4,465	4,381
Sales tax	3,199	2,968
Employee insurance benefits	2,736	2,572
Other	3,927	2,548
Total accrued expenses	$61,149	$71,478

12.
OTHER LIABILITIES

Other liabilities as of June 30, 2024 and December 31, 2023 consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Income taxes payable—non-current	$3,937	$3,937
Deferred revenue—non-current	2,113	1,373
Software license agreement	4,302	1,004
Contingent consideration	—	100
Total other liabilities	$10,352	$6,414

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

The 2021 Credit Agreement consists of an $800.0 million term loan ("Term B Loan") and a revolving credit facility for an aggregate principal amount of $250.0 million (the "2021 Revolving Credit Facility" and together with the Term B Loan, the "2021 Credit Facilities"). The 2021 Revolving Credit Facility has a sublimit of $75.0 million for letters of credit. The Company received proceeds of $798.0 million, net of debt discount of $2.0 million, related to the Term B Loan. As of June 30, 2024 and December 31, 2023, the unamortized debt discount was $1.3 million and $1.4 million, respectively.

The Company incurred $9.8 million in financing costs related to the Term B Loan. These costs were recorded to a contra debt account and are being amortized to interest expense over the term of the Term B Loan using the effective interest method. As of June 30, 2024 and December 31, 2023, the unamortized financing costs were $6.4 million and $7.1 million, respectively.

The Company incurred $3.1 million in financing costs related to the 2021 Revolving Credit Facility. These costs were recorded to a deferred financing fees asset account and are being amortized to interest expense over the term of the 2021 Revolving Credit Facility. As of June 30, 2024 and December 31, 2023, the deferred financing fees asset balance was $1.4 million and $1.7 million, respectively.

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

As of June 30, 2024 and December 31, 2023, the amount outstanding on the Term B Loan is $780.0 million and $784.0 million, respectively, of which $8.0 million is classified as current in the accompanying condensed consolidated balance sheets.

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

During the three months ended June 30, 2024 and 2023, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.8% and 7.4%, respectively.

During the six months ended June 30, 2024 and 2023, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.8% and 7.1%, respectively.

The Company has an outstanding standby letter of credit for $0.7 million which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility. As of June 30, 2024 and December 31, 2023, $249.3 million was available to be borrowed.

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments of the Company, the leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of June 30, 2024 or December 31, 2023.

Long-term debt as of June 30, 2024 and December 31, 2023 consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Term B Loan	$780,000	$784,000
Term B Loan—discount	(1,311)	(1,436)
Term B Loan—deferred financing fees	(6,440)	(7,060)
Term B Loan—Net of discount & fees	772,249	775,504
Less: Current portion	(8,000)	(8,000)
Total long-term debt—Net of current portion	$764,249	$767,504

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

Cash received related to the interest rate cap agreements was $2.0 million and $1.8 million for the three months ended June 30, 2024 and 2023, respectively.

Cash received related to the interest rate cap agreements was $4.0 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 and December 31, 2023, the aggregate fair value of the interest rate cap agreements was $6.1 million and $6.2 million, respectively (see Note 4).

14.
REDEEMABLE NON-CONTROLLING INTEREST

On March 12, 2020 (the "Close Date"), the Company closed a stock purchase agreement (the "Stock Purchase Agreement") with a third-party investor (the "Investor") for purchase by the Investor of Series A Preferred Stock in CCCIS Cayman Holdings Limited ("CCC Cayman"), the parent of the Company’s China operations. On the Close Date, CCC Cayman, a subsidiary of the Company, issued 1,818 shares of Series A Preferred Stock (the "Preferred Shares") at $7,854 per share to the Investor for net proceeds of $14.2 million. As of June 30, 2024 and December 31, 2023, on an as-converted basis, the Preferred Shares represent an aggregate 10.0% ownership interest of the issued and outstanding capital stock of CCC Cayman, or 8.6% on a fully-diluted basis.

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

As of June 30, 2024 and December 31, 2023, the Investor’s ownership in CCC Cayman is classified in mezzanine equity as a redeemable non-controlling interest, because it is redeemable on an event that is not solely in the control of the Company.

During May 2023, the Company determined it was probable the non-controlling interest would become redeemable and began to accrete the non-controlling interest to its redemption value. Changes in the carrying value of the non-controlling interest are recorded as adjustments to additional paid-in capital.

The activity impacting the redeemable non-controllable interest during the three and six months ended June 30, 2024 and 2023 is presented below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Balance at beginning of period	$17,726	$14,179	$16,584	$14,179
Accretion of redeemable non-controlling interest	1,221	315	2,363	315
Balance at end of period	$18,947	$14,494	$18,947	$14,494

15.
Capital stock

Preferred Stock—The Company is authorized to issue up to 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024, there were no shares of preferred stock issued or outstanding.

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

There were 622,795,101 and 603,128,781 shares of common stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

Secondary Offerings—During the six months ended June 30, 2024, certain existing stockholders completed secondary offerings where the selling stockholders sold an aggregate of 141,450,000 shares of the Company's common stock. The Company did not receive proceeds from the sale of the shares by the selling stockholders.

In connection with secondary offerings, the Company incurred costs of $1.0 and $1.7 million during the three and six months ended June 30, 2024, respectively, included within general and administrative expenses on the condensed consolidated statement of operations and comprehensive income (loss).

16.
STOCK INCENTIVE PLANS

In July 2021, the 2021 Equity Incentive Plan (the "2021 Plan") was adopted and approved by the Company's board of directors and stockholders.

Restricted Stock Units—The table below summarizes the restricted stock unit ("RSU") activity for the six months ended June 30, 2024:

		Weighted-
		Average
	Shares	Fair Value
Unvested RSUs—December 31, 2023	36,329,881	$10.56
Granted	10,047,960	11.85
Vested	(12,334,980)	10.67
Forfeited	(917,602)	10.52
Unvested RSUs—June 30, 2024	33,125,259	10.91

During the six months ended June 30, 2024, the Company granted 10,047,960 RSUs, of which 7,791,614 have time-based vesting requirements, and 2,256,346 have performance-based vesting requirements.

During the six months ended June 30, 2024, 12,334,980 RSUs vested, of which 4,537,417 were withheld for employee tax obligations.

During the year ended December 31, 2023, the Company's board of directors approved modifications to the performance-based RSUs subject to a market condition. The modifications included: (i) the extension of the performance period by one year, (ii) a change to the performance criteria, (iii) a change to the number of units to be issued depending on performance and (iv) for certain grants, imposing a maximum number of units to be issued depending on performance equal to 100% of the target.

The modification to the performance-based RSUs subject to a market condition resulted in incremental stock-based compensation expense of $67.0 million, which is being recognized ratably over the modified performance periods.

Stock Options—The table below summarizes the stock option activity for the six months ended June 30, 2024:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding—December 31, 2023	35,788,469	2,96	4.0	$301,563
Exercised	(7,865,250)	2.75
Forfeited and canceled	(10,217)	3.49
Options outstanding—June 30, 2024	27,913,002	$3.02	3.6	$225,727
Options exercisable—June 30, 2024	26,936,712	$2.90	3.5	$221,157
Options vested and expected to vest—June 30, 2024	27,878,594	$3.02	3.6	$225,584

The fair value of the options which vested during the six months ended June 30, 2024 was $1.9 million.

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

During the six months ended June 30, 2024, the Company granted 761,743 stock options under the Cayman Incentive Plans. The exercise price of the options granted is equal to the fair value of the underlying shares at the grant date. As of June 30, 2024 and December 31, 2023, 2,385,142 and 1,735,900, respectively, of stock options under the Cayman Incentive Plans are outstanding.

Employee Stock Purchase Plan—In July 2021, the Company adopted the CCC 2021 Employee Stock Purchase Plan ("ESPP").

During the six months ended June 30, 2024, 194,307 shares were sold under the ESPP.

The fair value of the ESPP purchase rights sold during the six months ended June 30, 2024 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	0.5
Expected volatility	25%
Expected dividend yield	0%
Risk-free interest rate	5.5%

Stock-Based Compensation—Stock-based compensation expense has been recorded in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of revenues	$2,672	$2,299	$4,754	$4,199
Research and development	11,515	6,600	22,586	12,475
Sales and marketing	6,785	8,749	12,513	16,008
General and administrative	19,153	17,838	45,243	32,038
Total stock-based compensation expense	$40,125	$35,486	$85,096	$64,720

As of June 30, 2024, there was $209.5 million of unrecognized stock compensation expense related to unvested time-based awards which is expected to be recognized over a weighted-average period of 2.7 years. As of June 30, 2024, there was $70.2 million of unrecognized stock-based compensation expense related to unvested performance-based awards which is expected to be recognized over a weighted-average period of 1.3 years.

17.
WARRANTS

Upon consummation of the Business Combination, the Company assumed warrants sold in a private placement ("Private Warrants") issued by Dragoneer.

On May 9, 2024 ("Redemption Date"), the Company redeemed all of the outstanding Private Warrants for an aggregate of 3,809,200 shares of the Company's common stock. The holder of the Private Warrants received 0.214 shares of common stock for each Private Warrant exchanged. No cash was paid by the Company in exchange for the redeemed Private Warrants. The Private Warrants were valued on the Redemption Date using the Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	2.2
Expected volatility	31%
Expected dividend yield	0%
Risk-free interest rate	4.80%

The estimated fair value of each Private Warrant using the Company's stock price on the Redemption Date and above assumptions was $2.09.

Following the redemption, the Company had no Private Warrants outstanding. As of December 31, 2023, the Company had 17,800,000 Private Warrants outstanding.

The Company recognized income of $16.0 million and expense of $20.4 million as a change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2024 and 2023, respectively.

The Company recognized income of $14.4 million and expense of $19.2 million as a change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2024 and 2023, respectively.

As of December 31, 2023, the Company’s warrant liability was $51.5 million.

18.
COMMITMENTS

Purchase Obligations—The Company has long-term agreements with suppliers and other parties related to licensing data used in its services, outsourced data center, disaster recovery and SaaS that expire at various dates through 2031. During the three months ended June 30, 2024, the Company entered into purchase agreements with suppliers which include total minimum purchase commitments of $26.2 million, $27.9 million and $48.4 million during the years ending December 31, 2025, 2026 and 2027, respectively. As of June 30, 2024, there were no other material changes from the amounts disclosed as of December 31, 2023.

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

The following table summarizes revenues recognized and expenses incurred with entities affiliated with one of its principal equity owners and directors for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Credit card processing	$338	$274	$603	$508
Expenses
Employee health insurance benefits	683	953	1,853	1,821
Board of director fees for services, including related travel and out-of-pocket reimbursements	239	*	351	*
IT security software	128	*	255	*
Human resources support services	^	64	^	178

* Not significant.

^ As of June 30, 2024, the entity which provides human resources support services is no longer a related party.

As of June 30, 2024, all receivables and payables from related parties were de minimis. As of December 31, 2023, the Company had a related party payable due to its employee health insurance benefits vendor for $0.5 million.

21.
OTHER INCOME—NET

Other income—Net consists of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(Loss) gain from change in fair value of derivative instruments	$(852)	$3,613	$(134)	$1,009
Income from derivative instruments	2,008	—	4,039	—
Other income—Net	97	315	286	368
Total other income—Net	$1,253	$3,928	$4,191	$1,377

22.
NET INCOME (LOSS) PER SHARE

The Company calculates basic earnings per share by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method. The Company excludes common stock equivalent shares from the calculation if their effect is anti-dilutive. In a period where the Company is in a net loss position, the diluted loss per share is calculated using the basic share count.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic and diluted earnings per share of common stock (in thousands, except for share and per share data).

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator
Net income (loss)	$21,445	$(97,344)	$20,848	$(95,160)
Accretion of redeemable non-controlling interest	(1,221)	(315)	(2,363)	(315)
Net income (loss) attributable to common stockholders	$20,224	$(97,659)	$18,485	$(95,475)

Denominator
Weighted average shares of common stock—basic	609,997,114	621,235,776	604,138,246	618,740,340
Dilutive effect of stock-based awards	28,370,631	—	32,852,387	—
Weighted average shares of common stock—diluted	638,367,745	621,235,776	636,990,633	618,740,340
Net income (loss) per share:
Basic	$0.03	$(0.16)	$0.03	$(0.15)
Diluted	$0.03	$(0.16)	$0.03	$(0.15)

Approximately 52,267 and 30,191,730 common stock equivalent shares were excluded from the computation of diluted per share amounts for the three months ended June 30, 2024 and 2023, respectively, because their effect was anti-dilutive.

Approximately 4,794,260 and 30,147,441 common stock equivalent shares were excluded from the computation of diluted per share amounts for the six months ended June 30, 2024 and 2023, respectively, because their effect was anti-dilutive.

As part of the Business Combination, 8,625,000 shares issued and held by Dragoneer (the "Sponsor Vesting Shares") became non-transferable and subject to forfeiture on the tenth anniversary of the closing of the Business Combination if neither of the defined triggering events has occurred. The Sponsor Vesting Shares are issued and outstanding as of June 30, 2024 and December 31, 2023 and excluded from the weighted average number of shares of common stock outstanding until the vesting requirement is met and the restriction is removed.

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

Revenues by geographic area, presented based upon the location of the customer are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
United States	$230,995	$209,972	$456,561	$413,000
China	1,623	1,738	3,294	3,630
Total revenues	$232,618	$211,710	$459,855	$416,630

Software, equipment and property—Net by geographic area are as follows (in thousands):

	June 30,	December 31,
	2024	2023
United States	$176,142	$160,064
China	249	352
Total software, equipment and property—Net	$176,391	$160,416

24.
Subsequent event

On July 1, 2024, certain existing stockholders completed a secondary offering where the selling stockholders sold 30,000,000 shares of the Company's common stock. The Company did not receive proceeds from the sale of the shares by the selling stockholders. In connection with the offering, the Company did not incur significant costs.

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

We believe we have become a leading insurance and repair SaaS provider in the U.S. by increasing the depth and breadth of our SaaS offerings over many years. Our insurance solutions help insurance carriers manage mission-critical workflows across the claims lifecycle, while building smart, dynamic experiences for their own customers. Our software integrates seamlessly with both legacy and modern systems alike and enables insurers to rapidly innovate on our platform. Our repair solutions help collision repair facilities achieve better performance throughout the collision repair cycle by digitizing processes to drive business growth, streamline operations and improve repair quality. We have more than 300 insurers on our network, connecting with more than 30,000 repair facilities through our multi-tenant cloud platform. We believe our software is the architectural backbone of insurance DRP systems and is a primary driver of material revenue for our collision shop customers and a source of material efficiencies for our insurance carrier customers.

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

We have processed more than $1 trillion of historical data across our network, allowing us to build proprietary data assets that leverage insurance claims, vehicle repair, automotive parts and other vehicle-specific information. We believe we are uniquely positioned to provide data-driven insights, analytics and AI-enhanced workflows that strengthen our solutions and improve business outcomes for our customers. Our AI solutions increase automation across existing insurance and repair processes including vehicle damage detection, claim triage, claim handling, repair estimating, intelligent claim review and claim subrogation. We deliver real-world AI with more than 100 U.S. auto insurers and more than 8,000 U.S. collision repairers actively using AI-powered solutions in production environments.

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

We have strong customer relationships in the end-markets we serve, and these relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. We have customer agreements with more than 300 insurers (including carriers, self-insurers and other entities processing insurance claims), including 27 of the top 30 automotive insurance carriers in the U.S., based on DWP, and hundreds of regional carriers. We have more than 35,000 total customers, including more than 30,000 automotive collision repair facilities (including repairers and other entities that estimate damaged vehicles), more than 5,500 parts suppliers, 13 of the top 15 automotive manufacturers based on new vehicle sales, and numerous other companies that participate in the P&C insurance economy.

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

	Quarter Ending	2024	2023
Software NDR	March 31	107%	106%
	June 30	107%	107%
	September 30		107%
	December 31		108%

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

	Quarter Ending	2024	2023
Software GDR	March 31	99%	99%
	June 30	99%	99%
	September 30		98%
	December 31		99%

Results of Operations

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023

	Three Months Ended June 30,
(dollar amounts in thousands, except share and per share data)	2024	2023	$	%

Revenues	$232,618	$211,710	$20,908	9.9%
Cost of revenues, exclusive of amortization and impairment of acquired technologies	53,231	52,047	1,184	2.3%
Amortization of acquired technologies	2,090	6,646	(4,556)	-68.6%
Impairment of acquired technologies	—	431	(431)	-100.0%
Cost of revenues(1)	55,321	59,124	(3,803)	-6.4%
Gross profit	177,297	152,586	24,711	16.2%
Operating expenses:
Research and development(1)	49,253	43,363	5,890	13.6%
Selling and marketing(1)	36,321	35,936	385	1.1%
General and administrative(1)	51,268	46,141	5,127	11.1%
Amortization of intangible assets	17,942	18,022	(80)	-0.4%
Impairment of goodwill	—	77,405	(77,405)	-100.0%
Impairment of intangible assets	—	4,906	(4,906)	-100.0%
Total operating expenses	154,784	225,773	(70,989)	-31.4%
Operating income (loss)	22,513	(73,187)	95,700	NM
Other income (expense):
Interest expense	(16,602)	(14,014)	(2,588)	-18.5%
Interest income	2,625	4,023	(1,398)	-34.8%
Change in fair value of warrant liabilities	15,963	(20,375)	36,338	NM
Other income—Net	1,253	3,928	(2,675)	-68.1%
Total other income (expense)	3,239	(26,438)	29,677	NM
Pretax income (loss)	25,752	(99,625)	125,377	NM
Income tax (provision) benefit	(4,307)	2,281	(6,588)	NM
Net income (loss) including non-controlling interest	21,445	(97,344)	118,789	NM
Less: accretion of redeemable non-controlling interest	(1,221)	(315)	(906)	-287.6%
Net income (loss) attributable to CCC Intelligent Solutions Holdings Inc. common stockholders	$20,224	$(97,659)	$117,883	NM
Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.16)
Diluted	$0.03	$(0.16)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	609,997,114	621,235,776
Diluted	638,367,745	621,235,776
NM—Not Meaningful

(1) Includes stock-based compensation expense as follows (in thousands):
	Three Months Ended June 30,
	2024	2023
Cost of revenues	$2,672	$2,299
Research and development	11,515	6,600
Sales and marketing	6,785	8,749
General and administrative	19,153	17,838
Total stock-based compensation expense	$40,125	$35,486

Revenues

Revenues increased by $20.9 million to $232.6 million, or 9.9%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The Company's software subscription revenues accounted for $223.0 million and $202.9 million, or 96% of total revenue during the three months ended June 30, 2024 and 2023.

The increase in revenue was primarily a result of 7% growth from existing customer upgrades and expanding solution offerings to these existing customers as well as 3% growth from new customers.

Cost of Revenues

Cost of revenues decreased by $3.8 million to $55.3 million, or 6.4%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Cost of Revenues, exclusive of amortization and impairment of acquired technologies

Cost of revenues, exclusive of amortization and impairment of acquired technologies, increased by $1.2 million to $53.2 million, or 2.3%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily due to a $1.4 million increase in third party fees and direct costs associated with our revenue growth and a $0.8 million increase in depreciation expense related to additional investments in platform and customer solution enhancements, partially offset by a $1.1 million decrease in information technology ("IT") related costs.

Amortization of Acquired Technologies

Amortization of acquired technologies decreased $4.6 million, or 68.6%, to $2.1 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was due to certain acquired technology intangible assets reaching the end of their useful life during the three months ended June 30, 2024.

Impairment of Acquired Technologies

There was no impairment of acquired technologies recognized during the three months ended June 30, 2024. Impairment of acquired technologies was $0.4 million for the three months ended June 30, 2023 due to an impairment charge recognized as a result of a downward revision of projected earnings and cash flows of our China reporting unit.

Gross Profit

Gross profit increased by $24.7 million to $177.3 million, or 16.2%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Our gross profit margin was 76.2% for the three months ended June 30, 2024, compared to 72.1% for the three months ended June 30, 2023. The increase in gross profit and gross profit margin was due to increased software subscription revenues, economies of scale resulting from fixed cost arrangements and lower amortization of acquired technologies.

Research and Development

Research and development expense increased by $5.9 million to $49.3 million, or 13.6%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily due to a $4.9 million increase in stock-based compensation and a $1.8 million increase in IT related costs, partially offset by a $0.8 million decrease in personnel and resource costs.

Selling and Marketing

Selling and marketing expense increased by $0.4 million to $36.3 million, or 1.1%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was due to a $0.4 million increase in marketing related costs.

General and Administrative

General and administrative expense increased by $5.1 million to $51.3 million, or 11.1%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily due to a $2.5 million increase in personnel-related costs, including a $1.3 million increase in stock-based compensation, a $1.6 million increase in professional service costs, and a $1.0 million increase in IT related costs.

Amortization of Intangible Assets

Amortization of intangible assets was $17.9 million and $18.0 million for the three months ended June 30, 2024 and 2023, respectively.

Impairment of Goodwill and Intangible Assets

There was no impairment charge recognized during the three months ended June 30, 2024. We recorded impairment charges of goodwill and intangible assets of $77.4 million and $4.9 million, respectively, for the three months ended June 30, 2023. The impairment charges were the result of lower forecasted earnings and cash flows for the Company’s China reporting unit.

Interest Expense

Interest expense increased by $2.6 million to $16.6 million, or 18.5%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily due to higher variable interest rates during the three months ended June 30, 2024.

Interest Income

Interest income decreased by $1.4 million to $2.6 million, or 34.8%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to lower average balances on interest earning deposits and money market funds during the three months ended June 30, 2024.

Change in Fair Value of Warrant Liabilities

We recognized income of $16.0 million from a change in fair value of warrant liabilities for the three months ended June 30, 2024, compared to expense of $20.4 million for the three months ended June 30, 2023. The change in fair value of warrant liabilities was primarily due to changes in the price of the Company's common stock during each respective period. During the three months ended June 30, 2024, the Company redeemed the outstanding warrants and as of June 30, 2024, no warrants remain outstanding.

Other Income—Net

We recognized other income—net of $1.3 million for the three months ended June 30, 2024 compared to other income—net of $3.9 million for the three months ended June 30, 2023. The change was primarily due to the change in fair value of the interest rate cap derivative instruments during each period, driven by changes in the forward yield curves and time to maturity, and the income recognized from the interest rate cap derivative instruments during the three months ended June 30, 2024.

Income Tax (Provision) Benefit

The Company recognized an income tax provision of $4.3 million and an income tax benefit of $2.3 million for the three months ended June 30, 2024 and 2023, respectively. The income tax provision during the three months ended June 30, 2024 was due to the tax provision related to pre-tax book income.

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023

	Six Months Ended June 30,
(dollar amounts in thousands, except share and per share data)	2024	2023	$	%
Revenue	$459,855	$416,630	$43,225	10.4%
Cost of revenue, exclusive of amortization and impairment of acquired technologies	106,038	102,494	3,544	3.5%
Amortization of acquired technologies	8,657	13,331	(4,674)	-35.1%
Impairment of acquired technologies	—	431	(431)	-100.0%
Cost of revenues(1)	114,695	116,256	(1,561)	-1.3%
Gross profit	345,160	300,374	44,786	14.9%
Operating expenses:
Research and development(1)	98,730	84,359	14,371	17.0%
Selling and marketing(1)	71,907	69,467	2,440	3.5%
General and administrative(1)	108,329	88,006	20,323	23.1%
Amortization of intangible assets	35,884	36,088	(204)	-0.6%
Impairment of goodwill	—	77,405	(77,405)	-100.0%
Impairment of intangible assets	—	4,906	(4,906)	-100.0%
Total operating expenses	314,850	360,231	(45,381)	-12.6%
Operating income (loss)	30,310	(59,857)	90,167	NM
Other expense:
Interest expense	(33,054)	(27,846)	(5,208)	-18.7%
Interest income	5,092	7,282	(2,190)	-30.1%
Change in fair value of warrant liabilities	14,378	(19,180)	33,558	NM
Other income—Net	4,191	1,377	2,814	204.4%
Total other expense	(9,393)	(38,367)	28,974	75.5%
Pretax income (loss)	20,917	(98,224)	119,141	NM
Income tax (provision) benefit	(69)	3,064	(3,133)	NM
Net income (loss) including non-controlling interest	20,848	(95,160)	116,008	NM
Less: accretion of redeemable non-controlling interest	(2,363)	(315)	(2,048)	-650.2%
Net income (loss) attributable to CCC Intelligent Solutions Holdings Inc. Common Stockholders	$18,485	$(95,475)	$113,960	NM
Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.15)
Diluted	$0.03	$(0.15)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	604,138,246	618,740,340
Diluted	636,990,633	618,740,340

(1) Includes stock-based compensation expense as follows (in thousands):
	Six Months Ended June 30,
	2024	2023
Cost of revenues	$4,754	$4,199
Research and development	22,586	12,475
Sales and marketing	12,513	16,008
General and administrative	45,243	32,038
Total stock-based compensation expense	$85,096	$64,720

Revenues

Revenues increased by $43.2 million to $459.9 million, or 10.4%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The Company's software subscription revenues accounted for $441.1 million and $399.1 million, or 96% of total revenue during the six months ended June 30, 2024 and 2023.

The increase in revenue was primarily a result of 7% growth from existing customer upgrades and expanding solution offerings to these existing customers as well as 3% growth from new customers.

Cost of Revenues

Cost of revenues decreased by $1.6 million to $114.7 million, or 1.3%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Cost of Revenues, exclusive of amortization and impairment of acquired technologies

Cost of revenues, exclusive of amortization and impairment of acquired technologies, increased by $3.5 million to $106.0 million, or 3.5%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to a $2.9 million increase in third party fees and direct costs associated with our revenue growth, a $1.4 million increase in depreciation expense related to additional investments in platform and customer solution enhancements, and a $0.8 million increase in personnel-related costs, including stock-based compensation, partially offset by a $1.9 million decrease in IT related costs.

Amortization of Acquired Technologies

Amortization of acquired technologies decreased by $4.7 million, or 35.1%, to $8.7 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was due to certain acquired technology intangible assets reaching the end of their useful life during the six months ended June 30, 2024.

Impairment of Acquired Technologies

There was no impairment charge recognized during the six months ended June 30, 2024. Impairment of acquired technologies was $0.4 million for the six months ended June 30, 2023 due to an impairment charge recognized as a result of a downward revision of projected earnings and cash flows of our China reporting unit.

Gross Profit

Gross profit increased by $44.8 million to $345.2 million, or 14.9%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Our gross profit margin was 75.1% for the six months ended June 30, 2024, compared to 72.1% for the six months ended June 30, 2023. The increase in gross profit and gross profit margin was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements.

Research and Development

Research and development expense increased by $14.4 million to $98.7 million, or 17.0%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily due to an $11.2 million increase in personnel-related costs, including a $10.1 million increase in stock-based compensation, and a $5.1 million increase in IT related costs, partially offset by a $1.0 million decrease in consulting costs and a $0.6 million increase in the amount of capitalized time on platform and customer solution enhancements.

Selling and Marketing

Selling and marketing expense increased by $2.4 million to $71.9 million, or 3.5%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily due to a $4.2 million increase in personnel-related costs, including sales incentives and travel costs, a $0.9 million increase in marketing and event related expenses, and a $0.3 million increase in consulting costs, partially offset by a $3.5 million decrease in stock-based compensation.

General and Administrative

General and administrative expense increased by $20.3 million to $108.3 million, or 23.1%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily due to a $16.9 million increase in personnel-related costs, including a $13.2 million increase in stock-based compensation, a $2.2 million increase in IT related costs and a $1.3 million increase in professional service costs.

Amortization of Intangible Assets

Amortization of intangible assets was $35.9 million and $36.1 million for the six months ended June 30, 2024 and 2023, respectively.

Impairment of Goodwill and Intangible Assets

There was no impairment charge recognized during the six months ended June 30, 2024. We recorded impairment charges of goodwill and intangible assets of $77.4 million and $4.9 million, respectively, for the six months ended June 30, 2023. The impairment charges were the result of lower forecasted earnings and cash flows for the Company’s China reporting unit.

Interest Expense

Interest expense increased by $5.2 million to $33.1 million, or 18.7%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily due to higher variable interest rates during the six months ended June 30, 2024.

Interest Income

Interest income decreased by $2.2 million to $5.1 million, or 30.1%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to lower average balances on interest earning deposits and money market funds during the six months ended June 30, 2024.

Change in Fair Value of Warrant Liabilities

We recognized income of $14.4 million from a change in fair value of warrant liabilities for the six months ended June 30, 2024, compared to expense of $19.2 million for the six months ended June 30, 2023. The change in fair value of warrant liabilities was primarily due to changes in the price of the Company's common stock during each respective period. During the six months ended June 30, 2024, the Company redeemed the outstanding warrants and as of June 30, 2024, no warrants remain outstanding.

Other Income—Net

We recognized other income—net of $4.2 million for the six months ended June 30, 2024 compared to other income—net of $1.4 million for the six months ended June 30, 2023. The change was primarily due to the change in fair value of the interest rate cap derivative instruments during each period, driven by changes in the forward yield curves and time to maturity, and the income recognized from the interest rate cap derivative instruments during the six months ended June 30, 2024.

Income Tax (Provision) Benefit

The Company recognized an income tax provision of $0.1 million and an income tax benefit of $3.1 million for the six months ended June 30, 2024 and 2023, respectively. The income tax provision during the six months ended June 30, 2024 was due to the tax provision related to pre-tax book income, primarily offset by the tax benefit related to stock-based compensation.

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

Adjusted Gross Profit

We believe that Adjusted Gross Profit, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Gross Profit is defined as gross profit, adjusted for amortization of acquired technologies, impairment of acquired technologies, and stock-based compensation and related employer payroll tax, which are not indicative of our recurring core business operating results. Adjusted Gross Profit Margin is defined as Adjusted Gross Profit divided by Revenue.

The following table reconciles Gross Profit to Adjusted Gross Profit for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except percentages)	2024	2023	2024	2023
Gross Profit	$177,297	$152,586	$345,160	$300,374
Amortization of acquired technologies	2,090	6,646	8,657	13,331
Stock-based compensation and related employer payroll tax	2,693	2,358	5,280	4,473
Impairment of acquired technologies	—	431	—	431
Adjusted Gross Profit	$182,080	$162,021	$359,097	$318,609
Gross Profit Margin	76%	72%	75%	72%
Adjusted Gross Profit Margin	78%	77%	78%	76%

Adjusted Operating Expenses

We believe that Adjusted Operating Expenses, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Expenses is defined as operating expenses adjusted for amortization of intangible assets, impairment of goodwill, impairment of intangible assets, stock-based compensation expense and related employer payroll tax, litigation costs for matters in which we are the plaintiff and related antitrust matters, costs associated with the acquisition and integration of completed and potential mergers and acquisitions ("M&A") and costs related to equity transactions, including secondary offerings.

The following table reconciles operating expenses to Adjusted Operating Expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2024	2023	2024	2023
Operating expenses	$154,784	$225,773	$314,850	$360,231
Amortization of intangible assets	(17,942)	(18,022)	(35,884)	(36,088)
Stock-based compensation expense and related employer payroll tax	(38,075)	(33,706)	(85,520)	(62,799)
Litigation costs	(1,624)	(1,537)	(2,200)	(2,523)
M&A and integration costs	—	—	(477)	—
Equity transaction costs, including secondary offerings	(1,046)	—	(1,738)	—
Impairment of goodwill	—	(77,405)	—	(77,405)
Impairment of intangible assets	—	(4,906)	—	(4,906)
Adjusted operating expenses	$96,097	$90,197	$189,031	$176,510

Adjusted Operating Income

We believe that Adjusted Operating Income, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Income is defined as operating income (loss) adjusted for amortization of intangible assets and acquired technologies, impairment of goodwill, impairment of intangible assets and acquired technologies, stock-based compensation expense and related employer payroll tax, litigation costs for matters in which we are the plaintiff and related antitrust matters, costs associated with the acquisition and integration of completed and potential M&A and costs related to equity transactions, including secondary offerings.

The following table reconciles operating income (loss) to Adjusted Operating Income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2024	2023	2024	2023
Operating income (loss)	$22,513	$(73,187)	$30,310	$(59,857)
Amortization of intangible assets	17,942	18,022	35,884	36,088
Amortization of acquired technologies—Cost of revenue	2,090	6,646	8,657	13,331
Stock-based compensation expense and related employer payroll tax	40,768	36,064	90,800	67,272
Litigation costs	1,624	1,537	2,200	2,523
M&A and integration costs	—	—	477	—
Equity transaction costs, including secondary offerings	1,046	—	1,738	—
Impairment of goodwill	—	77,405	—	77,405
Impairment of intangible assets	—	4,906	—	4,906
Impairment of acquired technologies - Cost of revenue	—	431	—	431
Adjusted operating income	$85,983	$71,824	$170,066	$142,099

Adjusted EBITDA

We believe that Adjusted EBITDA, as defined below, is useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational expenses. Adjusted EBITDA is defined as net income (loss) adjusted for interest, taxes, amortization of intangible assets and acquired technologies, depreciation, stock-based compensation expense and related employer payroll tax, impairment of goodwill, impairment of acquired technologies and intangible assets, change in fair value of warrant liabilities, change in fair value of derivative instruments, income from derivative instruments, litigation costs for matters in which we are the plaintiff and related antitrust matters, costs associated with the acquisition and integration of completed and potential M&A and costs related to equity transactions, including secondary offerings. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenue.

The following table reconciles net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2024	2023	2024	2023
Net income (loss)	$21,445	$(97,344)	$20,848	$(95,160)
Interest expense	16,602	14,014	33,054	27,846
Interest income	(2,625)	(4,023)	(5,092)	(7,282)
Income tax benefit	4,307	(2,281)	69	(3,064)
Amortization of intangible assets	17,942	18,022	35,884	36,088
Amortization of acquired technologies—Cost of revenue	2,090	6,646	8,657	13,331
Depreciation and amortization of software, equipment and property	2,299	2,187	4,164	4,414
Depreciation and amortization of software, equipment and property—Cost of revenue	7,418	6,573	14,996	13,552
Stock-based compensation expense and related employer payroll tax	40,768	36,064	90,800	67,272
Change in fair value of derivative instruments	852	(3,613)	134	(1,009)
Change in fair value of warrant liabilities	(15,963)	20,375	(14,378)	19,180
Income from derivative instruments	(2,008)	—	(4,039)	—
Litigation costs	1,624	1,537	2,200	2,523
M&A and integration costs	—	—	477	—
Equity transaction costs, including secondary offerings	1,046	—	1,738	—
Impairment of goodwill	—	77,405	—	77,405
Impairment of intangible assets	—	4,906	—	4,906
Impairment of acquired technologies - Cost of Revenue	—	431	—	431
Adjusted EBITDA	$95,797	$80,899	$189,512	$160,433
Adjusted EBITDA Margin	41%	38%	41%	39%

Adjusted Net Income and Adjusted Earnings Per Share

We believe that Adjusted Net Income, as defined below, and Adjusted Earnings Per Share are useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational expenses. Adjusted Net Income is defined as net income (loss) adjusted for the after-tax effects of amortization of intangible assets and acquired technologies, impairment of goodwill, impairment of intangible assets and acquired technologies, stock-based compensation expense and related employer payroll tax, change in fair value of warrant liabilities, change in fair value of derivative instruments, litigation costs for matters in which we are the plaintiff and related antitrust matters, costs associated with the acquisition and integration of completed and potential M&A and costs related to equity transactions, including secondary offerings.

The following table reconciles net income (loss) to Adjusted Net Income and Adjusted Earnings per Share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2024	2023	2024	2023
Net income (loss)	$21,445	$(97,344)	$20,848	$(95,160)
Amortization of intangible assets	17,942	18,022	35,884	36,088
Amortization of acquired technologies—Cost of revenue	2,090	6,646	8,657	13,331
Stock-based compensation expense and related employer payroll tax	40,768	36,064	90,800	67,272
Change in fair value of warrant liabilities	(15,963)	20,375	(14,378)	19,180
Change in fair value of derivative instruments	852	(3,613)	134	(1,009)
Litigation costs	1,624	1,537	2,200	2,523
M&A and integration costs	—	—	477	—
Equity transaction costs, including secondary offerings	1,046	—	1,738	—
Impairment of goodwill	—	77,405	—	77,405
Impairment of intangible assets	—	4,906	—	4,906
Impairment of acquired technologies-cost revenue	—	431	—	431
Tax effect of adjustments	(13,618)	(16,587)	(35,384)	(30,633)
Adjusted net income	$56,186	$47,842	$110,976	$94,334
Adjusted net income per share attributable to common stockholders:
Basic	$0.09	$0.08	$0.18	$0.15
Diluted	$0.09	$0.07	$0.17	$0.15
Weighted average shares outstanding:
Basic	609,997,114	621,235,776	604,138,246	618,740,340
Diluted	638,367,745	651,427,506	636,990,633	648,887,781

Free Cash Flow

We believe that Free Cash Flow, as defined below, provides meaningful supplemental information regarding our ability to generate cash and fund our operations and capital expenditures. Free Cash Flow is defined as net cash provided by operating activities less cash used for the purchases of software, equipment, and property.

The following table reconciles net cash provided by operating activities to Free Cash Flow for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2024	2023	2024	2023
Net cash provided by operating activities	$51,774	$69,554	$107,009	$102,632
Purchases of software, equipment, and property	(15,561)	(14,560)	(31,224)	(29,084)
Free Cash Flow	$36,213	$54,994	$75,785	$73,548

Liquidity and Capital Resources

We have financed our operations with cash flows from operations. The Company generated $107.0 million of cash flows from operating activities during the six months ended June 30, 2024. As of June 30, 2024, the Company had cash and cash equivalents of $237.9 million, a working capital surplus of $262.3 million and an accumulated deficit totaling $1,105.6 million. As of June 30, 2024, the Company had $780.0 million aggregate principal outstanding on its term loan.

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

As of June 30, 2024, the amount outstanding on the Term B Loan was $780.0 million, of which, $8.0 million is classified as current.

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

During the three months ended June 30, 2024 and 2023, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.8% and 7.4%, respectively.

During the six months ended June 30, 2024 and 2023, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.8% and 7.1%, respectively.

The Company has an outstanding standby letter of credit for $0.7 million which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility. As of June 30, 2024, $249.3 million was available to be borrowed under the 2021 Revolving Credit Facility.

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments, the leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of June 30, 2024.

Interest Rate Caps—In August 2022, the Company entered into two interest rate cap agreements, as amended, to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The amended interest rate cap agreements have an aggregate notional amount of $600.0 million and a one-month SOFR cap rate of 4.00% through their expiration in July 2025.

Cash Flows

The following table provides a summary of cash flow data for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(dollar amounts in thousands)	2024	2023
Net cash provided by operating activities	$107,009	$102,632
Net cash used in investing activities	(31,224)	(29,084)
Net cash (used in) provided by financing activities	(33,328)	6,614
Net effect of exchange rate change	(136)	(373)
Change in cash and cash equivalents	$42,321	$79,789

Net cash provided by operating activities was $107.0 million for the six months ended June 30, 2024. Net cash provided by operating activities consists of net income of $20.8 million, adjusted for $111.2 million of non-cash items, ($25.7) million for changes in working capital and $0.6 million for the effect of changes in other operating assets and liabilities. Significant non-cash adjustments include stock-based compensation expense of $85.1 million and depreciation and amortization of $63.7 million, partially offset by deferred income taxes of $24.7 million, and a change in fair value of warrant liabilities of $14.4 million. The change in working capital was primarily a result of an increase in accounts receivable of $18.6 million due to timing of payments, a decrease in accrued expenses of $12.7 million due to timing of cash disbursements and employee incentive plan payments, and a change in income taxes of $5.8 million, partially offset by a decrease in other current assets of $5.9 million and an increase in accounts payable of $4.6 million due to timing of payments to suppliers.

Net cash used in investing activities was $31.2 million for the six months ended June 30, 2024. Net cash used in investing activities was due to capitalized internally developed software projects and purchases of software, equipment, and property.

Net cash used in financing activities was $33.3 million for the six months ended June 30, 2024. Net cash used in financing activities was due to $52.7 million payments for employee tax liabilities related to the net share settlement of employee equity awards and $4.0 million of principal payments of long-term debt, partially offset by $21.6 million of proceeds from stock option exercises and $1.8 million of proceeds from the issuance of stock under the employee stock purchase plan.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In April 2024, we implemented a new customer billing system for our auto physical damage insurance services customers that changed our internal control over financial reporting. In connection with this implementation, we updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes

Except as described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2024 identified in management’s evaluation pursuant to in Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, Eileen Schloss, a Director of the Company, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). The 10b-5-1 trading arrangement was adopted by Ms. Schloss on May 3, 2024 and provides for the sale of up to 99,925 shares of the Common Stock of the Company in the period commencing on August 5, 2024 and ending on the earlier of December 31, 2024 or the execution of all trades contemplated by the plan.

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

Dated: July 30, 2024	CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

	By:	/s/ Githesh Ramamurthy
	Name:	Githesh Ramamurthy
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated: July 30, 2024

	By:	/s/ Brian Herb
	Name:	Brian Herb
	Title:	Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)