Form 10-Q
period 2024-09-30
CCC Intelligent Solutions Holdings Inc.
filed 2024-10-28
CIK 1818201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 21, 2024, 625,502,334 shares of common stock, $0.0001 par value per share, were issued and outstanding.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

Form 10-Q

For the Quarter Ended September 30, 2024

Table of Contents

		Page
PART I. FINANCIAL INFORMATION`

	Cautionary Statement Regarding Forward-Looking Statements	3
Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	5
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023	6
	Unaudited Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023	7
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 4.	Controls and Procedures	40

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$286,303	$195,572
Accounts receivable—Net of allowances of $4,392 and $5,574 as of September 30, 2024 and December 31, 2023, respectively	129,606	102,365
Income taxes receivable	298	1,798
Deferred contract costs	19,707	17,900
Other current assets	31,858	32,364
Total current assets	467,772	349,999
SOFTWARE, EQUIPMENT, AND PROPERTY—Net	178,462	160,416
OPERATING LEASE ASSETS	29,572	30,456
INTANGIBLE ASSETS—Net	952,392	1,015,046
GOODWILL	1,417,724	1,417,724
DEFERRED FINANCING FEES, REVOLVER—Net	1,760	1,672
DEFERRED CONTRACT COSTS	21,396	22,302
EQUITY METHOD INVESTMENT	10,228	10,228
OTHER ASSETS	35,243	43,197
TOTAL	$3,114,549	$3,051,040
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,804	$16,324
Accrued expenses	57,598	71,478
Income taxes payable	1,986	3,689
Current portion of long-term debt	8,000	8,000
Current portion of long-term licensing agreement—Net	3,207	3,061
Operating lease liabilities	7,662	6,788
Deferred revenues	46,577	43,567
Total current liabilities	146,834	152,907
LONG-TERM DEBT—Net	762,639	767,504
DEFERRED INCOME TAXES—Net	162,424	195,365
LONG-TERM LICENSING AGREEMENT—Net	25,268	27,692
OPERATING LEASE LIABILITIES	47,682	50,796
WARRANT LIABILITIES	—	51,501
OTHER LIABILITIES	9,316	6,414
Total liabilities	1,154,163	1,252,179
COMMITMENTS AND CONTINGENCIES (Notes 18 and 19)
MEZZANINE EQUITY:
Redeemable non-controlling interest	20,267	16,584
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par; 5,000,000,000 shares authorized; 625,325,706 and 603,128,781 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	63	60
Additional paid-in capital	3,042,590	2,909,757
Accumulated deficit	(1,101,487)	(1,126,467)
Accumulated other comprehensive loss	(1,047)	(1,073)
Total stockholders’ equity	1,940,119	1,782,277
TOTAL	$3,114,549	$3,051,040

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
REVENUES	$238,481	$221,147	$698,336	$637,777
COST OF REVENUES
Cost of revenues, exclusive of amortization and impairment of acquired technologies	54,890	51,459	160,929	153,954
Amortization of acquired technologies	171	6,567	8,828	19,897
Impairment of acquired technologies	—	—	—	431
Total cost of revenues	55,061	58,026	169,757	174,282
GROSS PROFIT	183,420	163,121	528,579	463,495
OPERATING EXPENSES:
Research and development	49,525	43,532	148,255	127,891
Selling and marketing	34,347	35,605	106,254	105,072
General and administrative	52,918	49,471	161,247	137,477
Amortization of intangible assets	17,942	17,942	53,826	54,030
Impairment of goodwill	—	—	—	77,405
Impairment of intangible assets	—	—	—	4,906
Total operating expenses	154,732	146,550	469,582	506,781
OPERATING INCOME (LOSS)	28,688	16,571	58,997	(43,286)
INTEREST EXPENSE	(16,379)	(14,633)	(49,434)	(42,480)
INTEREST INCOME	3,343	5,165	8,435	12,447
CHANGE IN FAIR VALUE OF WARRANT LIABILITIES	—	(26,223)	14,378	(45,403)
OTHER (EXPENSE) INCOME—NET	(2,587)	(264)	1,606	1,114
PRETAX INCOME (LOSS)	13,065	(19,384)	33,982	(117,608)
INCOME TAX (PROVISION) BENEFIT	(8,933)	(1,818)	(9,002)	1,246
NET INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	4,132	(21,202)	24,980	(116,362)
LESS: ACCRETION OF REDEEMABLE NON-CONTROLLING INTEREST	(1,320)	(1,010)	(3,683)	(1,325)
NET INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$2,812	$(22,212)	$21,297	$(117,687)
Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$(0.04)	$0.04	$(0.19)
Diluted	$0.00	$(0.04)	$0.03	$(0.19)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	615,857,231	624,976,557	608,073,087	620,841,922
Diluted	642,404,517	624,976,557	639,069,491	620,841,922
COMPREHENSIVE INCOME (LOSS):
Net income (loss) including non-controlling interest	4,132	(21,202)	24,980	(116,362)
Other comprehensive loss—Foreign currency translation adjustment	117	(23)	26	(274)
COMPREHENSIVE INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	4,249	(21,225)	25,006	(116,636)
Less: accretion of redeemable non-controlling interest	(1,320)	(1,010)	(3,683)	(1,325)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$2,929	$(22,235)	$21,323	$(117,961)

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable
	Non-Controlling	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding				Accumulated
	Interest					Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2023	$16,584	—	$—	603,128,781	$60	$2,909,757	$(1,126,467)	$(1,073)	$1,782,277
Stock-based compensation expense	—	—	—	—	—	44,971	—	—	44,971
Exercise of stock options	—	—	—	3,346,599	—	8,822	—	—	8,822
Issuance of common stock under employee stock purchase plan	—	—	—	194,307	—	1,833	—	—	1,833
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	7,588,048	1	(52,581)	—	—	(52,580)
Accretion of redeemable non-controlling interest	1,142	—	—	—	—	(1,142)	—	—	(1,142)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(75)	(75)
Net loss	—	—	—	—	—	—	(597)	—	(597)
BALANCE—March 31, 2024	17,726	—	—	614,257,735	61	2,911,660	(1,127,064)	(1,148)	1,783,509
Stock-based compensation expense	—	—	—	—	—	40,125	—	—	40,125
Exercise of stock options	—	—	—	4,518,651	1	12,823	—	—	12,824
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	209,515	—	(142)	—	—	(142)
Warrant redemption	—	—	—	3,809,200	—	37,122	—	—	37,122
Accretion of redeemable non-controlling interest	1,221	—	—	—	—	(1,221)	—	—	(1,221)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(16)	(16)
Net income	—	—	—	—	—	—	21,445	—	21,445
BALANCE—June 30, 2024	18,947	—	—	622,795,101	62	3,000,367	(1,105,619)	(1,164)	1,893,646
Stock-based compensation expense	—	—	—	—	—	42,125	—	—	42,125
Exercise of stock options	—	—	—	878,686	—	2,303	—	—	2,303
Issuance of common stock under employee stock purchase plan	—	—	—	414,584	—	3,912	—	—	3,912
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	1,237,335	1	(4,797)	—	—	(4,796)
Accretion of redeemable non-controlling interest	1,320	—	—	—	—	(1,320)	—	—	(1,320)
Foreign currency translation adjustment	—	—	—	—	—	—	—	117	117
Net income	—	—	—	—	—	—	4,132	—	4,132
BALANCE—September 30, 2024	$20,267	—	$—	625,325,706	$63	$3,042,590	$(1,101,487)	$(1,047)	$1,940,119

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable
	Non-Controlling	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding				Accumulated
	Interest					Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2022	$14,179	—	$—	622,072,905	$62	$2,754,055	$(707,946)	$(884)	$2,045,287
Stock-based compensation expense	—	—	—	—	—	28,930	—	—	28,930
Exercise of stock options	—	—	—	3,214,093	1	8,242	—	—	8,243
Issuance of common stock under employee stock purchase plan	—	—	—	179,338	—	1,326	—	—	1,326
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	2,217,379	—	(11,449)	—	—	(11,449)
Foreign currency translation adjustment	—	—	—	—	—	—	—	34	34
Net income	—	—	—	—	—	—	2,184	—	2,184
BALANCE—March 31, 2023	14,179	—	—	627,683,715	63	2,781,104	(705,762)	(850)	2,074,555
Stock-based compensation expense	—	—	—	—	—	35,900	—	—	35,900
Exercise of stock options—net of tax	—	—	—	3,996,713	—	12,585	—	—	12,585
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	302,063	—	(90)	—	—	(90)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(285)	(285)
Accretion of redeemable non-controlling interest	315	—	—	—	—	(315)	—	—	(315)
Net loss	—	—	—	—	—	—	(97,344)	—	(97,344)
BALANCE—June 30, 2023	14,494	—	—	631,982,491	63	2,829,184	(803,106)	(1,135)	2,025,006
Stock-based compensation expense	—	—	—	—	—	39,751	—	—	39,751
Exercise of stock options—net of tax	—	—	—	912,124	—	2,411	—	—	2,411
Issuance of common stock under employee stock purchase plan	—	—	—	462,353	—	3,435	—	—	3,435
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	1,276,211	—	(4,890)	—	—	(4,890)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(23)	(23)
Accretion of redeemable non-controlling interest	1,010	—	—	—	—	(1,010)	—	—	(1,010)
Net loss	—	—	—	—	—	—	(21,202)	—	(21,202)
BALANCE—September 30, 2023	$15,504	—	$—	634,633,179	$63	$2,868,881	$(824,308)	$(1,158)	$2,043,478

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,980	$(116,362)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of software, equipment, and property	29,520	28,025
Amortization of intangible assets	62,654	73,927
Impairment of goodwill and intangible assets	—	82,742
Deferred income taxes	(32,941)	(40,785)
Stock-based compensation	127,221	104,471
Amortization of deferred financing fees	1,452	1,295
Amortization of discount on debt	191	170
Change in fair value of derivative instruments	4,775	(563)
Change in fair value of warrant liabilities	(14,378)	45,403
Non-cash lease expense	—	1,232
Loss on disposal of software, equipment and property	302	—
Other	163	171
Changes in:
Accounts receivable—Net	(27,237)	(19,340)
Deferred contract costs	(1,807)	(438)
Other current assets	1,670	6,727
Deferred contract costs—Non-current	906	582
Other assets	1,724	(3,572)
Operating lease assets	1,580	581
Income taxes	(203)	12,223
Accounts payable	5,483	(9,368)
Accrued expenses	(14,896)	(9,335)
Operating lease liabilities	(2,878)	(1,181)
Deferred revenues	3,024	6,646
Other liabilities	(1,064)	(113)
Net cash provided by operating activities	170,241	163,138
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of software, equipment, and property	(45,073)	(43,187)
Net cash used in investing activities	(45,073)	(43,187)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	23,997	23,051
Proceeds from employee stock purchase plan	5,745	4,761
Payments for employee taxes withheld upon vesting of equity awards	(57,519)	(16,429)
Payments of fees associated with the revolver debt modification	(661)	—
Principal payments on long-term debt	(6,000)	(6,000)
Net cash (used in) provided by financing activities	(34,438)	5,383
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1	(389)
NET CHANGE IN CASH AND CASH EQUIVALENTS	90,731	124,945
CASH AND CASH EQUIVALENTS:
Beginning of period	195,572	323,788
End of period	$286,303	$448,733
NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash purchases of software, equipment, and property	$7,305	$1,923
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$48,294	$40,983
Cash paid for income taxes—Net	$42,137	$27,316

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

The Company's cloud-based SaaS platform connects trading partners, facilitates commerce and supports mission-critical artificial intelligence ("AI") enabled digital workflows.

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of mezzanine equity and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operations and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any future period.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the condensed consolidated financial statements may not include all the information and footnotes necessary for a complete presentation of the Company's financial position, results of operations or cash flows. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Reclassifications—Certain reclassifications of prior period amounts have been made to conform to the current period presentation. For the three and nine months ended September 30, 2024, changes in the fair value of the Company's interest rate cap agreements are recognized within other (expense) income—net in the condensed consolidated statements of operations and comprehensive income (loss). Corresponding amounts recognized during the three and nine months ended September 30, 2023, were previously classified as a change in fair value of derivative instruments and have been reclassified to conform to the current period presentation. The amounts reclassified had no impact on net income (loss).

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

The following table summarizes revenue by type of service for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Software subscriptions	$229,425	$212,497	$670,335	$611,582
Other	9,056	8,650	28,001	26,195
Total revenues	$238,481	$221,147	$698,336	$637,777

Transaction Price Allocated to the Remaining Performance Obligations—Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2024, approximately $1,512 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $636 million during the following twelve months, and approximately $876 million thereafter. The estimated revenues do not include unexercised contract renewals. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.

Deferred Revenue—Revenue recognized for the three months ended September 30, 2024 from amounts in deferred revenue as of June 30, 2024 was $42.8 million. Revenue recognized for the three months ended September 30, 2023 from amounts in deferred revenue as of June 30, 2023 was $37.1 million. Revenue recognized for the nine months ended September 30, 2024 from amounts in deferred revenue as of December 31, 2023 was $41.1 million. Revenue recognized for the nine months ended September 30, 2023 from amounts in deferred revenue as of December 31, 2022 was $34.7 million.

Contract Assets and Liabilities—The opening and closing balances of the Company’s receivables, contract assets and contract liabilities from contracts with customers are as follows (in thousands):

	September 30,	December 31,
	2024	2023
Accounts receivables—Net of allowances	$129,606	$102,365
Deferred contract costs	19,707	17,900
Long-term deferred contract costs	21,396	22,302
Other assets (accounts receivable, non-current)	16,451	15,198
Deferred revenues	46,577	43,567
Other liabilities (deferred revenues, non-current)	1,770	1,373

A summary of the activity impacting deferred revenue balances during the three and nine months ended September 30, 2024 and 2023 is presented below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Balance at beginning of period	$48,101	$41,203	$44,940	$36,479
Revenue recognized[1]	(120,315)	(109,109)	(353,523)	(323,827)
Additional amounts deferred[1]	120,561	110,934	356,930	330,376
Balance at end of period	$48,347	$43,028	$48,347	$43,028

Classified as:
Current	$46,577	$41,885	$46,577	$41,885
Non-current	1,770	1,143	1,770	1,143
Total deferred revenue	$48,347	$43,028	$48,347	$43,028

1 Amounts include total revenue deferred and recognized during each respective period.

A summary of the activity impacting the deferred contract costs during the three and nine months ended September 30, 2024 and 2023 is presented below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Balance at beginning of period	$41,093	$36,351	$40,202	$36,717
Costs amortized	(5,651)	(4,705)	(16,222)	(14,128)
Additional amounts deferred	5,661	4,927	17,123	13,984
Balance at end of period	$41,103	$36,573	$41,103	$36,573

Classified as:
Current	$19,707	$16,994	$19,707	$16,994
Non-current	21,396	19,579	21,396	19,579
Total deferred contract costs	$41,103	$36,573	$41,103	$36,573

4.
FAIR VALUE measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Private Warrants—Upon consummation of the Business Combination, the Company assumed warrants sold in a private placement ("Private Warrants") issued by Dragoneer. In May 2024, the Private Warrants were redeemed and as of September 30, 2024, no Private Warrants were outstanding (see Note 17).

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

As of December 31, 2023, the contingent consideration liability had a fair value of $0.1 million. As of September 30, 2024, there were no significant changes to the inputs used within the Monte Carlo simulation model and the estimated fair value of the contingent consideration liability was $0.1 million. The Company did not recognize any change in the estimated fair value of the contingent consideration liability during the three and nine months ended September 30, 2024 or the three and nine months ended September 30, 2023. The contingent consideration liability is recognized within accrued expenses and other liabilities within the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

Interest Rate Cap—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt (see Note 13). The fair value of the interest rate cap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore was classified within Level 2 of the fair value hierarchy as of September 30, 2024 and December 31, 2023.

The Company did not designate its interest rate cap agreements as hedging instruments and records the changes in fair value within other (expense) income—net on the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2024 and December 31, 2023, the interest rate cap agreements had a fair value of $1.4 million and $6.2 million, respectively. The fair value of the interest rate cap agreements is classified within other current assets and other assets in the accompanying condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate cap	$1,433	$—	$1,433	$—
Total Assets	$1,433	$—	$1,433	$—
Liabilities
Contingent consideration related to business acquisition	$100	$—	$—	$100
Total Liabilities	$100	$—	$—	$100

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis—The Company has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. The Company did not recognize any impairment charges related to these assets during the three and nine months ended September 30, 2024 and the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company recognized impairment charges of goodwill and definite-lived intangible assets (see Note 10).

Fair Value of Other Financial Instruments—The following table presents the carrying amounts, net of debt discount, and the estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	September 30, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
Term B Loan, including current portion	$776,755	$777,028	$782,564	$784,000

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

5.
INCOME TAXES

The Company recognized an income tax provision of $8.9 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively. The income tax provision for the three months ended September 30, 2024 was primarily due to the Company's pre-tax book income. The income tax provision for the three months ended September 30, 2023 was primarily due to the tax treatment of the loss on the change in the fair value of warrant liabilities.

The Company recognized an income tax provision of $9.0 million and an income tax benefit of $1.2 million for the nine months ended September 30, 2024 and 2023, respectively. The income tax provision for the nine months ended September 30, 2024 was primarily due to the Company's pre-tax book income. The income tax benefit for the nine months ended September 30, 2023 was primarily due to the tax benefit related to stock-based compensation expense, the tax benefit recognized related to the impairment of certain intangible assets and the tax benefit related to a return to provision adjustment related to estimated research and development credits.

The Company made income tax payments of $11.6 million and $7.4 million during the three months ended September 30, 2024 and 2023, respectively. The Company received negligible refunds from various states during the three months ended September 30, 2024 and 2023.

The Company made income tax payments of $42.1 million and $27.4 million during the nine months ended September 30, 2024 and 2023, respectively. The Company received negligible refunds from various states during the nine months ended September 30, 2024 and 2023.

As of September 30, 2024, unrecognized tax benefits were materially consistent with the amount as of December 31, 2023. The Company believes its liability for unrecognized tax benefits, excluding interest and penalties, will not significantly change over the following twelve months.

6.
accounts receivable

Accounts receivable—Net as of September 30, 2024 and December 31, 2023, consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accounts receivable	$133,998	$107,939
Allowance for credit losses and sales reserves	(4,392)	(5,574)
Accounts receivable—Net	$129,606	$102,365

As of September 30, 2024, two customers each accounted for 11% of accounts receivable. As of December 31, 2023, no customer accounted for more than 10% of accounts receivable.

Changes to the allowance for credit losses and sales reserves during the three and nine months ended September 30, 2024 and 2023 consist of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Balance at beginning of period	$4,079	$5,874	$5,574	$5,339
Charges to bad debt and sales reserves	1,270	150	3,029	5,302
Write-offs—Net	(957)	(972)	(4,211)	(5,589)
Balance at end of period	$4,392	$5,052	$4,392	$5,052

7.
OTHER CURRENT ASSETS

Other current assets as of September 30, 2024 and December 31, 2023 consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid service fees	$8,695	$5,992
Prepaid SaaS costs	8,546	7,833
Prepaid insurance	3,376	2,289
Prepaid software and equipment maintenance	1,578	5,547
Other	9,663	10,703
Total other current assets	$31,858	$32,364

8.
SOFTWARE, EQUIPMENT, AND PROPERTY

Software, equipment, and property as of September 30, 2024 and December 31, 2023 consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Software, licenses and database	$267,917	$220,625
Computer equipment	21,923	27,467
Leasehold improvements	30,966	31,046
Building and land	4,910	4,910
Furniture and other equipment	1,332	1,370
Total software, equipment, and property	327,048	285,418
Less accumulated depreciation and amortization	(148,586)	(125,002)
Software, equipment, and property—Net	$178,462	$160,416

Depreciation and amortization expense related to software, equipment and property was $10.4 million and $10.1 million for the three months ended September 30, 2024 and 2023, respectively.

Depreciation and amortization expense related to software, equipment and property was $29.5 million and $28.0 million for the nine months ended September 30, 2024 and 2023, respectively.

9.
LEASES

The Company leases real estate in the form of office space and data center facilities. Generally, at the inception of the contract, the term for real estate leases ranges from 1 to 17 years and the term for equipment leases is 1 to 3 years. Some real estate leases include options to renew that can extend the original term by 3 to 5 years.

The components of lease expense for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease costs	$1,937	$1,361	$4,644	$4,350
Variable lease costs	1,228	881	3,422	2,782
Total lease costs	$3,165	$2,242	$8,066	$7,132

During the three months ended September 30, 2024 and 2023, the Company made cash payments for operating leases of $2.4 million and $1.8 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company made cash payments for operating leases of $6.2 million and $3.8 million, respectively.

During the nine months ended September 30, 2024, the Company obtained operating lease assets in exchange for lease liabilities of $0.9 million. During the nine months ended September 30, 2023, the Company did not obtain any operating lease assets in exchange for lease liabilities.

10.
GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are primarily the result of business acquisitions.

The Company performs its annual impairment assessment of goodwill and indefinite life intangible assets as of November 30 of each year.

No impairments to goodwill or indefinite life intangible assets were recorded during the three and nine months ended September 30, 2024.

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

The following table presents the gross amount, accumulated impairment loss and carrying amount of goodwill as of September 30, 2024 and December 31, 2023 (in thousands):

		Accumulated	Net
	Gross Amount	Impairment Loss	Carrying Amount
Balance as of September 30, 2024	$1,520,926	$(103,202)	$1,417,724
Balance as of December 31, 2023	1,520,926	(103,202)	1,417,724

The accumulated impairment loss as of December 31, 2023 was due to the impairment charge discussed above of $77.4 million and an impairment charge of $25.8 million recognized during the year ended December 31, 2019.

There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2024.

Intangible Assets—No intangible asset impairments were recorded during the three and nine months ended September 30, 2024.

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

The intangible assets balance as of September 30, 2024 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	18	10.6	$1,291,830	$(532,880)	$758,950
Acquired technologies	7	4.3	184,640	(181,668)	2,972
Subtotal			1,476,470	(714,548)	761,922
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,666,940	$(714,548)	$952,392

The intangible assets balance as of December 31, 2023 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	16–18	11.3	$1,291,830	$(479,054)	$812,776
Acquired technologies	3–7	1.7	184,640	(172,840)	11,800
Subtotal			1,476,470	(651,894)	824,576
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,666,940	$(651,894)	$1,015,046

Amortization expense for intangible assets was $18.1 million and $24.5 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense for intangible assets was $62.7 million and $73.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Future amortization expense for the remainder of the year ended December 31, 2024 and the following four years ended December 31 and thereafter for intangible assets as of September 30, 2024 is as follows (in thousands):

Years Ending December 31:

2024	18,114
2025	72,454
2026	72,454
2027	72,454
2028	72,454
Thereafter	453,992
Total	$761,922

11.
ACCRUED EXPENSES

Accrued expenses as of September 30, 2024 and December 31, 2023 consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Compensation	$33,711	$54,593
Professional services	6,459	2,183
Software license agreements	4,613	2,233
Sales tax	3,587	2,968
Royalties and licenses	3,505	4,381
Employee insurance benefits	2,938	2,572
Other	2,785	2,548
Total accrued expenses	$57,598	$71,478

12.
OTHER LIABILITIES

Other liabilities as of September 30, 2024 and December 31, 2023 consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Income taxes payable—non-current	$3,937	$3,937
Software license agreements	3,609	1,004
Deferred revenue—non-current	1,770	1,373
Contingent consideration	—	100
Total other liabilities	$9,316	$6,414

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

The 2021 Credit Agreement consists of an $800.0 million term loan ("Term B Loan") and a revolving credit facility for an aggregate principal amount of $250.0 million (the "2021 Revolving Credit Facility" and together with the Term B Loan, the "2021 Credit Facilities"). The 2021 Revolving Credit Facility has a sublimit of $75.0 million for letters of credit. The Company received proceeds of $798.0 million, net of debt discount of $2.0 million, related to the Term B Loan. As of September 30, 2024 and December 31, 2023, the unamortized debt discount was $1.2 million and $1.4 million, respectively.

The Company incurred $9.8 million in financing costs related to the Term B Loan. These costs were recorded to a contra debt account and are being amortized to interest expense over the term of the Term B Loan using the effective interest method. As of September 30, 2024 and December 31, 2023, the unamortized financing costs were $6.1 million and $7.1 million, respectively.

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

As of September 30, 2024 and December 31, 2023, the amount outstanding on the Term B Loan is $778.0 million and $784.0 million, respectively, of which $8.0 million is classified as current in the accompanying condensed consolidated balance sheets.

Borrowings under the 2021 Credit Facilities bear interest at rates based on the ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries’ consolidated first lien net indebtedness to consolidated EBITDA for applicable periods specified in the 2021 Credit Agreement.

In May 2023, the Company entered into Amendment No. 1 to the 2021 Credit Agreement (the "First Amendment") to establish the Secured Overnight Financing Rate ("SOFR") as the benchmark rate for determining the applicable interest rate, replacing the London Interbank Offer Rate ("LIBOR"). No other terms, including the amount of borrowings, required payments or maturity date, were changed as a result of the First Amendment. The Company did not incur significant costs associated with the Amendment.

Subsequent to the execution of the First Amendment, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest equal to the sum of an applicable rate and term SOFR (other than with respect to Euros, the Euro Interbank Offer Rate ("EURIBOR") and with respect to British Pounds Sterling, Sterling Overnight Indexed Average ("SONIA")) with a term, as selected by the Company, of one, three or six months (subject to (x) in the case of term loans, a 0.50% per annum floor and (y) in the case of revolving loans, a 0.00% per annum floor).

Prior to the execution of the First Amendment, the interest rate per annum applicable to the loans was based on a fluctuating rate of interest equal to the sum of an applicable rate and, at the Company’s election from time to time, either:

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

In September 2024, the Company entered into Amendment No. 2 to the 2021 Credit Agreement (the "Second Amendment") to (i) remove the SOFR credit adjustment applicable to the 2021 Revolving Credit Facility and (ii) reduce the applicable interest rate for the 2021 Revolving Credit Facility by 0.25%. Additionally, the maturity date for the 2021 Revolving Credit Facility was extended to September 23, 2029, subject to a springing maturity date of June 22, 2028 if greater than $234.0 million of the initial Term B Loan remains outstanding as of such date.

At the time of entering into the 2021 Credit Agreement, the Company incurred $3.1 million in financing costs related to the 2021 Revolving Credit Facility. The Company incurred $0.7 million in financing costs related to the Second Amendment. These costs were recorded to a deferred financing fees asset account and are being amortized to interest expense over the term of the 2021 Revolving Credit Facility. As of September 30, 2024 and December 31, 2023, the deferred financing fees asset balance was $1.8 million and $1.7 million, respectively.

A quarterly commitment fee of up to 0.50% is payable on the unused portion of the 2021 Revolving Credit Facility.

During the three months ended September 30, 2024 and 2023, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.8% and 7.7%, respectively.

During the nine months ended September 30, 2024 and 2023, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.8% and 7.3%, respectively.

The Company has an outstanding standby letter of credit for $0.7 million which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility. As of September 30, 2024 and December 31, 2023, $249.3 million was available to be borrowed.

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments of the Company, the leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of September 30, 2024 or December 31, 2023.

Long-term debt as of September 30, 2024 and December 31, 2023 consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Term B Loan	$778,000	$784,000
Term B Loan—discount	(1,245)	(1,436)
Term B Loan—deferred financing fees	(6,116)	(7,060)
Term B Loan—Net of discount & fees	770,639	775,504
Less: Current portion	(8,000)	(8,000)
Total long-term debt—Net of current portion	$762,639	$767,504

Interest Rate Caps—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt.

In May 2023, the Company transitioned the referenced interest rate within the two interest rate cap agreements from LIBOR to SOFR by terminating the original agreements and simultaneously entering into new agreements. The terms of the new agreements were unchanged except for the referenced interest rate.

The interest rate cap agreements have an aggregate notional amount of $600.0 million and a one-month SOFR cap rate of 4.00% through their expiration in July 2025.

Cash received related to the interest rate cap agreements was $2.1 million and $1.9 million for the three months ended September 30, 2024 and 2023, respectively.

Cash received related to the interest rate cap agreements was $6.1million and $4.4 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024 and December 31, 2023, the aggregate fair value of the interest rate cap agreements was $1.4 million and $6.2 million, respectively (see Note 4).

14.
REDEEMABLE NON-CONTROLLING INTEREST

On March 12, 2020 (the "Close Date"), the Company closed a stock purchase agreement (the "Stock Purchase Agreement") with a third-party investor (the "Investor") for purchase by the Investor of Series A Preferred Stock in CCCIS Cayman Holdings Limited ("CCC Cayman"), the parent of the Company’s China operations. On the Close Date, CCC Cayman, a subsidiary of the Company, issued 1,818 shares of Series A Preferred Stock (the "Preferred Shares") at $7,854 per share to the Investor for net proceeds of $14.2 million. As of September 30, 2024 and December 31, 2023, on an as-converted basis, the Preferred Shares represent an aggregate 10.0% ownership interest of the issued and outstanding capital stock of CCC Cayman, or 8.6% on a fully-diluted basis.

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

As of September 30, 2024 and December 31, 2023, the Investor’s ownership in CCC Cayman is classified in mezzanine equity as a redeemable non-controlling interest, because it is redeemable on an event that is not solely in the control of the Company.

In May 2023, the Company determined it was probable the non-controlling interest would become redeemable and began to accrete the non-controlling interest to its redemption value. Changes in the carrying value of the non-controlling interest are recorded as adjustments to additional paid-in capital.

The activity impacting the redeemable non-controllable interest during the three and nine months ended September 30, 2024 and 2023 is presented below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Balance at beginning of period	$18,947	$14,494	$16,584	$14,179
Accretion of redeemable non-controlling interest	1,320	1,010	3,683	1,325
Balance at end of period	$20,267	$15,504	$20,267	$15,504

15.
Capital stock

Preferred Stock—The Company is authorized to issue up to 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024, there were no shares of preferred stock issued or outstanding.

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

There were 625,325,706 and 603,128,781 shares of common stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

Secondary Offerings—During the nine months ended September 30, 2024, certain existing stockholders completed secondary offerings where the selling stockholders sold an aggregate of 171.5 million shares of the Company's common stock. The Company did not receive proceeds from the sale of the shares by the selling stockholders.

In connection with secondary offerings, the Company incurred costs of $0.1 and $2.0 million during the three and nine months ended September 30, 2024, respectively, included within general and administrative expenses on the condensed consolidated statement of operations and comprehensive income (loss).

16.
STOCK INCENTIVE PLANS

In July 2021, the 2021 Equity Incentive Plan (the "2021 Plan") was adopted and approved by the Company's board of directors and stockholders.

Restricted Stock Units—The table below summarizes the restricted stock unit ("RSU") activity for the nine months ended September 30, 2024:

		Weighted-
		Average
	Shares	Fair Value
Unvested RSUs—December 31, 2023	36,329,881	$10.56
Granted	10,371,334	11.85
Vested	(14,007,032)	10.77
Forfeited	(1,146,672)	10.57
Unvested RSUs—September 30, 2024	31,547,511	10.89

During the nine months ended September 30, 2024, the Company granted 10,371,334 RSUs, of which 8,099,251 have time-based vesting requirements, and 2,272,083 have performance-based vesting requirements.

During the nine months ended September 30, 2024, 14,007,032 RSUs vested, of which 4,972,134 were withheld for employee tax obligations.

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

Stock Options—The table below summarizes the stock option activity for the nine months ended September 30, 2024:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding—December 31, 2023	35,788,469	$2.96	4.0	$301,563
Exercised	(8,743,936)	2.74
Forfeited and canceled	(11,920)	3.40
Options outstanding—September 30, 2024	27,032,613	$3.04	3.4	$216,631
Options exercisable—September 30, 2024	26,171,215	$2.91	3.3	$212,962
Options vested and expected to vest—September 30, 2024	27,008,353	$3.03	3.3	$216,537

The fair value of the options which vested during the nine months ended September 30, 2024 was $2.1 million.

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

During the nine months ended September 30, 2024, the Company granted 761,743 stock options under the Cayman Incentive Plans. The exercise price of the options granted is equal to the fair value of the underlying shares at the grant date. As of September 30, 2024 and December 31, 2023, 2,373,542 and 1,735,900, respectively, of stock options under the Cayman Incentive Plans are outstanding.

Employee Stock Purchase Plan—In July 2021, the Company adopted the CCC 2021 Employee Stock Purchase Plan ("ESPP").

During the nine months ended September 30, 2024, 608,891 shares were sold under the ESPP.

The fair value of the ESPP purchase rights sold during the nine months ended September 30, 2024 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	0.5
Expected volatility	25%-29%
Expected dividend yield	0%
Risk-free interest rate	5.2%-5.5%

Stock-Based Compensation—Stock-based compensation expense has been recorded in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of revenues	$2,297	$2,396	$7,051	$6,595
Research and development	12,164	6,359	34,750	18,833
Sales and marketing	6,637	9,257	19,150	25,264
General and administrative	21,027	21,739	66,270	53,779
Total stock-based compensation expense	$42,125	$39,751	$127,221	$104,471

As of September 30, 2024, there was $185.3 million of unrecognized stock compensation expense related to unvested time-based awards which is expected to be recognized over a weighted-average period of 2.6 years. As of September 30, 2024, there was $53.5 million of unrecognized stock-based compensation expense related to unvested performance-based awards which is expected to be recognized over a weighted-average period of 1.2 years.

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

Due to the redemption in May 2024, the Company did not recognize any income or expense as a change in fair value of warrant liabilities during the three months ended September 30, 2024. The Company recognized expense of $26.2 million as a change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2023.

The Company recognized income of $14.4 million and expense of $45.4 million as a change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2024 and 2023, respectively.

As of December 31, 2023, the Company’s warrant liability was $51.5 million.

18.
COMMITMENTS

Purchase Obligations—The Company has long-term agreements with suppliers and other parties related to licensing data used in its services, outsourced data center, disaster recovery and SaaS that expire at various dates through 2031. During the nine months ended September 30, 2024, the Company entered into purchase agreements with suppliers which include total minimum purchase commitments of $29.6 million, $31.3 million and $50.1 million during the years ending December 31, 2025, 2026 and 2027, respectively. As of September 30, 2024, there were no other material changes from the amounts disclosed as of December 31, 2023.

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

The following table summarizes revenues recognized and expenses incurred with entities affiliated with one of its principal equity owners and directors for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Credit card processing	$379	$278	$982	$786
Expenses
Employee health insurance benefits	691	663	2,544	2,484
Board of director fees for services, including related travel and out-of-pocket reimbursements	*	77	328	230
IT security software	128	*	383	*
Human resources support services	^	69	^	248

* Not significant.

^ As of September 30, 2024, the entity which provides human resources support services is no longer a related party.

The Company had a related party payable due to its employee health insurance benefits vendor for $0.2 million and $0.5 million as of September 30, 2024 and December 31, 2023, respectively.

21.
OTHER (EXPENSE) INCOME—NET

Other (expense) income—Net consists of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Loss) gain from change in fair value of derivative instruments	$(4,641)	$(446)	$(4,775)	$563
Income from derivative instruments	2,055	—	6,094	—
Other (expense) income—Net	(1)	182	287	551
Total other (expense) income—Net	$(2,587)	$(264)	$1,606	$1,114

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator
Net income (loss)	$4,132	$(21,202)	$24,980	$(116,362)
Accretion of redeemable non-controlling interest	(1,320)	(1,010)	(3,683)	(1,325)
Net income (loss) attributable to common stockholders	$2,812	$(22,212)	$21,297	$(117,687)

Denominator
Weighted average shares of common stock—basic	615,857,231	624,976,557	608,073,087	620,841,922
Dilutive effect of stock-based awards	26,547,286	—	30,996,404	—
Weighted average shares of common stock—diluted	642,404,517	624,976,557	639,069,491	620,841,922
Net income (loss) per share:
Basic	$0.00	$(0.04)	$0.04	$(0.19)
Diluted	$0.00	$(0.04)	$0.03	$(0.19)

Approximately 344,640 and 32,593,648 common stock equivalent shares were excluded from the computation of diluted per share amounts for the three months ended September 30, 2024 and 2023, respectively, because their effect was anti-dilutive.

Approximately 57,487 and 31,454,944 common stock equivalent shares were excluded from the computation of diluted per share amounts for the nine months ended September 30, 2024 and 2023, respectively, because their effect was anti-dilutive.

As part of the Business Combination, 8,625,000 shares issued and held by Dragoneer (the "Sponsor Vesting Shares") became non-transferable and subject to forfeiture on the tenth anniversary of the closing of the Business Combination if neither of the defined triggering events has occurred. The Sponsor Vesting Shares are issued and outstanding as of September 30, 2024 and December 31, 2023 and excluded from the weighted average number of shares of common stock outstanding until the vesting requirement is met and the restriction is removed.

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

Revenues by geographic area, presented based upon the location of the customer are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
United States	$236,761	$219,573	$693,322	$632,572
China	1,720	1,574	5,014	5,205
Total revenues	$238,481	$221,147	$698,336	$637,777

Software, equipment and property—Net by geographic area are as follows (in thousands):

	September 30,	December 31,
	2024	2023
United States	$178,236	$160,064
China	226	352
Total software, equipment and property—Net	$178,462	$160,416

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

We have processed more than $1 trillion of historical data across our network, allowing us to build proprietary data assets that leverage insurance claims, vehicle repair, automotive parts and other vehicle-specific information. We believe we are uniquely positioned to provide data-driven insights, analytics and AI-enhanced workflows that strengthen our solutions and improve business outcomes for our customers. Our AI solutions increase automation across existing insurance and repair processes including vehicle damage detection, claim triage, claim handling, repair estimating, intelligent claim review and claim subrogation. We deliver real-world AI with more than 100 U.S. auto insurers and more than 11,000 U.S. collision repairers actively using AI-powered solutions in production environments.

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

	Quarter Ending	2024	2023
Software NDR	March 31	107%	106%
	June 30	107%	107%
	September 30	106%	107%
	December 31		108%

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

	Quarter Ending	2024	2023
Software GDR	March 31	99%	99%
	June 30	99%	99%
	September 30	99%	98%
	December 31		99%

Results of Operations

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023

	Three Months Ended September 30,
(dollar amounts in thousands, except share and per share data)	2024	2023	$	%

Revenues	$238,481	$221,147	$17,334	7.8%
Cost of revenues, exclusive of amortization of acquired technologies	54,890	51,459	3,431	6.7%
Amortization of acquired technologies	171	6,567	(6,396)	-97.4%
Cost of revenues(1)	55,061	58,026	(2,965)	-5.1%
Gross profit	183,420	163,121	20,299	12.4%
Operating expenses:
Research and development(1)	49,525	43,532	5,993	13.8%
Selling and marketing(1)	34,347	35,605	(1,258)	-3.5%
General and administrative(1)	52,918	49,471	3,447	7.0%
Amortization of intangible assets	17,942	17,942	—	0.0%
Total operating expenses	154,732	146,550	8,182	5.6%
Operating income (loss)	28,688	16,571	12,117	73.1%
Other (expense) income:
Interest expense	(16,379)	(14,633)	(1,746)	-11.9%
Interest income	3,343	5,165	(1,822)	-35.3%
Change in fair value of warrant liabilities	—	(26,223)	26,223	100.0%
Other expense—Net	(2,587)	(264)	(2,323)	-878.1%
Total other (expense) income	(15,623)	(35,955)	20,332	56.5%
Pretax income (loss)	13,065	(19,384)	32,449	NM
Income tax provision	(8,933)	(1,818)	(7,115)	-391.4%
Net income (loss) including non-controlling interest	4,132	(21,202)	25,334	NM
Less: accretion of redeemable non-controlling interest	(1,320)	(1,010)	(310)	-30.7%
Net income (loss) attributable to CCC Intelligent Solutions Holdings Inc. common stockholders	$2,812	$(22,212)	$25,024	NM
Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$(0.04)
Diluted	$0.00	$(0.04)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	615,857,231	624,976,557
Diluted	642,404,517	624,976,557
NM—Not Meaningful

(1) Includes stock-based compensation expense as follows (in thousands):
	Three Months Ended September 30,
	2024	2023
Cost of revenues	$2,297	$2,396
Research and development	12,164	6,359
Sales and marketing	6,637	9,257
General and administrative	21,027	21,739
Total stock-based compensation expense	$42,125	$39,751

Revenues

Revenues increased by $17.3 million to $238.5 million, or 7.8%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The Company's software subscription revenues accounted for $229.4 million and $212.5 million, or 96% of total revenue during the three months ended September 30, 2024 and 2023.

The increase in revenue was primarily a result of 5% growth from existing customer upgrades and expanding solution offerings to these existing customers as well as 3% growth from new customers.

Cost of Revenues

Cost of revenues decreased by $3.0 million to $55.1 million, or 5.1%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Cost of Revenues, exclusive of amortization of acquired technologies

Cost of revenues, exclusive of amortization of acquired technologies, increased by $3.4 million to $54.9 million, or 6.7%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily due to a $1.4 million increase in information technology ("IT") related costs, a $1.2 million increase in third party fees and direct costs associated with our revenue growth, and a $1.0 million increase in personnel-related costs, including stock-based compensation.

Amortization of Acquired Technologies

Amortization of acquired technologies decreased $6.4 million to $0.2 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was due to certain acquired technology intangible assets reaching the end of their useful life in April 2024.

Gross Profit

Gross profit increased by $20.3 million to $183.4 million, or 12.4%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Our gross profit margin was 76.9% for the three months ended September 30, 2024, compared to 73.8% for the three months ended September 30, 2023. The increase in gross profit and gross profit margin was due to increased software subscription revenues, economies of scale resulting from fixed cost arrangements, and lower amortization of acquired technologies.

Research and Development

Research and development expense increased by $6.0 million to $49.5 million, or 13.8%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily due to a $5.8 million increase in stock-based compensation and a $2.4 million increase in IT related costs, partially offset by a $2.2 million decrease in personnel and resource costs.

Selling and Marketing

Selling and marketing expense decreased by $1.3 million to $34.3 million, or 3.5%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was due to a $2.6 million decrease in stock-based compensation and a $0.6 million decrease in marketing and event costs, partially offset by a $2.2 million increase in personnel-related costs.

General and Administrative

General and administrative expense increased by $3.4 million to $52.9 million, or 7.0%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily due to a $2.7 million increase in professional service costs and a $0.9 million increase in IT related costs.

Amortization of Intangible Assets

Amortization of intangible assets was $17.9 million for the three months ended September 30, 2024 and 2023, respectively.

Interest Expense

Interest expense increased by $1.7 million to $16.4 million, or 11.9%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily due to higher variable interest rates during the three months ended September 30, 2024.

Interest Income

Interest income decreased by $1.8 million to $3.3 million, or 35.3%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to lower average balances on interest earning deposits and money market funds during the three months ended September 30, 2024.

Change in Fair Value of Warrant Liabilities

Due to the redemption of all outstanding warrants in May 2024, the Company did not recognize any income or expense as a change in fair value of warrant liabilities during the three months ended September 30, 2024. We recognized an expense of $26.2 million for the three months ended September 30, 2023. The change in fair value of warrant liabilities was primarily due to changes in the price of the Company's common stock during the reporting period.

Other Expense—Net

We recognized other expense—net of $2.6 million for the three months ended September 30, 2024 compared to $0.3 million for the three months ended September 30, 2023. The change was primarily due to the change in fair value of the interest rate cap derivative instruments during each period, driven by changes in the forward yield curves and time to maturity, and the income recognized from the interest rate cap derivative instruments during the three months ended September 30, 2024.

Income Tax Provision

The Company recognized an income tax provision of $8.9 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively. The income tax provision during the three months ended September 30, 2024 was primarily due to the Company's pre-tax book income. The income tax provision for the three months ended September 30, 2023 was primarily due to the tax treatment of the loss on the change in the fair value of warrant liabilities.

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023

	Nine Months Ended September 30,
(dollar amounts in thousands, except share and per share data)	2024	2023	$	%
Revenue	$698,336	$637,777	$60,559	9.5%
Cost of revenue, exclusive of amortization and impairment of acquired technologies	160,929	153,954	6,975	4.5%
Amortization of acquired technologies	8,828	19,897	(11,069)	-55.6%
Impairment of acquired technologies	—	431	(431)	-100.0%
Cost of revenues(1)	169,757	174,282	(4,525)	-2.6%
Gross profit	528,579	463,495	65,084	14.0%
Operating expenses:
Research and development(1)	148,255	127,891	20,364	15.9%
Selling and marketing(1)	106,254	105,072	1,182	1.1%
General and administrative(1)	161,247	137,477	23,770	17.3%
Amortization of intangible assets	53,826	54,030	(204)	-0.4%
Impairment of goodwill	—	77,405	(77,405)	-100.0%
Impairment of intangible assets	—	4,906	(4,906)	-100.0%
Total operating expenses	469,582	506,781	(37,199)	-7.3%
Operating income (loss)	58,997	(43,286)	102,283	NM
Other (expense) income:
Interest expense	(49,434)	(42,480)	(6,954)	-16.4%
Interest income	8,435	12,447	(4,012)	-32.2%
Change in fair value of warrant liabilities	14,378	(45,403)	59,781	NM
Other income—Net	1,606	1,114	492	44.3%
Total other (expense) income	(25,015)	(74,322)	49,307	66.3%
Pretax income (loss)	33,982	(117,608)	151,590	NM
Income tax (provision) benefit	(9,002)	1,246	(10,248)	NM
Net income (loss) including non-controlling interest	24,980	(116,362)	141,342	NM
Less: accretion of redeemable non-controlling interest	(3,683)	(1,325)	(2,358)	-178.0%
Net income (loss) attributable to CCC Intelligent Solutions Holdings Inc. Common Stockholders	$21,297	$(117,687)	$138,984	NM
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.19)
Diluted	$0.03	$(0.19)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	608,073,087	620,841,922
Diluted	639,069,491	620,841,922

(1) Includes stock-based compensation expense as follows (in thousands):
	Nine Months Ended September 30,
	2024	2023
Cost of revenues	$7,051	$6,595
Research and development	34,750	18,833
Sales and marketing	19,150	25,264
General and administrative	66,270	53,779
Total stock-based compensation expense	$127,221	$104,471

Revenues

Revenues increased by $60.6 million to $698.3 million, or 9.5%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The Company's software subscription revenues accounted for $670.3 million and $611.6 million, or 96% of total revenue during the nine months ended September 30, 2024 and 2023.

The increase in revenue was primarily a result of 7% growth from existing customer upgrades and expanding solution offerings to these existing customers as well as 3% growth from new customers.

Cost of Revenues

Cost of revenues decreased by $4.5 million to $169.8 million, or 2.6%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Cost of Revenues, exclusive of amortization and impairment of acquired technologies

Cost of revenues, exclusive of amortization and impairment of acquired technologies, increased by $7.0 million to $160.9 million, or 4.5%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to a $4.2 million increase in third party fees and direct costs associated with our revenue growth, a $1.7 million increase in personnel-related costs, including stock-based compensation, and a $1.6 million increase in depreciation expense related to additional investments in platform and customer solution enhancements, partially offset by a $0.6 million decrease in IT related costs.

Amortization of Acquired Technologies

Amortization of acquired technologies decreased by $11.1 million to $8.8 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was due to certain acquired technology intangible assets reaching the end of their useful life in April 2024.

Impairment of Acquired Technologies

There was no impairment charge recognized during the nine months ended September 30, 2024. Impairment of acquired technologies was $0.4 million for the nine months ended September 30, 2023 due to an impairment charge recognized as a result of a downward revision of projected earnings and cash flows of our China reporting unit.

Gross Profit

Gross profit increased by $65.1 million to $528.6 million, or 14.0%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Our gross profit margin was 75.7% for the nine months ended September 30, 2024, compared to 72.7% for the nine months ended September 30, 2023. The increase in gross profit and gross profit margin was due to increased software subscription revenues, economies of scale resulting from fixed cost arrangements and lower amortization of acquired technologies.

Research and Development

Research and development expense increased by $20.4 million to $148.3 million, or 15.9%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due to a $15.9 million increase in stock-based compensation, and a $7.5 million increase in IT related costs, partially offset by a $1.1 million decrease in consulting and professional service costs, a $0.9 million decrease in personnel and resource costs, and a $0.5 million increase in the amount of capitalized time on platform and customer solution enhancements.

Selling and Marketing

Selling and marketing expense increased by $1.2 million to $106.3 million, or 1.1%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due to a $6.4 million increase in personnel-related costs, including sales incentives and travel costs and a $0.9 million increase in marketing related expenses, partially offset by a $6.1 million decrease in stock-based compensation.

General and Administrative

General and administrative expense increased by $23.8 million to $161.2 million, or 17.3%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due to a $16.3 million increase in personnel-related costs, including a $12.5 million increase in stock-based compensation, a $3.9 million increase in professional service costs and a $3.0 million increase in IT related costs.

Amortization of Intangible Assets

Amortization of intangible assets was $53.8 million and $54.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Impairment of Goodwill and Intangible Assets

There was no impairment charge recognized during the nine months ended September 30, 2024. We recorded impairment charges of goodwill and intangible assets of $77.4 million and $4.9 million, respectively, for the nine months ended September 30, 2023. The impairment charges were the result of lower forecasted earnings and cash flows for the Company’s China reporting unit.

Interest Expense

Interest expense increased by $7.0 million to $49.4 million, or 16.4%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due to higher variable interest rates during the nine months ended September 30, 2024.

Interest Income

Interest income decreased by $4.0 million to $8.4 million, or 32.2%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to lower average balances on interest earning deposits and money market funds during the nine months ended September 30, 2024.

Change in Fair Value of Warrant Liabilities

We recognized income of $14.4 million from a change in fair value of warrant liabilities for the nine months ended September 30, 2024, compared to expense of $45.4 million for the nine months ended September 30, 2023. The change in fair value of warrant liabilities was primarily due to changes in the price of the Company's common stock during each respective period. In May 2024, the Company redeemed the outstanding warrants and as of September 30, 2024, no warrants remain outstanding.

Other Income—Net

We recognized other income—net of $1.6 million for the nine months ended September 30, 2024 compared to $1.1 million for the nine months ended September 30, 2023. The change was primarily due to the change in fair value of the interest rate cap derivative instruments during each period, driven by changes in the forward yield curves and time to maturity, and the income recognized from the interest rate cap derivative instruments during the nine months ended September 30, 2024.

Income Tax (Provision) Benefit

The Company recognized an income tax provision of $9.0 million and an income tax benefit of $1.2 million for the nine months ended September 30, 2024 and 2023, respectively. The income tax provision during the nine months ended September 30, 2024 was primarily due to Company's pre-tax book income.

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

The following table reconciles Gross Profit to Adjusted Gross Profit for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except percentages)	2024	2023	2024	2023
Gross Profit	$183,420	$163,121	$528,579	$463,495
Amortization of acquired technologies	171	6,567	8,828	19,897
Stock-based compensation and related employer payroll tax	2,337	2,432	7,617	6,906
Impairment of acquired technologies	—	—	—	431
Adjusted Gross Profit	$185,928	$172,120	$545,024	$490,729
Gross Profit Margin	77%	74%	76%	73%
Adjusted Gross Profit Margin	78%	78%	78%	77%

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

The following table reconciles operating expenses to Adjusted Operating Expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2024	2023	2024	2023
Operating expenses	$154,732	$146,550	$469,582	$506,781
Amortization of intangible assets	(17,942)	(17,942)	(53,826)	(54,030)
Stock-based compensation expense and related employer payroll tax	(40,306)	(37,778)	(125,827)	(100,577)
Litigation costs	(1,614)	(1,396)	(3,813)	(3,918)
Equity transaction costs, including secondary offerings	(137)	—	(1,876)	—
M&A and integration costs	—	—	(477)	—
Impairment of goodwill	—	—	—	(77,405)
Impairment of intangible assets	—	—	—	(4,906)
Adjusted operating expenses	$94,733	$89,434	$283,763	$265,945

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

The following table reconciles operating income (loss) to Adjusted Operating Income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2024	2023	2024	2023
Operating income (loss)	$28,688	$16,571	$58,997	$(43,286)
Amortization of intangible assets	17,942	17,942	53,826	54,030
Amortization of acquired technologies—Cost of revenue	171	6,567	8,828	19,897
Stock-based compensation expense and related employer payroll tax	42,643	40,210	133,444	107,483
Litigation costs	1,614	1,396	3,813	3,918
Equity transaction costs, including secondary offerings	137	—	1,876	—
M&A and integration costs	—	—	477	—
Impairment of goodwill	—	—	—	77,405
Impairment of intangible assets	—	—	—	4,906
Impairment of acquired technologies - Cost of revenue	—	—	—	431
Adjusted operating income	$91,195	$82,686	$261,261	$224,784

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

The following table reconciles net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2024	2023	2024	2023
Net income (loss)	$4,132	$(21,202)	$24,980	$(116,362)
Interest expense	16,379	14,633	49,434	42,480
Interest income	(3,343)	(5,165)	(8,435)	(12,447)
Income tax (benefit) provision	8,933	1,818	9,002	(1,246)
Amortization of intangible assets	17,942	17,942	53,826	54,030
Amortization of acquired technologies—Cost of revenue	171	6,567	8,828	19,897
Depreciation and amortization of software, equipment and property	2,291	2,117	6,455	6,531
Depreciation and amortization of software, equipment and property—Cost of revenue	8,069	7,942	23,065	21,494
Stock-based compensation expense and related employer payroll tax	42,643	40,210	133,444	107,483
Change in fair value of derivative instruments	4,641	446	4,775	(563)
Income from derivative instruments	(2,055)	—	(6,094)	—
Litigation costs	1,614	1,396	3,813	3,918
Equity transaction costs, including secondary offerings	137	—	1,876	—
Change in fair value of warrant liabilities	—	26,223	(14,378)	45,403
M&A and integration costs	—	—	477	—
Impairment of goodwill	—	—	—	77,405
Impairment of intangible assets	—	—	—	4,906
Impairment of acquired technologies - Cost of Revenue	—	—	—	431
Adjusted EBITDA	$101,554	$92,927	$291,068	$253,360
Adjusted EBITDA Margin	43%	42%	42%	40%

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

The following table reconciles net income (loss) to Adjusted Net Income and Adjusted Earnings per Share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2024	2023	2024	2023
Net income (loss)	$4,132	$(21,202)	$24,980	$(116,362)
Amortization of intangible assets	17,942	17,942	53,826	54,030
Amortization of acquired technologies—Cost of revenue	171	6,567	8,828	19,897
Stock-based compensation expense and related employer payroll tax	42,643	40,210	133,444	107,483
Change in fair value of derivative instruments	4,641	446	4,775	(563)
Litigation costs	1,614	1,396	3,813	3,918
Equity transaction costs, including secondary offerings	137	—	1,876	—
Change in fair value of warrant liabilities	—	26,223	(14,378)	45,403
M&A and integration costs	—	—	477	—
Impairment of goodwill	—	—	—	77,405
Impairment of intangible assets	—	—	—	4,906
Impairment of acquired technologies-cost revenue	—	—	—	431
Tax effect of adjustments	(8,700)	(14,421)	(44,084)	(45,054)
Adjusted net income	$62,580	$57,161	$173,557	$151,494
Adjusted net income per share attributable to common stockholders:
Basic	$0.10	$0.09	$0.29	$0.24
Diluted	$0.10	$0.09	$0.27	$0.23
Weighted average shares outstanding:
Basic	615,857,231	624,976,557	608,073,087	620,841,922
Diluted	642,404,517	657,570,205	639,069,491	652,296,866

Free Cash Flow

We believe that Free Cash Flow, as defined below, provides meaningful supplemental information regarding our ability to generate cash and fund our operations and capital expenditures. Free Cash Flow is defined as net cash provided by operating activities less cash used for the purchases of software, equipment, and property.

The following table reconciles net cash provided by operating activities to Free Cash Flow for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2024	2023	2024	2023
Net cash provided by operating activities	$63,232	$60,506	$170,241	$163,138
Purchases of software, equipment, and property	(13,849)	(14,103)	(45,073)	(43,187)
Free Cash Flow	$49,383	$46,403	$125,168	$119,951

Liquidity and Capital Resources

We have financed our operations with cash flows from operations. The Company generated $170.2 million of cash flows from operating activities during the nine months ended September 30, 2024. As of September 30, 2024, the Company had cash and cash equivalents of $286.3 million, a working capital surplus of $320.9 million and an accumulated deficit totaling $1,101.5 million. As of September 30, 2024, the Company had $778.0 million aggregate principal outstanding on its term loan.

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

As of September 30, 2024, the amount outstanding on the Term B Loan was $778.0 million, of which, $8.0 million is classified as current.

Borrowings under the 2021 Credit Facilities bear interest at rates based on the ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries’ consolidated first lien net indebtedness to consolidated EBITDA for applicable periods specified in the 2021 Credit Agreement.

In May 2023, the Company entered into Amendment No. 1 to the 2021 Credit Agreement (the "First Amendment") to establish the Secured Overnight Financing Rate ("SOFR") as the benchmark rate for determining the applicable interest rate, replacing the London Interbank Offer Rate ("LIBOR"). No other terms, including the amount of borrowings, required payments or maturity date, were changed as a result of the First Amendment.

Subsequent to the execution of the First Amendment, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest equal to the sum of an applicable rate and term SOFR (other than with respect to Euros, the Euro Interbank Offer Rate ("EURIBOR") and with respect to British Pounds Sterling, Sterling Overnight Indexed Average ("SONIA")) with a term, as selected by the Company, of one, three or six months (subject to (x) in the case of term loans, a 0.50% per annum floor and (y) in the case of revolving loans, a 0.00% per annum floor.

Prior to the execution of the First Amendment, the interest rate per annum applicable to the loans was based on a fluctuating rate of interest equal to the sum of an applicable rate and, at the Company’s election from time to time, either:

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

In September 2024, the Company entered into Amendment No. 2 to the 2021 Credit Agreement (the "Second Amendment") to (i) remove the SOFR credit adjustment applicable to the 2021 Revolving Credit Facility and (ii) reduce the applicable interest rate for the 2021 Revolving Credit Facility by 0.25%. Additionally, the maturity date for the 2021 Revolving Credit Facility was extended to September 23, 2029, subject to a springing maturity date of June 22, 2028 if greater than $234.0 million of the initial Term B Loan remains outstanding as of such date.

A quarterly commitment fee of up to 0.50% is payable on the unused portion of the 2021 Revolving Credit Facility.

During the three months ended September 30, 2024 and 2023, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.8% and 7.7%, respectively.

During the nine months ended September 30, 2024 and 2023, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.8% and 7.3%, respectively.

The Company has an outstanding standby letter of credit for $0.7 million which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility. As of September 30, 2024, $249.3 million was available to be borrowed under the 2021 Revolving Credit Facility.

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments, the leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of September 30, 2024.

Interest Rate Caps—In August 2022, the Company entered into two interest rate cap agreements, as amended, to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The amended interest rate cap agreements have an aggregate notional amount of $600.0 million and a one-month SOFR cap rate of 4.00% through their expiration in July 2025.

Cash Flows

The following table provides a summary of cash flow data for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(dollar amounts in thousands)	2024	2023
Net cash provided by operating activities	$170,241	$163,138
Net cash used in investing activities	(45,073)	(43,187)
Net cash (used in) provided by financing activities	(34,438)	5,383
Net effect of exchange rate change	1	(389)
Change in cash and cash equivalents	$90,731	$124,945

Net cash provided by operating activities was $170.2 million for the nine months ended September 30, 2024. Net cash provided by operating activities consists of net income of $25.0 million, adjusted for $179.0 million of non-cash items, ($34.0) million for changes in working capital and $0.3 million for the effect of changes in other operating assets and liabilities. Significant non-cash adjustments include stock-based compensation expense of $127.2 million and depreciation and amortization of $92.2 million, partially offset by deferred income taxes of $32.9 million, and a change in fair value of warrant liabilities of $14.4 million. The change in working capital was primarily a result of an increase in accounts receivable of $27.2 million due to timing of cash receipts from customers and a decrease in accrued expenses of $14.9 million due to timing of cash disbursements and employee incentive plan payments, partially offset by an increase in accounts payable of $5.5 million due to timing of payments to suppliers.

Net cash used in investing activities was $45.1 million for the nine months ended September 30, 2024. Net cash used in investing activities was due to capitalized internally developed software projects and purchases of software, equipment, and property.

Net cash used in financing activities was $34.4 million for the nine months ended September 30, 2024. Net cash used in financing activities was due to $57.5 million of payments for employee tax liabilities related to the net share settlement of employee equity awards and $6.0 million of principal payments of long-term debt, partially offset by $24.0 million of proceeds from stock option exercises and $5.7 million of proceeds from the issuance of stock under the employee stock purchase plan.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 identified in management’s evaluation pursuant to in Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, Rodney Christo, Senior Vice President, Finance and Chief Accounting Officer of the Company, terminated a Rule 10b5-1 trading arrangement on August 13, 2024 intended to satisfy the affirmative defense of Rule 10b5-1(c) previously adopted on November 30, 2023 and, subsequently, entered into a new 10b5-1 trading arrangement on August 16, 2024 which is intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to 331,640 shares of the Common Stock of the Company in the period commencing on November 14, 2024 and ending on the earlier of August 15, 2025 or the execution of all trades contemplated by the plan.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1*	Amendment No. 2 to the Credit Agreement, dated as of September 23, 2024, by and between CCC Intelligent Solutions Inc. and Bank of America, N.A., as Administrative Agent.
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

Dated: October 28, 2024	CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

	By:	/s/ Githesh Ramamurthy
	Name:	Githesh Ramamurthy
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated: October 28, 2024

	By:	/s/ Brian Herb
	Name:	Brian Herb
	Title:	Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)