Form 10-K
period 2024-12-31
CCC Intelligent Solutions Holdings Inc.
filed 2025-02-25
CIK 1818201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

e

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-39447

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of the common shares of CCC Intelligent Solutions Holdings Inc. held by non-affiliates as of June 30, 2024, was approximately

$4,483 million.

As of February 18, 2025, 656,781,611 shares of common stock, $0.0001 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Our definitive proxy statement relating to our 2025 annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2024 and is incorporated by reference in Part III to the extent described therein.

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
•
changes in our customers’ or the public’s perceptions regarding the use of artificial intelligence (“AI”);
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

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described above and under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Founded in 1980, CCC is a leading Software-as-a-Service (SaaS) platform for the multi-trillion-dollar insurance economy powering operations for insurers, repairers, automakers, part suppliers, and more. CCC cloud technology connects more than 35,000 businesses digitizing mission-critical workflows, commerce, and customer experiences. A trusted leader in AI, customer experience, network and workflow management, CCC delivers technology that turns crucial moments into intelligent experiences, with the goal of shaping a world where life just works.

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

We believe we have become a leading insurance and repair SaaS provider in the U.S. by increasing the depth and breadth of our SaaS offerings over many years. Our insurance solutions help insurance carriers manage mission-critical workflows across the claims lifecycle, while building intelligent experiences for their customers. Our software integrates seamlessly with both legacy and modern systems and enables insurers to rapidly innovate on our platform. Our repair solutions help collision repair facilities achieve better performance throughout the collision repair cycle by digitizing processes to drive business growth, streamline operations, and improve repair quality. We have more than 300 insurers on our network, connecting with more than 30,500 repair facilities through our multi-tenant cloud platform. We believe our software is the architectural backbone of insurance DRP systems and is a primary driver of material revenue for our collision repair shop customers and a source of material efficiencies for our insurance carrier customers.

Our platform is designed to solve the “many-to-many” problem faced by the insurance economy. There are numerous internally and externally developed insurance software solutions in the market today, with the vast majority of applications focused on insurance-only use cases and not on serving the broader insurance ecosystem. We have prioritized building a leading network around our automotive insurance and collision repair pillars to further digitize interactions and maximize value for our customers. We have tens of thousands of companies on our platform that participate in the insurance economy, including insurers, repairers, parts suppliers, and automotive manufacturers. Our solutions create value for each of these parties by enabling them to connect to our vast network to collaborate with other companies, streamline operations, and reduce processing costs and dollars lost through claims management inefficiencies or claims leakage. Expanding our platform has added new layers of network effects, further accelerating the adoption of our software solutions.

We have processed more than $1 trillion of historical data across our network, allowing us to build proprietary data assets that leverage insurance claims, vehicle repair, automotive parts and other vehicle-specific information. We believe we are uniquely positioned to provide data-driven insights, analytics, and AI-enhanced workflows that strengthen our solutions and improve business outcomes for our customers. Our AI solutions streamline existing insurance and repair processes including vehicle damage detection, claim triage, claim handling, repair estimating, intelligent claim review, and claim subrogation. We deliver real-world AI with more than 100 U.S. auto insurers and more than 10,000 U.S. collision repairers actively using AI-powered solutions in production environments.

One of the primary obstacles facing the insurance economy is increasing complexity which is driven by technological advancements, supply-chain disruption, social inflation, medical inflation, and Internet-of-Things (IOT) data. We believe digitization plays a critical role in managing this growing complexity while meeting consumer expectations. Our technology investments are focused on digitizing complex processes and interactions across our ecosystem, and we believe we are well positioned to power the insurance economy of the future with our data, network, and platform.

While our position in the insurance economy is grounded in the automotive insurance sector, the largest Property & Casualty (P&C) insurance sector in the U.S. representing nearly half of P&C Direct Written Premiums (“DWP”), we believe our integrations and cloud platform are capable of driving innovation across the broader insurance economy. Our customers are increasingly looking for CCC to expand its solutions to other parts of their business where they can benefit from our technology, service, and partnership. In response, we are investing in new solutions that we believe will enable us to digitize the entire automotive claims lifecycle, and over time expand into adjacencies including other insurance lines. For example, CCC’s acquisition of EvolutionIQ in January 2025 added claims solutions in disability and workers’ compensation insurance lines to CCC's solution suite.

We have strong customer relationships in the end-markets we serve, and these relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. We have customer agreements with more than 300 insurers (including carriers, self-insurers and other entities processing insurance claims), including 26 of the top 30 automotive insurance carriers in the U.S., based on DWP, and hundreds of regional carriers. We have more than 35,000 total customers, including more than 30,500 automotive collision repair facilities (including repairers, and other entities that estimate damaged vehicles), more than 5,500 parts suppliers, 12 of the top 15 automotive manufacturers, based on new vehicle sales, and numerous other companies that participate in the insurance economy.

Insurance Economy

Insurance is one of the largest global industries. The U.S. P&C insurance industry alone serviced approximately $850 billion in DWP in 2023. Insurance is a necessity for the majority of businesses and consumers, and, as a result, the insurance industry has seen steady long-term growth.

Insurers face a number of challenging market dynamics in today’s environment, including increasing customer expectations, social inflation, medical inflation, emerging technologies, labor shortages, and other cost pressures. Insurers are often reliant on legacy on-premise systems to assist with policy and claims adjustments and processing, which can be inflexible and costly to maintain, challenging their ability to innovate and respond to market dynamics.

Further complicating matters, the insurance industry is dependent on the insurance economy, an interconnected economy of industries that interact to service, underwrite, finance, and repair insured assets. Insurance carriers invest in data, systems, services and partnerships to manage the many required collaboration points across these industries. To deliver end-to-end digital workflows and intelligent experiences, intuitive technology that extends beyond insurance organizations and include its supporting economy is critical in order to enable the many interactions and handoffs required to process insurance events.

In the automotive insurance sector, which represents nearly half of the U.S. P&C insurance industry, processing a single event, such as a claim, can require hundreds of micro-transactions across the insurance economy, involving consumers, lenders, collision repair facilities, automotive manufacturers, dealers, parts suppliers, medical providers, vehicle tow providers, vehicle auctions, and others. These transactions depend on extensive hyper-local decisions and data, creating a level of complexity that can increase processing costs as well as the potential for fraud and other forms of claims leakage. For automotive claims, the end result is approximately two billion days of cumulative claims cycle time (loss date to claim completion date) in the U.S. each year. For our insurance partners, cycle time is costly, which is one reason why, as of 2024, CCC’s platform is relied upon by 26 of the top 30 auto insurers in the U.S. based on DWP to digitize complexity and improve business outcomes.

INSURANCE ECONOMY (AUTO)
Consumers
Fleets
Medical Providers
Insurers
OEMs
Rentals
Lenders
Repair Facilities
Towing
Government entities
Dealers
Aftermarket Parts
Recyclers
Other Suppliers
Labor
Sublets
Glass
Auctions
Resellers

The complexity seen in one auto claim grows exponentially more difficult to manage at scale, and complexity is continuing to increase across the insurance economy. In the automotive sector, this is due to several converging factors including, without limitation:

•
Vehicle parts proliferation: Repairable parts per auto claim have increased more than 50% since 2013
•
Internal technology systems: The average lines of software code per new vehicle doubled from 100 million in 2015 to 200 million in 2020
•
Advanced Driver Assistance Systems (“ADAS”) and diagnostics systems: The number of vehicles receiving a diagnostic scan as part of a collision repair has increased more than 3,000% since 2017
•
Vehicle damage severity from collisions: Since 2019, the cost to repair vehicles damaged in automotive claims has increased 40%
•
Social inflation: Social inflation describes insurance claims cost increases that exceed inflation due to social, legal, and economic factors that increase the liability of insurers. Social inflation increased liability claims in the U.S. by 57% in the past decade, primarily due to a rising number of large court verdicts.

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

Our Approach

Serving as the platform for the insurance economy is a significant challenge that CCC is uniquely positioned to address. We believe our proprietary data and network assets, combined with our track record of innovation on our cloud platform, differentiates us from other potential platform companies. Our approach is to continue to innovate and expand our solutions to create value for the insurance economy.

CCC’s foundation for innovation is built upon decades of data and extensive network assets. We have deep proprietary data assets and more than $1 trillion of historical data, enabling us to provide insights, analytics, and AI-driven workflows. Our leading network was built company-by-company, and spans the insurance economy, giving us the ability to deploy cross-market solutions and create seamless customer experiences. We believe our data and network assets are highly differentiated and very difficult to replicate.

Our innovative cloud-based applications provide the insurance economy with the capabilities required to manage their businesses, optimize decision making, and digitize intricate workflows. We have a proven Research & Development (R&D) engine with a strong track record of software innovation and deployment on our cloud platform. CCC’s innovations are helping to deliver intelligent claims experiences to the insurance economy.

We believe our ability to rapidly innovate and deploy new software solutions via our cloud technology platform, along with our depth of data and leading network, sets us apart from the competition. The key benefits we deliver for our customers include:

•
Multi-tenant public cloud platform enabling flexibility and innovation: CCC’s platform operates in a secure multi-tenant public cloud environment, with over 843,000 registered users and 5.2 billion database transactions processed per day. Our platform enables us to innovate in response to new market trends and customer needs and rapidly deploy new solutions to our more than 35,000 customers. We continuously enhance existing solutions and bring new solutions to market, deploying more than 1,900 software releases in 2024.
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
•
Network access: CCC’s cloud platform is used by more than 35,000 companies, including insurers, repairers, automotive manufacturers, parts suppliers, and others. Integrating to CCC’s platform unlocks real-time cloud connections across our ecosystem, enabling customers to digitize workflows that are otherwise cumbersome and costly. Our network processes more than 500 million interface transactions each year where information is passed from one network participant to another; for example, from an insurer to a repair facility.
•
Proven R&D engine: We invest heavily in R&D efforts and are committed to delivering market-leading technology for the insurance economy. In recent years, our innovation efforts have focused on Cloud and AI technology, and we have released several new solutions incorporating AI to deliver intelligent customer experiences and enable automation. We deploy real-world AI solutions at enterprise scale. Our AI solutions combine our data assets with proprietary frameworks to improve user experiences and workflows, resulting in reduced processing costs and leakage for our customer base. Today, CCC has developed more than 300 AI models, some of which are in use across more than 100 insurers, and more than 10,000 repair facilities.
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
•
Enterprise scale and support: We process more than $100 billion of transactions annually for our more than 35,000 customers, delivering mission-critical SaaS solutions that our customers can count on. Since January 2020, CCC’s systems have achieved 99.91% uptime on average, giving our customers the confidence to depend on CCC’s performance. We have dedicated implementation and training teams, and have proven success in implementing solutions for leading insurance carriers and thousands of small businesses.

Our Growth Strategy

We intend to extend our position as the leading provider of SaaS solutions for the insurance economy. The key components of our strategy are:

•
Growing our customer base: Our customers span the insurance economy, and we believe we have significant opportunity to continue to grow our customer base by targeting key new accounts and expanding our sales and marketing capabilities. We believe there is ample opportunity to add new customers within the U.S., where our business is most established.
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
•
Expanding the breadth of our solutions: Our long-term focus is to digitize all P&C insurance economy workflows, targeting processing costs and leakage. In 2024, our R&D spend was 21% of revenue; however, including the impact of capitalized time related to internal use software, our total spend was 26% of revenue on R&D with a primary focus on technology leadership and continuous innovation. In 2024, we launched offerings that expanded the depth and breadth of our solutions across several areas including repair estimating with CCC Build Sheets, repair estimating reinspection with CCC Intelligent Reinspection, and repair back office with CCC Payroll.
•
Broadening our network ecosystem: We have a large network of companies on our platform that are dependent on the insurance economy and derive value from connecting to others across the ecosystem through CCC. The breadth and depth of our platform creates network effects that accelerate the demand for our software solutions. We intend to extend our network of companies, including customers and ecosystem partners, to enhance our value proposition and create new market growth opportunities.
•
Growing our geographic footprint: We believe there is significant opportunity outside of the U.S by expanding our solutions in other markets across the world, which we expect to pursue over time.
•
Pursuing acquisitions: We have acquired and integrated numerous businesses throughout CCC’s history. In 2022, we acquired Safekeep and integrated their digital subrogation capabilities into CCC’s suite of insurance solutions. In January 2025, we completed the acquisition, announced in December 2024, of EvolutionIQ, Inc. (“EvolutionIQ”), the leading AI guidance platform for disability and injury claims management, with claims solutions spanning disability and workers’ compensation lines of business. We intend to continue to pursue targeted acquisition opportunities to accelerate our business strategy and growth through solution, market, or geographic expansion.

Our Solutions

We provide an integrated suite of software applications built on our cloud platform to serve the insurance economy, including insurance, repair, and other end-markets. Our SaaS solutions are sold individually or in packages, depending on the specific solution and end-market.

INSURERS
300+
REPAIR FACILITIES
30,500+
Mission-critical
(99.91% uptime)
AI-enabled
OEMs
All major
OEMS
IX Cloud
Enabling experiences for
40M+ consumers annually
PARTS
SUPPLIERS
5,500+
100% SaaS
35K+ companies
OTHERS
Lenders, Fleets, Salvage, Tow, Ridesharing, Diagnostics, & more

CCC Insurance Solutions

CCC’s solutions help insurers digitize processes, from customer intake to claim resolution, while building intelligent experiences for their customers. Many of our solutions leverage the power of the CCC network by facilitating ecosystem interactions required to complete insurer processes. All of our insurance solutions are cloud-based SaaS solutions that power critical carrier workflows. Our insurance solutions represent approximately 48% of our 2024 total revenues, with 93% of that representing software revenue and 7% representing other revenue. Our key insurance solutions include:

•
CCC Workflow: Our suite of workflow tools support end-to-end digital insurance workflows, from customer intake to claim resolution. Our solutions enable mobile experiences, modern communications, configurable workflows, and network integrations, all while empowering insurers to seamlessly customize and configure solutions to meet unique business needs. Our solutions support critical claims processes, including claims documentation, photo capture, repair scheduling, and two-way text communications. Our workflow solutions leverage sophisticated rules engines and AI to automate and customize routing, review, and approval processes. For example, CCC Intelligent Reinspection, launched in 2024, expands the capabilities of workflow review processes by leveraging AI to identify priority claims for repair estimate reinspection, and providing reason codes based on insurer rules. Our network management capability powers insurance DRPs, enabling insurers to seamlessly connect and collaborate with repair facilities and other companies to provide accurate and timely information about a claim flow from the right party at the right time.
•
CCC Estimating: Our insurance automotive repair estimating solution is built on CCC’s proprietary estimating database that has been cultivated for decades to deliver best-in-class repair estimating data and decision making. CCC estimating innovations have enabled virtual inspections using consumer photos, integrated to CCC’s portal. Estimates are further automated by AI that combines machine learning and estimating logic to predict repair requirements, suggest estimate lines, and generate fast baseline estimates. Our Estimate – STP solution takes estimate automation to the next level by combining AI, digital workflows, data, and partner connections to automatically initiate and populate detailed estimates within seconds. The outcome is actionable estimates with line-level detail, including parts, labor operations and hours, and taxes. Our estimating solutions accelerate auto physical damage estimation to reduce costs and cycle time for our customers.

•
CCC Total Loss: Total loss solutions enable our insurance customers to identify, value, and resolve total loss automotive claims digitally. We deliver valuations representing a vehicle’s fair market value based on CCC’s market-driven valuation methodology and provide insurers with information to make total loss determinations. Our Fee Calculator solution enables insurance companies to identify and include certain title, registration, and license plate fees, based on information provided by the insurer.
•
CCC Casualty: Personal injuries resulting from automotive accidents lead to casualty claims, which require insurers to process medical bills and demand packages for first and third-party claims, respectively. Our casualty solutions automate and expedite casualty claims processing by applying intelligent rules based on insurer-specific parameters to process casualty claims data quickly and segment payment-ready bills from those that the insurer wants to review. CCC Negotiation Solutions allows carriers to seamlessly refer medical bills through integrated, third-party supported, negotiation services. Negotiation referral results are returned to CCC’s platform where carriers can apply adjustments and finalize casualty claim evaluations. Our tools and services modernize a manual, paper-burdened system with a comprehensive, configurable experience to help insurers make timely, consistent payments across bill types, and provide analytics dashboards to visualize trends and industry benchmarks.
•
CCC Subrogation: In subrogation, insurance companies work with one another to resolve claims settlements when a first-party carrier seeks compensation from a third-party carrier whose insured is partially or wholly at fault for a claim paid out to the first-party claimant. CCC’s outbound subrogation solutions automate subrogation opportunity identification for carriers by applying AI and Natural Language Processing (“NLP”) to claims data. Our outbound solutions digitize subrogation workflows including the creation and distribution of demand packages with third-party carriers that include supporting evidence for subrogation claims. CCC Inbound Subrogation applies AI and NLP, along with historical CCC estimate data, to incoming subrogation demands. Our inbound solution enables insurance carriers to rapidly ingest, respond, and settle demands with other carriers. CCC’s subrogation solutions can apply to multiple lines of insurance, including automotive, property, and workers’ compensation.
•
CCC Automotive Claim Handling: Claim handling is typically performed by claims adjusters who work closely with insured parties who are experiencing a claim to ensure a timely and accurate claim resolution. CCC First Look can be used by automotive claims adjusters to capture claim information digitally by ingesting photos from various sources, including consumers and salvage providers. AI is applied to validate photos and inform routing and workflow decisions, including determining total loss and casualty potential. Photos and other relevant information can also be shared with partner repair facilities to further expedite claims processing and repair activities.
•
Disability Claim Handling: CCC’s acquisition of EvolutionIQ in January 2025 adds claim handling solutions for disability insurance lines, including the use of next best action claims guidance for disability insurance. Claims guidance solutions help claims professionals take next best actions to optimize claimant interactions and claim resolution, enabling injured and disabled workers to return to the workforce more quickly. Disability claims adjusters manage hundreds of claims at one time, with each claim consisting of dozens of pages of documents. EvolutionIQ’s claims guidance solutions leverage AI to help uncover insights and guide claims professionals to next best actions for the claims in their queue based on their configurations and rules, in turn improving short-term disability return-to-work rate, short-term to long-term disability conversion, and long-term disability return-to-work-rate. In addition, EvolutionIQ offers a medical summarization solution, Medhub, which decodes medical documents, helps insurers more quickly understand claims, and accelerates decisions with AI-driven insights.
•
Workers’ Compensation Claim Handling: Evolution IQ’s claims guidance and medical summarization solutions also apply to workers’ compensation insurance lines, allowing workers’ compensation claims adjusters to manage claim duration, facilitate return-to-work, and intercept ineligible claims.

CCC Repair Solutions

CCC’s solutions help automotive collision repairers achieve better repair facility performance, from lead generation through repair completion and payment. Our platform improves every stage and level of the collision repair cycle, combining key business operations into one solution to drive more business, improve repair quality, simplify operations, and exceed consumer expectations for our collision facility customers. Collision repairers use our platform to connect with the industry’s leading network of partners and suppliers across the insurance and repair ecosystem. Our repair solutions represented approximately 44% of our 2024 total revenues, with nearly 100% of that representing software revenue. Our key repair solutions include:

•
CCC Estimating: Our collision repair estimating solution is built on CCC’s proprietary database that enables repair estimate creation while connecting repairers to real-time parts pricing and availability, Original Equipment Manufacturer (“OEM”) repair procedures, and insurer guidelines. Repairers can capture photos and repair information at the vehicle with CCC Estimating’s mobile application and collaborate on repair estimates digitally with insurance partners. Users have access to our network of insurers and their corresponding requirements, which can accelerate estimate reviews and supplemental requests. Our CCC Build Sheets solution provides collision repairers with detailed vehicle specifications based on the Vehicle Identification Number (“VIN”), helping them write more complete estimates the first time and better understand the parts needed for the repair. Our Estimating-IQ enhancement incorporates AI into the repair estimating application to provide repairers with a jump start on estimating by applying machine learning to prepopulate estimates with parts and labor operations based on photos of vehicle damage and individual repair facility configurations. Our estimating solutions help reduce errors and improve cycle time for collision repairers and their partners.
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
•
CCC Payroll: CCC repair solutions are expanding to support more of repair facilities' back and business office functions with the launch of CCC Payroll, a new solution designed to streamline payroll management for collision repair shops. Integrated into the CCC ONE platform, CCC Payroll enables shops to track production and labor, and streamline payroll within a single system, simplifying the payroll process from start to finish and giving employees greater visibility into how their pay is calculated. Labor data from CCC ONE combines with repair order tracking to generate precise, transparent calculations for each staff member as well as real-time pay tracking via a mobile application.

CCC Ecosystem and Other Solutions

CCC offers enterprise solutions that support multiple customer segments, along with specific solutions tailored to other segments of the insurance ecosystem, including parts suppliers, automotive manufacturers, and diagnostics service providers. These solutions extend the CCC network and create value for companies connecting to our platform to improve business outcomes. Other ecosystem solutions represent approximately 7% of our 2024 total revenue, with 92% of that representing software revenue and 8% representing other revenue. Some of CCC’s other ecosystem solutions include:

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
•
CCC Diagnostics Service Provider Solutions: Our repair diagnostics platform allows companies that provide diagnostics, calibration, and programming service solutions to connect to the CCC Diagnostics repair network. Service provider integrations allow repair facilities to capture and document scan information in CCC workfiles, streamlining diagnostics processes. Repairers using the solution can share results of a vehicle scans and calibrations with consumers and participating insurers within CCC Repair Workflow.
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

CCC International Solutions

CCC provides insurance claims software to some of the largest automotive insurers in China. Our software solutions are tailored for the Chinese market, and include workflow, estimating, audit and analytics solutions. We are assessing other international market expansion opportunities by evaluating partnerships and acquisitions of strategic assets. Our international solutions represent approximately 1% of our 2024 total revenue, with 100% of that representing software revenue.

Our Technology

CCC has been a technology leader in the P&C insurance economy for several decades and has a strong track record of innovation. We were one of the leaders in the transition to cloud services, launching our initial CCC cloud capabilities beginning in 2003. Today, our solutions are powered by our secure multi-tenant public cloud. Our cloud architecture creates several benefits for our customers and partners across the insurance economy, including:

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
•
Innovation: We invest heavily in R&D and continuously bring new innovative solutions to market. For existing customers with integrations to CCC’s platform, new solutions can be deployed into production environments as soon as configuration and training is complete, enabling our customers to keep up with rapidly changing industry trends and consumer expectations. We continuously update and enhance our software, deploying more than 1,900 releases in 2024, with a software release quality success rate averaging more than 96% since 2020.
•
Security and Quality: CCC’s software suite is provided as SaaS hosted in multiple geographically diverse hosting locations with data replication between primary hosting locations and secondary locations in near real-time. CCC protects its services through a series of layered security controls and services, including but not limited to strong authentication, privileged access controls, malware detection and prevention controls, enhanced threat detection and response, secure application development controls, controls for data at rest, and in transmission, threat and prevention testing, software vulnerability disclosure program, benchmarking and 24x7 Security Operations Center monitoring.
•
Availability and Uptime: CCC’s application environment is designed for high availability utilizing redundant databases, servers, network components, and storage, which maximizes availability through a network architecture designed to compartmentalize web, application, and database layers. Since January 2020, CCC system availability has been 99.91%.

Our technology infrastructure offers proven performance at enterprise scale and is designed to support the future needs of our industry as data continues to proliferate. As of year-end 2024, we processed more than 375 terabytes of network traffic and execute nearly 5.2 billion database transactions each day. We have invested in hyperscale infrastructure, enabling us to effectively process and store extremely large amounts of information, photos, videos, and driving data. For example, we receive, process, and store nearly 800 million photos each year.

Our application layer delivers solutions to a base of more than 843,000 registered users. CCC applications power end-to-end customer experiences, digital workflows, AI, network management, and telematics capabilities across the markets we serve. Our AI approach is based on automated deep learning and parallel processing of mathematical models. This comprehensive approach to data science allows us to continuously improve the accuracy of existing models and release new models that automate time consuming workloads.

Network integrations across more than 300 insurers, approximately 30,500 repair facilities, the majority of OEMs and thousands of other ecosystem participants unlock the power of the CCC platform. Our network creates tremendous value for our customers, is not easily replicated, and sets us apart from other vertical software companies. We believe that integrating to the insurance economy is the only way to deliver full end-to-end digital workflows across insurance processes. Today we enable more than 500 million interface transactions each year.

Research and Development

Our market leading research and development efforts focus on enhancing our solutions to meet the complex requirements of our customers with a focus on capabilities, operational efficiency, security, and privacy in the cloud. In addition, we invest in new solutions that expand the breadth of our software offerings and create new capabilities for our customers, leveraging current technologies. Our research and development efforts are intended to help our customers improve their operations; drive improved digital experience with their customers and business partners; and gather, store, and analyze data to improve business decisions. We also invest significantly in developing our solutions, services and necessary integrations to meet market requirements, including regulations, language, currency, and local terminology. This market-specific functionality must be updated regularly to stay current with regulatory changes in each market. We rely on a geographically dispersed engineering team, which has grown organically and through acquisitions.

Sales and Marketing

CCC marketing and sales organizations directly engage with decision-makers and industry leaders across the insurance economy to drive software adoption. Our digital marketing provides CCC with a platform to execute highly targeted outreach to tens of thousands of active and prospective clients by customizing communications based on specific client needs or marketplace trends.

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

As a thought leader across the insurance economy, CCC delivers valued data and perspectives to these industries. As the publisher of Crash Course, a robust industry dataset on Auto Physical Damage and Casualty claims trends, CCC engages clients and prospects with custom content, industry analysis, and unique insights. Quarterly reports and trends data underpin our marketing outreach generating awareness in trade journals, industry presentations, and online publications. CCC collaborates with partners, clients, and thought leaders to market our solutions and expand our network. Clients participate with us in industry roundtables, including CCC-hosted advisory councils across each of the industries we serve. Additionally, CCC hosts an invitation-only Industry Conference annually.

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

We have more than 300 total insurance customers (including carriers, self-insurers and other entities processing insurance claims) in the U.S., including national and regional carriers. In 2024, our national carrier customers included 26 of the top 30 automotive insurers based on DWP, with average customer relationships spanning more than 10 years, and numerous exclusive arrangements. Our national carrier customers also represent 23 of the top 30 overall P&C insurers in the U.S based on DWP. Further, the acquisition of EvolutionIQ in January 2025 added 7 of the top 15 disability insurers to our network. We work with hundreds of regional carriers, and across all our insurance customers our average contract is approximately three to five years in duration.

We have approximately 30,500 automotive collision repair customers, including national and regional MSOs, independent repair facilities, and automotive dealers that perform collision repair. We partner with all of the national MSOs across the U.S. Our average repair facility contract is approximately three years in duration, though MSO customers can have longer contract terms.

In addition to insurance and repair, our customers include approximately 5,500 parts suppliers, 12 of the top 15 automotive manufacturers as of 2024, and other companies that participate in the insurance economy. Our software solutions and platform are designed to create value for our customers by boosting efficiency, improving cycle time, increasing innovation potential, and enhancing end-customer experiences.

Competition

The insurance economy software market is highly competitive and fragmented. This market is subject to changing technology, shifting customer needs, and introductions of new and innovative software solutions. Our competitors vary in size, breadth, and scope of their solutions. Our current principal competitors include the following:

•
Internally developed software: Our large customers have sufficient IT resources to maintain and update their own proprietary internal systems and to invest in new technology capabilities. Often these in-house technology programs will be supported by large-scale consulting firms.
•
Insurance software vendors: A number of vendors provide software solutions that are specifically designed to meet the needs of the insurance industry, including core systems providers, underwriting data and software providers, and claims software providers. Some of these vendors have supporting ecosystems that enable integration to third parties to facilitate interaction with the supporting insurance economy.
•
Other ecosystem software vendors: Other established vendors and startups offer software targeting specific needs for certain segments of the insurance economy, such as collision repair facility software solutions and parts e-commerce platforms.

Competitive factors in our industry will vary across solution and ecosystem segments. The principal competitive factors include software functionality, performance and value delivery, innovation potential, network breadth, implementation and support, and customer preferences. We believe that we compete favorably on the basis of each of these factors.

Intellectual Property

We own or have pending patents and patent applications, which generally apply to our software. As of December 31, 2024, we owned 30 issued U.S. patents, which are scheduled to expire between December 2025 and December 2040, and 14 patent applications pending for examination in the U.S. We do not believe that the expiration of any soon-to-expire patents will have a material impact on our business.

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

Environmental, Social and Governance (“ESG”)

At CCC, we are committed to conducting our business in a responsible and sustainable manner, in accordance with law. Our ESG approach is designed to align with our corporate strategy and our mission to keep people’s lives moving forward when it matters most. Our Board of Directors (the “Board”) has delegated responsibility for developing and implementing goals regarding ESG and sustainability matters to the Nominating and Corporate Governance Committee and has also directed that the Human Capital and Compensation Committee participate and provide oversight and guidance on social and culture areas affecting ESG-related matters. The Board and the Audit Committee oversee our governance and risk management activities. We have a cross-functional ESG working group responsible for integrating sustainability, responsible practices, and stakeholder engagement into our operations.

Human Capital Management

As of December 31, 2024, we had approximately 2,310 employees and 560 contingent employees. As of December 31, 2024, we had approximately 2,225 employees in the U.S. and approximately 85 employees internationally. None of our employees are represented by a labor union and we have not had any work stoppages.

We have continued to prioritize the health and safety of our employees, offering a flexible work model that balances business requirements and employee preferences. We believe this approach helped us continue to retain our current employees and allows us to remain competitive when hiring future talent.

Our highly engaged workforce is a result of employees’ collective demonstration of our values—integrity, customer-focus, innovation, tenacity, and connection—as well as our collaborative and results-oriented culture. Our annual performance management process embeds leadership competencies for all levels. Specifically for our leaders, these competencies are focused on maintaining highly engaged teams and supporting the development of others. Every employee is encouraged to strive for high performance and continuously learn and grow their skills by working with their manager to create an individual development plan and documented objectives. CCC also offers development offerings such as self-directed e-learning, soft-skill and technical/product training, professional certifications, stretch assignments, and our formal mentorship program. We also offer tuition reimbursement for employees who wish to continue their formal education.

Our goal is to hire individuals who share our passion for and commitment to the work we do. We offer a comprehensive compensation and benefits program that includes competitive wages, a 401(k) with match, an Employee Stock Purchase Program, and a holistic wellness program. Recognizing the importance of work/life balance to mental and physical health, we offer an Employee Assistance Program and paid time off (“PTO”) plan that we encourage employees to use. Ongoing market evaluations help us to identify areas where additional investment may be needed to maintain competitiveness and a compelling employee value proposition.

We have partnered with several job boards and event-based recruiting companies who help expand our reach to a broader, more diverse set of candidates. We have a formal internship program, partnering with universities throughout the country and expanding our partnerships with diverse universities.

We are committed to building inclusive teams and fostering an environment where unique perspectives are celebrated, in accordance with law. We believe a diverse workforce at all levels and an inclusive culture are foundational to our success and will enable us to better serve our customers. We have a Diversity Advisory Council (“DAC”) whose mission is to support the development and execution of our strategy. Through the DAC, we continued to organize several unique cultural/heritage events in 2024 to celebrate and honor the diversity of our team members and support employee-driven employee resource groups (“ERGs”) – the African American Alliance, the Women’s Network, the Growing Professionals ERG and PROUD, made up of employees who identify as LGBTQ+ and their allies. In 2024, we also added two new ERGs - (1) CCC Se Puede, whose mission is to support the Latin American and Hispanic communities through education, acknowledgement, and celebration, and (2) Parents and Caregivers Together, or “PACT”, which provides resources and support to all caregivers, whether they are new parents, caring for elderly parents, or anything in between. Each of our ERGs is open to all employees.

Available Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In accordance with these requirements, the Company files reports and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The Company’s website is https://www.cccis.com/. The Company’s reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the SEC.

Any references to the Company’s website contained herein do not constitute incorporation by reference of information contained on such website and such information should not be considered part of this Annual Report.

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

Our revenue is primarily dependent on customers in the P&C insurance and automotive collision industries, and historically a relatively small number of customers have accounted for a significant portion of our revenue. There were no customers which individually accounted for more than 10% of our total revenue during the year ended December 31, 2024. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue for the foreseeable future. As a result, if we fail to successfully renew our contracts with one or more of these customers, or if any of these customers reduce or cancel services or defer purchases, or otherwise terminate their relationship with us, our business, results of operations and financial condition would be adversely impacted. Some of our SaaS arrangements with our customers can be canceled or not renewed by the customer after the expiration of the SaaS term, as applicable, on relatively short notice. Additionally, we may be involved in disputes with our customers in the future and such disputes may impact our relationship with these customers. The loss of business from any of our significant customers, including from cancellations or due to disputes, could materially impact our business, results of operations and financial condition.

Our large customers have negotiating leverage, which may require us to agree to terms and conditions that result in increased cost of sales, decreased revenue, lower average selling prices and gross margins, and increased contractual liability risks, all of which could harm our results of operations.

Some of our customers include the largest insurers and auto collision repair organizations in the U.S. These customers have significant bargaining power when negotiating new licenses or subscriptions or renewals of existing agreements and have the ability to buy similar solutions from other vendors or develop such systems internally. These customers have and may continue to seek advantageous pricing and other commercial and performance terms that may require us to develop additional features in the solutions we sell to them or add complexity to our customer agreements. In the past, we have been required to, and may in the future be required to, reduce the average selling price of our solutions or otherwise agree to materially less favorable terms in response to these pressures. If we are unable to avoid reducing our average selling prices or renegotiate our contracts on commercially reasonable terms, our results of operations could be adversely impacted.

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

To address demand trends across the insurance economy, we have focused on and plan to continue focusing on the growth and expansion of our SaaS business. This growth strategy has required and will continue to require a considerable investment of technical, financial and sales resources. These investments may not result in an increase in SaaS software revenue and we may not be able to scale such investments efficiently, or at all, to meet customer demand and expectations. Our focus on our SaaS business may increase our costs in any given period and may be difficult to predict over time.

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

Outbreaks, epidemics or pandemics may require modifications to our business. The impact of a public health outbreak, epidemic or pandemic on the global economy could decrease technology spending by our existing and prospective customers and adversely affect their demand for our solutions. Further, responses to such events may impact our sales and implementation cycles which could result in us providing contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue or in difficulty in accurately predicting our financial forecasts. Additionally, any economic downturn or rising unemployment rates resulting from such an outbreak, epidemic or pandemic have the potential to significantly reduce individual and business disposable income and depress consumer confidence, which could limit the ability or willingness of some consumers to obtain and pay for our customers’ products in both the short- and medium-terms, which may negatively impact the ability of our customers to pay for our services or require such customers to request amended payment terms for their outstanding invoices. We are unable to predict the impact that a public health outbreak, epidemic or pandemic may have going forward on the business, results of operations or financial position of any of our major customers, which could impact each customer to varying degrees and at different times and could ultimately impact our own financial performance.

To the extent a public health outbreak, epidemic or pandemic adversely affects our business and financial results, it may also have the effect of heightening other risks described in this “Risk Factors” section, such as those relating to our liquidity.

Factors outside of our control including but not limited to natural catastrophes, war, and terrorism, may adversely impact the insurance economy, preventing us from expanding or maintaining our existing customer base and increasing our revenue.

Our largest customers are carriers who have experienced, and will likely experience in the future, losses from catastrophes, natural disasters or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather, epidemics, pandemics and fires, including as a result of an increase in erratic weather patterns globally which may intensify the impact of certain types of catastrophes. Moreover, acts of terrorism or war could cause disruptions to our business or our customers’ businesses or the economy as a whole.

The risks associated with catastrophes, natural disasters, war and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. In recent years, for example, parts of the U.S. suffered extensive damage due to multiple hurricanes, fires, floods and other extreme weather events. The combined effect of those losses on carriers was significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue as such events may cause customers to postpone purchases of new offerings or to discontinue existing projects. Any of these events could materially impact our business, results of operations and financial condition.

A downturn in the insurance or automotive collision industries, claim volumes, or supporting economies, which are outside of our control, could adversely impact our results of operations.

Revenue for some of our solutions is derived from claims volumes rather than from the subscription fees that represent the majority of our revenue. Claim volume-based solution revenue is driven by individual customer usage and can be impacted by market conditions within the insurance economy, including the relative market positions of our customers. As a result, our transactional revenue can be adversely affected by factors outside of our control, including but not limited to, industry trends, market events, and customer-specific usage changes. The transactional portion of the business also presents more challenges to accurately forecasting future revenues.

Changes in the insurance and automotive collision industries, including the adoption of new technologies, such as AI or autonomous vehicles, may significantly impact our results of operations.

Aspects of our business, and our customers’ businesses, which our solutions and services support, can be impacted by events in the insurance and automotive collision industries which are beyond our control. Certain trends in the automotive industry, including adoption of AI solutions, the continued adoption of semi-autonomous or autonomous vehicles and the advent of improved automotive safety features, may potentially impact the future market for, and operations of, the P&C insurance and automotive collision industries. While the impacts and timing of these changes are currently unknown, if this has an adverse impact on the P&C insurance or the automotive collision industries, it could have an adverse impact on our future result of operations.

Our customers may defer or forego purchases of our solutions or services in the event of weakened global economic conditions, political transitions or industry consolidation.

Our financial performance depends, in part, on the state of the economy. Declining levels of economic activity may lead to declines in spending in the industries we serve, which may result in decreased revenue for us. Concern about the strength of the economy may slow the rate at which businesses are willing to enter into new contractual arrangements, potentially including those for our solutions. If our customers and potential customers experience financial hardship as a result of a weakened economy, industry consolidation, or other factors, the overall demand for our solutions could decrease. If economic conditions worsen, our business, results of operations, and financial condition could be adversely impacted. Consolidation in the insurance industry may result in reduced overall spending on our solutions. Acquisitions of customers or potential customers can delay or cancel sales cycles or result in existing arrangements not being renewed, and because we cannot predict the timing or duration of such acquisitions, our results of operations could be materially impacted.

Global events such as the imposition of trade tariffs, public health outbreaks, supply chain disruption, inflationary pressures, labor shortages, global conflicts including the war in Ukraine or a resurgence of conflict in the Middle East, and political transitions in the U.S. and globally have created and may continue to create economic uncertainty in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our solutions or services, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Moreover, during challenging economic times, our customers may be unable to timely access sufficient credit, which could impair their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to write-off accounts receivable as uncollectible, which would adversely affect our financial results. A substantial downturn in the insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology (“IT”), delaying or canceling information technology projects, or seeking to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy, both in the U.S. and abroad, including conditions resulting from financial and credit market fluctuations, could decrease corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.

Macroeconomic factors impacting the principal industries we serve could adversely affect adoption, usage, or average selling prices of our solutions.

We expect to continue to derive most of our revenue from the solutions and additional services we provide to the P&C insurance industry, the automotive collision industry, and the P&C insurance economy generally, including the automotive industry. Given the concentration of our business activities in these industries, we will be particularly exposed to certain economic downturns affecting them. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile. General business and economic conditions that could affect us and our customers include fluctuations in economic growth, inflation, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which our customers operate. A poor economic environment could result in significant decreases in demand for our solutions, including the delay or cancellation of current or anticipated projects, or could present difficulties in collecting accounts receivables from our customers due to their deteriorating financial condition. Our existing customers may be acquired by or merged into other entities that use our competitors’ products, or they may decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company that has a poor economic outlook or is closed.

In addition, a significant portion of our operating costs are comprised of personnel-related expenses. We have experienced and may, in the future, experience increased labor costs as well as other costs necessary to conduct our business. To the extent we cannot pass along such increased costs to our customers, our results of operations and financial condition may be adversely affected. We have a substantial number of long-term customer contracts, which means we cannot modify the prices paid by the customers under such contracts to pass along such increased costs. Although some of our customer contracts include price increases over time, we cannot be sure that those increases will match increased costs in timing or amount.

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

We expect the intensity of competition to remain high in the future, as the amount of capital invested in current and potential competitors, including insurance technology companies, has increased significantly in recent years. As a result, our competitors or potential competitors may develop improved product or sales capabilities, or even a technology breakthrough that disrupts our market. The emerging availability of “off-the-shelf” AI models may increase the ability of existing and new competitors to develop technology and applications which may compete with our solutions. Continuing intense competition could result in increased pricing pressure, increased sales and marketing expenses, and greater investments in research and development, each of which could negatively impact our profitability. Current and potential competitors may be able to devote greater resources to, or take greater risks in connection with, the development, promotion, and sale of their products than we can devote to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs, thus leading to their wider market acceptance. We may not be able to compete effectively and competitive pressures may prevent us from acquiring and maintaining the customer base necessary for us to increase our revenue and profitability.

In addition, the insurance economy is evolving rapidly, and we anticipate the market for cloud-based solutions will become increasingly competitive. If our current and potential customers move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services either comparable or better suited than ours to address the demand for such cloud-based solutions, which could reduce demand for our offerings. This could include new competitors, or new offerings from existing competitors, that utilize AI-based tools. To compete effectively we will likely be required to increase our investment in research and development, as well as the personnel and third-party services required to improve reliability and lower the cost of delivery of our cloud-based solutions. This may increase our costs more than we anticipate and may adversely impact our results of operations.

Our current and potential competitors may also establish cooperative relationships among themselves, with our customers, or with third parties to further enhance their resources and offerings. Current or potential competitors may be acquired by other vendors or third parties with greater available resources. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, to devote greater resources to the promotion or sale of their products and services, to initiate or withstand substantial price competition, or to take advantage of emerging opportunities by developing and expanding their product and service offerings more quickly than we can. Additionally, they may hold larger portfolios of patents and other intellectual property rights as a result of such relationships or acquisitions. If we are unable to compete effectively with these evolving competitors for market share, our business, results of operations, and financial condition could be materially and adversely affected.

If we are unable to develop, introduce and market new and enhanced versions of our solutions and services, we may be put at a competitive disadvantage and our operating results could be adversely affected.

As technology continues to develop at a rapid pace, both within the insurance economy and more broadly across the insurance ecosystem, the possibility of the development of technological advancements made by other firms will increase. If we are unable to internally develop or acquire suitable alternatives to such developments or otherwise deploy competitive offerings our business and growth opportunities may be challenged. Additionally, certain insurance ecosystem customers may seek to develop internal solutions which could potentially compete with related offerings from us in whole or part. Technologies such as enhanced modeling, AI and machine learning technology may offer certain firms, including insurance carriers, the opportunity to make rapid advancements in the development of tools which may impact the industry broadly.

New solutions utilize and will continue to be based on AI technologies in the future. As such, the market acceptance of AI-based solutions is critical to our continued success. In order for cloud-based AI solutions to be widely accepted, organizations must overcome any concerns with placing sensitive information on a cloud-based platform. Furthermore, our ability to effectively market and sell AI-based solutions to customers is partly dependent upon the pace at which enterprises undergo digital transformation as well as on our customers’ (and their customers’) acceptance of the use of AI. Customers’ acceptance of the use of AI may be impacted by public perceptions of the use of AI generally, including concerns relating to its reliability, bias and other factors. If our customers do not accept the use of AI, or put significant limitations on how AI can be deployed in the solutions they purchase, it may have a material and adverse impact on our business, results of operations or financial condition. Additionally, as technologies continue to become more integrated with AI technologies, governments may implement data privacy and AI regulations with which we will need to comply, and which may result in the incurrence of additional costs and expenses.

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

Sales cycles for some of our solutions are complex and can be lengthy and unpredictable, requiring pre-purchase evaluation by a significant number of employees in our customers’ organizations, and can involve a significant operational decision by our customers. Our sales efforts involve educating our customers about the use and benefits of our solutions, including in the technical capabilities and the potential cost savings achievable by organizations using our solutions. For larger business opportunities, such as converting a new insurance customer, customers undertake a rigorous pre-purchase decision-making and evaluation process which typically involves due diligence and reference checks. As our portfolio of solutions expands, sales efforts may need to be targeted to disparate groups within our customers’ and potential customers’ organizations, which will increase the time and investment necessary to compete a sale. We invest a substantial amount of time and resources in our sales efforts without any assurance that our efforts will produce sales. Even if we succeed at completing a sale, we may be unable to predict the size or term of an initial SaaS arrangement until very late in the sales cycle. In addition, we sometimes commit to include specific functions in our base solutions offering at the request of a customer or group of customers. Providing this additional functionality may be time consuming and may involve factors that are outside of our control. Customers may also insist that we commit to certain timeframes in which systems built around our solutions will be operational, or that once implemented our solutions will be able to meet certain operational requirements. Our ability to meet such timeframes and requirements may involve factors that are outside of our control, and failure to meet such timeframes and requirements could result in us incurring penalties, costs and/or additional resource commitments, which would adversely affect our business and results of operations.

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

We have expanded our operations over time and expect to continue to do so in the future. We utilize a hybrid working model of in-person and remote work, which brings challenges to managing our business and work force, including increased risk of cyberattacks due to more employees working remotely. This work environment has placed, and will continue to place, challenges on our operations and our personnel. We will also need to identify, add and retain additional qualified personnel across our operations. To manage our anticipated future operational expansion effectively, we must maintain, and continue to enhance, our IT infrastructure and financial and accounting systems and controls, and manage expanded operations and employees in geographically distributed locations. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new solutions. If we increase the size of our organization without experiencing an increase in sales of our solutions, we will experience reductions in our gross and operating margins and net income. We may also deem it advisable in the near-term or later to downsize certain of our offices in order to reduce costs, which may cause us to incur related charges. A further change to our operating model, at the local level or globally, including any return-to-office mandates, could exacerbate these impacts and may also result in employee retention, engagement or other impacts. These impacts and disruptions could negatively affect our operations or internal controls over financial reporting and may require us to implement new processes, procedures and controls to respond to further changes in our business environment. If we are unable to effectively manage our expanding operations or manage the increase in remote employees, our expenses may increase more than expected, our revenue could decline or grow more slowly than expected and we may be unable to implement our business strategy.

If we are unable to develop new markets or sell our solutions into these new and existing markets, our opportunities for growth may not be achieved.

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

Developing software is time consuming and costly, and investment in development may involve a long payback cycle. Our research and development expenses were $201.5 million, or 21% of our total revenue, for the year ended December 31, 2024. Including the amount we capitalized for internal use software of $43.1 million, our total spend was 26% of total revenue for the year ended December 31, 2024. Our future plans include significant investments to develop, improve and expand the functionality of our solutions, which we believe is necessary to maintain our competitive position. However, we may not recognize significant revenue from these investments for several months or years, or the investments may not yield any additional revenue.

Changes in, or violations by us or our customers of, applicable government regulations could reduce demand for or limit our ability to provide our solutions and services in those jurisdictions.

Our insurance industry customers are subject to extensive government regulations, mainly at the state level in the U.S. and at the country level in our non-U.S. markets. Some of these regulations relate directly to our software and services, including regulations governing the use of total loss, casualty claims processing, and photo estimating software. If our insurance company customers fail to comply with new or existing insurance regulations, including those applicable to our software and services, they could lose their certifications to provide insurance and/or reduce their usage of our software and services, either of which would reduce our revenues. We have in the past and continue to spend considerable time and resources working with our customers to help them navigate these regulations, including Department of Insurance market conduct examinations and defending against class action lawsuits. If our solutions or services are found to be defective, we could be subject to liability. In addition, future regulations could force us to implement costly changes to our software and/or databases or have the effect of prohibiting or rendering less valuable one or more of our offerings. Also, we are subject to direct regulation in some markets, and our failure to comply with these regulations could significantly reduce our revenues or subject us to government sanctions.

Sales to customers or operations outside the U.S. may expose us to risks inherent in international sales.

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

The Chinese economy differs from the economies of most developed countries in many respects, including the degree of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Accordingly, our business, prospects, financial condition and results of operations may be affected to a significant degree by the general political, economic and social conditions in China. These conditions may be impacted by macroeconomic or geopolitical factors beyond our control, including any deterioration in the political and trade relationship between the U.S. and China or the imposition of tariffs. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China are still owned or controlled by the government. By virtue of our serving customers in China that are at least partially owned or controlled by the government, there is also an increased risk of running afoul of the

FCPA and other laws and regulations concerning anti-bribery and anti-corruption, including local Chinese laws, particularly given that China is perceived to present a heightened risk from an anti-corruption perspective. Any efforts to expand our business operations in China may include engaging with partners and third-party intermediaries who may have direct or indirect dealings with those deemed by anti-corruption laws to be government officials, further increasing the risk of violations of such laws that may result in fines and/or criminal sanctions against us, our officers, or our employees. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

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

Any violation of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, and liability for the actions of corrupt or other illegal activities of such third-party intermediaries, their employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. Additionally, any such violations could materially damage our reputation, brand, international expansion efforts, ability to attract and retain employees, and our business, prospects, operating results and financial condition. Responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant legal costs and other professional fees.

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

As we expand our business and operations internationally, our international sales may be denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We typically collect revenue and incur costs in the currency of the location in which we provide our solutions and services, but our contracts with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a hedge in the future or as we expand internationally. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain current asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenue and operating income, which could have an adverse effect on our stock price. As we expand internationally, we will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenue or results of operations.

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

We attempt to protect our intellectual property, technology and confidential information by generally requiring our employees, contractors, and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements, all of which offer only limited protection. These agreements may not effectively prevent, or provide an adequate remedy in the event of, unauthorized use or disclosure of our confidential information, intellectual property or technology. Similarly, our customers, contractors, consultants and vendors may allege ownership of, or other rights in or to, confidential information, intellectual property or technology which we consider to be proprietary. Despite our efforts to protect our confidential information, intellectual property, and technology, unauthorized third parties may gain access to our confidential proprietary information, develop and market solutions similar to ours, or use trademarks similar to ours, any of which could materially impact our business and results of operations. In addition, others may independently discover our trade secrets and confidential information, and in such cases, we could not assert any trade secret rights against such parties. Existing U.S. federal, state and international intellectual property laws offer only limited protection. The laws of some foreign countries do not protect our intellectual property rights to as great an extent as the laws of the U.S., and many foreign countries do not enforce these laws as diligently as governmental agencies and private parties in the U.S. More broadly, enforcing intellectual property protections outside the U.S., including in some countries we operate in, can be more challenging than enforcement in the U.S. The Company takes certain actions when operating in countries where IP, technology and confidential information, is not as well protected, including steps such as preventing placing sensitive IP in such countries, as an example. Moreover, policing our intellectual property rights is difficult, costly and may not always be effective.

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

Engagement in any type of intellectual property collaboration agreement requires diligent management of intellectual property rights. Other than in specific, limited circumstances, we do not engage in joint ventures, collaborations or sponsored development agreements. Should we enter into such agreements in future, the development of joint intellectual property would create additional administrative and financial burdens, and may place us at heightened risk of disputes or litigation regarding ownership, maintenance or enforcement of such joint intellectual property.

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

As a software business, we face risks of cyber-attacks, including ransomware and phishing attacks, social engineering attacks, computer break-ins, theft, fraud, misappropriation, misuse, denial-of-service attacks, and other improper activity that could jeopardize the performance of our platform and solutions and expose us to financial and reputational impact and legal liability, especially with regards to regulators such as the Federal Trade Commission (the “FTC”), which has become increasingly aggressive in prosecuting alleged failure to secure personal data as unfair and deceptive acts or practices under the Federal Trade Commission Act. Furthermore, such adverse impact could be in the form of theft of our or our customers’ confidential information, the inability of our customers to access our systems, or the improper re-routing of customer funds through fraudulent transactions or other frauds perpetrated to obtain inappropriate payments and may result from accidental events (such as human error) or deliberate attacks. To protect the information we collect and our systems, we have implemented and maintain commercially reasonable security measures and information security policies and procedures informed by requirements under applicable law and recommended practices, in each case, as applicable to the data collected, but we cannot be sure that such security measures will be sufficient. In some cases, we must rely on the safeguards put in place by third parties to protect against security threats. These third parties, including vendors that provide products and services for our operations, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure. Our network of business application providers could also be a source of vulnerability to the extent their business applications interface with ours, whether unintentionally or through a malicious backdoor. We cannot, in all instances, review the software code included in third-party integrations. Although we vet and oversee such vendors, we cannot be sure such vetting and oversight will be sufficient. We also exercise limited control over these vendors, which increases our vulnerability to problems with services they provide. Any errors, failures, interruptions or delays experienced in connection with these vendor technologies and information services or our own systems could negatively impact our relationships with partners and adversely affect our business and could expose us to liabilities. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, and may be difficult to detect for long periods of time, we or these third parties may be unable to anticipate these techniques or to implement adequate preventative measures. With the increasing frequency of cyber-related frauds to obtain inappropriate payments, we need to ensure our internal controls related to authorizing the transfer of funds are adequate. We may also be required to expend resources to remediate cyber-related incidents or to enhance and strengthen our cyber security. Any of these occurrences could create liability for us, put our reputation in jeopardy, and adversely impact our business.

Our customers provide us with information that our solutions store, some of which is personal, sensitive or confidential information about them, their customers, insureds or third-party claimants, or their financial transactions and which may include medical information. We have security systems and information technology infrastructure designed to protect against unauthorized access to and disclosure of such information. The security systems and infrastructure we maintain may not be successful in protecting against all security breaches and cyber-attacks, including ransomware and phishing attacks, social-engineering attacks, computer break-ins, theft, fraud, misappropriation, misuse, denial-of-service attacks and other improper activity. Threats to our information technology security can take various forms, including viruses, worms, and other malicious software programs that attempt to attack our solutions or platform or to gain access to the data of our customers or their customers. Non-technical means, for example, actions or omissions by an employee or trespasser, can also result in a security breach. Any significant violations of data privacy could result in the loss of business, litigation, regulatory fines or investigations, loss of customers, and penalties that could damage our reputation and adversely affect the growth of our business. In addition, we maintain liability insurance coverage, including coverage for cyber-liability. It is possible, however, that claims could be denied or exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may negatively impact our customer relationships, market acceptance of our solutions, including unrelated solutions, or our reputation and business.

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

Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.

We use machine learning and AI technologies in our solutions and business, and we are making investments in expanding the use of AI solutions, including ongoing deployment and improvement of features using AI technologies. The introduction of AI technologies into new or existing solutions may result in new or enhanced governmental or regulatory scrutiny, scrutiny by our customers or potential customers, litigation, confidentiality or security risks, ethical concerns, legal liability, or other complications. Compliance with new or changing laws, regulations, industry standards or customer requirements relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. A failure on our part to develop solutions to permit compliance with regulatory regimes and/or our customers’ requirements may result in unforeseen costs or delays deploying new and improved features using AI technologies. Furthermore, while we aim to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. Uncertainty around new and emerging AI technologies may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide related to the collection and use of training data, and development of appropriate protections and safeguards for handling the use of customer data with AI technologies, which may be costly and could impact our expenses. AI technologies incorporated into our solutions and business processes may use algorithms, datasets, or training methodologies that may be flawed or contain deficiencies that may be difficult or impossible for us to detect during testing, including as a result of the use of biased or insufficient training data. Any of the foregoing may result in decreased demand for our solutions, harm to our business, results of operations or reputation, legal liability, regulatory action or failure to achieve expected results including if use products or enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole. In addition, third parties may deploy AI technologies in a manner that reduces customer demand for our solutions.

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

We rely on independent third parties to provide certain services to us. The state of the law regarding independent contractor status varies and is subject to change based on court decisions, legislation, and regulation. For example, at the federal level, the Department of Labor published a final rule in January 2024 on independent contractor status. Meanwhile, the National Labor Relation Board (“NLRB”) modified its own independent contractor standard under the National Labor Relations Act (“NLRA”) in a decision published in June 2023. Furthermore, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact sensitive and vary from jurisdiction to jurisdiction. We may be subject to claims that certain independent contractors should be treated as our employees. Adverse determinations regarding the status of any of our independent contractors could, among other things, entitle such individuals to the reimbursement of certain expenses and to the benefit of wage-and-hour laws, and could result in the Company being liable for income taxes, employment, social security, and withholding taxes and benefits for such individuals, and penalties and interest related to any unpaid amounts.

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

We have, and may in the future, acquire or invest in companies, or pursue business partnerships, which may divert our management’s attention or result in dilution to our stockholders, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions, investments or partnerships.

We expect to continue to grow, in part, by making targeted acquisitions in addition to our organic growth strategy. Our business strategy includes the potential acquisition of shares or assets of companies with software, technologies or businesses complementary to ours, both domestically and globally. Our strategy also includes alliances with such companies. Acquisitions and alliances, including our recent acquisition of EvolutionIQ, Inc., may result in unforeseen operating difficulties and expenditures and may not result in the benefits anticipated by such corporate activity.

In particular, we may fail to assimilate or integrate the businesses, technologies, services, solutions, personnel or operations of the acquired companies, retain key personnel necessary to favorably execute the combined companies’ business plan, or retain existing customers or sell acquired solutions to new customers. Additionally, the assumptions we use to evaluate acquisition opportunities may not prove to be accurate, and intended benefits may not be realized. Our due diligence investigations may fail to identify all of the problems, liabilities or other challenges associated with an acquired business which could result in increased risk of unanticipated or unknown issues or liabilities, including with respect to environmental, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective. As a result, we may overpay for, or otherwise not achieve some or any of the benefits, including anticipated synergies or accretion to earnings, that we expect to achieve in connection with our acquisitions, we may not accurately anticipate the fixed and other costs associated with such acquisitions, or the business may not achieve the performance we anticipate, any of which may materially adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as our stock price. Further, if we fail to achieve the expected synergies from our acquisitions and alliances, we may experience impairment charges with respect to goodwill, intangible assets or other items, particularly if business performance declines or expected growth is not realized. Impairment charges with respect to goodwill, intangible assets or other items may also be required due to circumstances outside of our control, including macroeconomic factors impacting inputs used in the calculation of the fair value of such items. Any future impairment of our goodwill or other intangible assets could have an adverse effect on our financial condition and results of operations.

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

Increased scrutiny and evolving stakeholder expectations with respect to ESG matters may impose additional costs and expose us to new risks.

Companies are facing increasing scrutiny from regulators, investors, consumers and other stakeholders related to ESG and sustainability matters. We have developed and disclosed ESG focus areas which reflect our current plans and aspirations but are not guarantees that we will be able to achieve them. Our efforts to accurately report on these focus areas present numerous operational, reputational, financial, legal and other risks, certain of which are outside of our control, and could have, under certain circumstances, a material adverse impact on us, including on our reputation and stock price. Further, we may face reputational damage in the event our ESG and sustainability initiatives do not meet the standards set by our investors, shareholders, lawmakers, listing exchanges, credit rating agencies or other constituencies. Further, some stakeholders may disagree with our ESG strategy, focus areas and initiatives and/or view it as unnecessary. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust and thereby affect our brand and reputation.

Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Certain investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, some investors use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions, or take other actions, to hold these corporations and their boards of directors accountable. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG initiatives are increasingly resorting to a range of forms of activism, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. Additionally, credit rating agencies may use these scores, or their own scores and ratings, as a consideration in their evaluation of our credit risk. If our credit rating is downgraded on the basis of ESG or “sustainability” metrics, we may face increased costs of capital. We may also face reputational damage in the event we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services, or if we are viewed by certain investors, shareholders or third parties as putting too heavy a focus on ESG and/or sustainability initiatives. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks.

In addition, we may be subject to disclosure laws and regulations related to sustainability matters. For example, in in October 2023, California enacted legislation that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2, and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures. Compliance with any new laws, regulations or disclosure obligations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly and adversely affect our profitability.

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

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted. If we accumulate additional funds through debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot assure stockholders that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our solutions, invest in future growth opportunities or otherwise respond to competitive pressures could be significantly limited. Any of these factors could adversely impact our results of operations.

We rely on information systems in managing our operations and any system failure or deficiencies of such systems may have an adverse impact on our business.

We rely on our financial, accounting, compliance and other data processing systems, and those of our third-party vendors or service providers who support these functions. Any failure or interruption of these systems, whether caused by natural disaster, power or telecommunications failures, acts of terrorism or war, system modifications or upgrades, or otherwise, could materially adversely affect our business. Although back-up systems are in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate.

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

Regulatory Risk Factors

Failure to comply with data privacy laws and regulations could subject us to fines, sanctions or litigation, and could potentially damage our brand and reputation and adversely impact our business, results of operations or financial condition.

Data privacy laws and regulation, as well as proposed legislation, enforcement and policy activity are rapidly expanding around the world and creating a complex data privacy compliance environment that poses greater compliance risks and costs, as well as the potential for high profile negative publicity in the event of any data breach. The vast majority of our customers are subject to many privacy and data protection laws and regulations in the U.S. and around the world, and we have also agreed in our contracts with certain of our customers to additional data privacy compliance obligations related to data privacy laws and regulations that may be applicable to them. Some of these privacy and data protection laws and regulations place restrictions on our ability to process personal information across our business.

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

Furthermore, the Fair Credit Reporting Act (“FCRA”) may in the future limit how we use consumer information. The federal law was passed in 1970 to provide consumers with protections relating to the consumer information held by credit reporting agencies. Although we do not believe we are currently subject to the FCRA, we may be in the future, depending on changes to our solutions and services or on additional legislative or regulatory efforts that could further regulate credit reporting agencies and the collection, use, communication, access, accuracy, obsolescence, sharing, correction and security of such personal information. Similar initiatives are underway in other countries.

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

The current data protection landscape may subject us and our third-party service providers to greater risk of potential inquiries and/or enforcement actions. For example, we may find it necessary to establish alternative systems to collect, use, share, retain and safeguard personal information originating from the European Economic Area and caught by the extra-territorial reach of the GDPR, which may involve substantial expense and may cause us to divert resources from other aspects of our business, all of which may adversely affect our results of operations. Further, any inability to adequately address privacy concerns in connection with our SaaS solutions, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, and adversely affect our ability to offer SaaS solutions.

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

We are subject to federal, state and local income taxes in the U.S. and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws, including impacts of the Tax Cuts and Jobs Act enacted in December 2017, the Coronavirus Aid, Relief, and Economic Security Act (also known as the “CARES Act”) of 2020 and the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). The Inflation Reduction Act introduces a 15% minimum tax for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on the fair market value of stock repurchased by certain corporations after December 31, 2022. We do not currently expect that the Inflation Reduction Act will have a material impact on our tax liabilities for 2022, 2023 or 2024.

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

We prepare our consolidated financial statements to conform to U.S. Generally Accepted Accounting Principles (“GAAP”). These accounting principles are subject to interpretation by the SEC, the Financial Accounting Standards Board (“FASB”), and various bodies formed to interpret and create accounting rules and regulations. Recent accounting standards or the guidance relating to interpretation and adoption of standards could have a significant effect on our financial results and could affect our business. Additionally, FASB and the SEC are focused on the integrity of financial reporting, and our accounting policies are subject to scrutiny by regulators and the public.

We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward. If we are not able to successfully adopt new accounting requirements, or if changes to our go-to-market strategy create new risks, then we may experience greater volatility in our quarterly and annual results, which may cause our stock price to decline.

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

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Litigation might result in substantial costs and may divert management’s attention and resources, which might harm our business, financial condition, and results of operations. For example, we have been named in several putative class action lawsuits, which generally allege that the total loss vehicle valuation generated by the Company’s total loss valuation solution undervalues the actual total loss incurred by the insured and improper adjustment of claims by insurance carriers. We have also been named in putative class action lawsuits challenging an insurer’s adjustment of medical bills. While we believe that we can partially mitigate the risk and severity of exposure from these lawsuits through contractual provisions in certain of our agreements with insurance carriers, and carrying our own insurance that we believe is adequate to cover adverse claims arising from these lawsuits or similar lawsuits that may be brought against us, we may not have adequate contractual protection in all of our contracts and defending these and similar litigation is costly, diverts management from day-to-day operations, and could harm our brand and reputation. As a result, we may ultimately be subject to a damages judgment, which could be significant and exceed our insurance policy limits or otherwise be excluded from coverage.

Regardless of the outcome of any existing or future litigation, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, harm to our reputation, and other factors. See “Item 3 —Legal Proceedings.”

Reliance on Third Parties and Key Personnel Risk Factors

If we are unable to retain our personnel and hire and integrate additional skilled personnel, we may be unable to achieve our goals and our business may suffer.

Our future success depends upon our ability to continue to attract, train, integrate and retain highly skilled employees, particularly those on our management team, and our sales and marketing personnel, SaaS operations personnel, professional services personnel and software engineers. Our inability to attract and retain qualified personnel, or delays in hiring required personnel, including attrition, retention and delay issues due to macroeconomic and other factors beyond our control, may adversely impact our business, results of operations and financial condition. If U.S. immigration policy related to skilled foreign workers were materially adjusted, such a change could hamper our efforts to hire highly skilled foreign employees, including highly specialized engineers, which would adversely impact our business.

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

To the extent that we hire personnel from competitors, we may be subject to allegations that such personnel are restricted from working for us because of their non-competition or non-solicitation obligations to these competitors, have been improperly solicited or have divulged proprietary or other confidential information. In addition, we have a limited number of salespeople and the loss of several salespeople within a short period of time could have a negative impact on our sales efforts. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, or we may be required to pay increased compensation in order to do so. The use of noncompete or similar provisions in employment agreements is the subject of debate and new laws and rules at the federal and state levels. Our profitability could be harmed if our employees leave to work for our competitors and we may also face increased allegations by third-parties that our employees have disclosed to us, or improperly used for our benefit, proprietary or confidential information of third parties, and may need to expend additional resources to protect our own proprietary and other confidential information.

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

We currently serve our customers from third-party data center and cloud hosting facilities. Our operations depend in part on these third-party providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. In the event that our arrangements with these third-party providers are terminated, or if there are any lapses of service or damage to a provider’s facilities, we would likely experience significant interruptions in our cloud-based applications or other business operations as well as delays and additional expenses in making new arrangements to restore services. Any interruptions or delays in our service, whether as a result of third-party error, our own error, extreme weather or natural disasters, acts of terrorism, power loss, telecommunications failures, break-ins and similar events, or security breaches, whether accidental or willful, could impair our ability to deliver our solutions to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers and adverse impact to our operations and our business and could cause our revenue to decrease and/or our expenses to increase. Also, in the event of damage or interruption, our contractual agreements with third party vendors and insurance policies may not adequately compensate us for any losses that we may incur.

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

In the ordinary course of business, our IT systems will continue to require modification and refinements to address growth and changing business requirements, including technological advancement that could result in our solutions being run less expensively on a different platform or could accelerate obsolescence of our existing systems and infrastructure. If it should be needed, a change in service provider for our data center housing or other third-party solutions would be costly and time-consuming to implement, which could negatively impact our operating results. In addition to the financial impacts, a transition of this type would be a complex effort, which could result in errors or service interruptions for customers and could require considerable staff and management’s attention being dedicated to the effort, potentially limiting our capacity for undertaking other projects. If we are not able to adapt to changing technologies or meet customer demands for new processes or technologies in a timely and cost-effective manner, or if our existing IT systems and infrastructure becomes, or is perceived as being, outdated or less sophisticated than our competitors’, we may not be able to retain existing customers and attract new customers necessary to sustain and grow our business.

We are currently in the process of migrating certain core IT systems and customer-facing applications to third-party cloud providers. If we do not complete the transition or fail to administer these new environments in a well-managed, secure and effective manner, if the platform(s) we migrate to become unavailable or do not meet their service level agreements for any reason, if our solutions do not perform as we expect them to within these new environments or are unable to integrate efficiently with other environments, or if we are unable to appropriately balance the introduction of new capabilities and systems with the management of existing systems, we may experience unplanned service disruption or unforeseen costs which could result in material harm to our business and results of operations. Our third-party cloud providers, or other service providers, could experience system breakdowns or failures, outages, downtime, cyber-attacks, adverse changes to financial condition, bankruptcy, or other adverse conditions, which could have a material adverse effect on our business and reputation.

Indebtedness

Our financial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our market, expose us to interest rate risk, and prevent us from timely satisfying our obligations.

As of December 31, 2024, our total debt outstanding under the 2021 Credit Agreement (as defined below) was $776.0 million under our Term B Loan (as defined below) and we had additional unused borrowing capacity under our 2021 Revolving Credit Facility (as defined below) of $249.3 million. As of January 23, 2025, the date of the Fourth Amendment (as defined below) to the 2021 Credit Agreement, our total debt outstanding under the 2021 Credit Agreement was $1,001.0 million under our Term B Loan and we had additional unused borrowing capacity under our 2021 Revolving Credit Facility of $249.3 million. For a description of our 2021 Credit Facilities (as defined below) see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt.” If we cannot generate sufficient cash flow from operations to service the 2021 Credit Facilities, we may need to refinance the 2021 Credit Facilities, dispose of assets, or issue equity to obtain necessary funds; we do not know whether we will be able to take any such actions on a timely basis or on terms satisfactory to us or at all.

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
•
increasing our cost of borrowing.

Borrowings under the 2021 Credit Facilities bear interest at rates based on the ratio of the Company’s and its subsidiaries’ consolidated first lien net indebtedness to the Company’s and certain of its subsidiaries’ consolidated EBITDA for applicable periods specified in the 2021 Credit Facilities.

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

The 2021 Credit Agreement contains representations and warranties, and affirmative and negative covenants, customary for a financing of the type. With respect to the 2021 Revolving Credit Facility, the Company is subject to a springing first lien leverage test, tested each fiscal quarter, only if a minimum of 35.0% of the 2021 Revolving Credit Facility is (subject to certain exclusions set forth in the 2021 Credit Agreement) drawn at the end of such fiscal quarter. The Company was not subject to the first lien leverage test as of December 31, 2024.

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

Cypress Investor Holdings, L.P., GPE VIII CCC Co-Investment (Delaware) Limited Partnership and Advent International GPE VIII-C Limited Partnership (collectively, the “Advent Investor”) owns approximately 21.22% of our common stock based on the number of shares outstanding as of February 18, 2025. Under the Amended and Restated Registration and Shareholder Rights Agreement by and among Dragoneer Growth Opportunities Corp. (n/k/a CCC Intelligent Solutions Holdings Inc.) and the stockholders party thereto, dated as of February 2, 2021 (the “Shareholder Rights Agreement”), the Advent Investor has the right to designate for election or appointment as directors (i) six individuals for so long as it owns at least 50% of the shares it held as of closing of the Business Combination, (ii) four individuals for so long as it owns at least 25% of the shares it held as of closing of the Business Combination and (iii) two individuals for so long as it owns at least 10% of the shares it held as of closing of the Business Combination. As of February 18, 2025, the Advent Investor owns 37.39% of the shares it held as of closing of the Business Combination. For as long as the Advent Investor continues to beneficially own a substantial percentage of the voting power of our outstanding common stock, it will continue to have significant influence over us. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of the Advent Investor may not always coincide with our interests or the interests of our other stockholders. For example, the Advent Investor could exercise significant influence over all matters requiring a stockholder vote, including, without limitation: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our certificate of incorporation and our bylaws; and our winding up and dissolution. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders an opportunity to receive a premium for their common stock as part of a sale and might ultimately affect the market price of our common stock. Other than our Chief Executive Officer, members of our Board, by the terms of our certificate of incorporation, are not required to offer us any corporate opportunity of which they become aware and can take any such corporate opportunity for themselves or offer it to other companies in which they have an investment. We, by the terms of our certificate of incorporation, will expressly renounce any interest or expectancy in any such corporate opportunity to the extent permitted under applicable law, even if the opportunity is one that we or our subsidiaries might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. The Advent Investor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. In addition, the Advent Investor may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline, or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

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

As a public company we incur significant legal, accounting, and other expenses, including costs resulting from public company reporting obligations under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and regulations regarding corporate governance practices. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules of the SEC, the listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have hired, and may continue to hire, additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company. Our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have increased our legal and financial compliance costs and have made and will make some activities more time-consuming and costly. We continuously evaluate the rules and regulations applicable to us as a public company and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We cannot predict or estimate the amount of additional costs we will incur as a result of compliance, disclosure and governance matters or the timing of such costs. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our Board or Board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms. If we identify one or more material weaknesses in our internal control over financial reporting in the future, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Pursuant to our certificate of incorporation, to the fullest extent permitted by law, the doctrine of corporate opportunity will not apply to any of our directors who is not an employee of us or any affiliate of such non-employee director (including any entity of which such non-employee director serves as a director, manager, officer, employee, agent or other representative, and any direct or indirect partner, stockholder, member, manager or other representative of, or investment vehicle or other entity controlling, controlled by or under common control with, such an entity), and pursuant to the Shareholder Rights Agreement, to the fullest extent permitted by law, the doctrine of corporate opportunity and any analogous doctrine will not apply to (i) Dragoneer Growth Opportunities Holdings, a Cayman Islands limited liability company (“Sponsor”), the Advent Investor and certain other investors, (ii) any of our directors or officers who is not our or our subsidiaries’ full-time employee or (iii) any affiliate, partner, advisory board member, director, officer, manager, member or shareholder of Sponsor, the Advent Investor, or certain other investors who are not our or our subsidiaries’ full-time employee (any such person described in the foregoing sentence being referred to herein as an “External Party”). Therefore, we renounced any interest or expectancy in, or being offered an opportunity to participate in, business opportunities that are from time to time presented to any External Party.

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

The Advent Investor may sell their shares and we have filed, and may in the future file or amend, registration statements to provide for the resale of such shares from time to time. If any of these shareholders or another large institutional shareholder were to sell a substantial number of shares of our common stock at once or in large blocks, or are perceived by the market as intending to sell them, the market price of our common stock could decline.

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

Our governing documents and the Delaware General Corporation Law (the “DGCL”) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in our management. Among other things, our governing documents include provisions regarding:

•
the ability of our Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•
the limitation of the liability of, and the indemnification of, our directors and officers;
•
removal of the ability of our stockholders to take action by written consent in lieu of a meeting unless such action has been recommended or approved pursuant to a resolution approved by the affirmative vote of all of the directors then in office;
•
the requirement that a special meeting of stockholders may be called only by a majority of our entire Board , which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•
controlling the procedures for the conduct and scheduling of Board and stockholder meetings;
•
the ability of our Board to amend our bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•
advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board, and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board or management.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity Disclosures

Cybersecurity is the responsibility of our Chief Information Security Officer (“CISO”) who oversees an information security team responsible for maintaining the confidentiality, integrity, and accessibility of data within CCC while continuously monitoring for and responding to cybersecurity threats, with oversight by our EVP, Chief Product and Technology Officer who is responsible for all of our IT systems. Our CISO has 18 years of experience managing risks from security threats and developing and implementing security policies and procedures, as well as relevant degrees and certifications, including a bachelor of science in information systems and cybersecurity and being a Certified Information Security Manager and a Certified Information Systems Security Professional. Our EVP, Chief Product and Technology Officer has over three decades of experience in the technology industry and holds a bachelor of science in computer science.

Our Board has tasked the Audit Committee with oversight of enterprise risk management, including cybersecurity risk management. Our CISO or EVP, Chief Product and Technology Officer briefs the Audit Committee on cybersecurity risks at each of the quarterly meetings of the Audit Committee. These briefings include assessments of cyber risks, the threat landscape, updates on incidents, and reports on our investments in cybersecurity risk mitigation and governance. The Audit Committee and/or the EVP, Chief Product and Technology Officer also regularly briefs the entire Board on cybersecurity matters.

Our cybersecurity strategy prioritizes detection, analysis and response to known, anticipated or unexpected threats, effective management of security risks and resiliency against incidents. Our cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, contractual arrangements, tools and related services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. We implement risk-based controls to protect our information, the information of our customers and other third parties, our information systems, our business operations, and our products and related services. We have adopted security-control principles based on the National Institute of Standards and Technology Cybersecurity Framework and contractual, industry and regulatory best practices and requirements.

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

Item 2. Properties.

Our corporate headquarters are located at 167 N. Green Street, Chicago, Illinois, where we occupy approximately 141,000 square feet of office space pursuant to a lease that expires in 2037. We maintain additional leased office spaces in various locations in the United States and China pursuant to leases that expire between 2025 and 2029. We own a commercial office building in Sioux Falls, South Dakota. We believe that our current facilities are adequate for our present needs and suitable additional facilities will be available to us on commercially reasonable terms if and when needed.

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

As of February 18, 2025, we had 164 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have no current plans to pay cash dividends. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our Board may deem relevant. In addition, our ability to pay dividends is limited by our 2021 Credit Agreement and may be limited by covenants contained in agreement governing other indebtedness we or our subsidiaries incur in the future.

Recent Sales of Unregistered Securities

We had no sales of unregistered equity securities during the period covered by this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer

None.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The following graph shows a comparison of the cumulative total return for our common stock, the NASDAQ Composite Index, and the Standard & Poor’s (S&P) 500 Index for the period from October 6, 2020, the first day Dragoneer’s Class A ordinary shares were traded on a stand-alone basis following its initial public offering through December 31, 2024. For the period between October 6, 2020 through July 30, 2021 the figures relate to Dragoneer’s Class A ordinary shares, and for the period between July 30, 2021 through December 31, 2024, the figures relate to CCC’s common stock. The graph assumes an initial investment of $100 in Dragoneer’s Class A ordinary shares at the market close on October 6, 2020. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and S&P 500 Index assume reinvestment of dividends.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements included herein. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Special Note Regarding Forward-Looking Statements and Risk Factors” and “Risk Factors” as set forth elsewhere in this Annual Report on Form 10-K.

Business Overview

Founded in 1980, CCC is a leading SaaS platform for the multi-trillion-dollar insurance economy powering operations for insurers, repairers, automakers, part suppliers, and more. CCC cloud technology connects more than 35,000 businesses digitizing mission-critical workflows, commerce, and customer experiences. A trusted leader in AI, customer experience, network and workflow management, CCC delivers technology that turns crucial moments into intelligent experiences, with the goal of shaping a world where life just works.

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

We believe we have become a leading insurance and repair SaaS provider in the U.S. by increasing the depth and breadth of our SaaS offerings over many years. Our insurance solutions help insurance carriers manage mission-critical workflows across the claims lifecycle, while building intelligent experiences for their customers. Our software integrates seamlessly with both legacy and modern systems and enables insurers to rapidly innovate on our platform. Our repair solutions help collision repair facilities achieve better performance throughout the collision repair cycle by digitizing processes to drive business growth, streamline operations, and improve repair quality. We have more than 300 insurers on our network, connecting with more than 30,500 repair facilities through our multi-tenant cloud platform. We believe our software is the architectural backbone of insurance DRP systems and is a primary driver of material revenue for our collision repair shop customers and a source of material efficiencies for our insurance carrier customers.

Our platform is designed to solve the “many-to-many” problem faced by the insurance economy. There are numerous internally and externally developed insurance software solutions in the market today, with the vast majority of applications focused on insurance-only use cases and not on serving the broader insurance ecosystem. We have prioritized building a leading network around our automotive insurance and collision repair pillars to further digitize interactions and maximize value for our customers. We have tens of thousands of companies on our platform that participate in the insurance economy, including insurers, repairers, parts suppliers, and automotive manufacturers. Our solutions create value for each of these parties by connecting them with our vast network to collaborate with other companies, streamline operations, and reduce processing costs and dollars lost through claims management inefficiencies, or claims leakage. Expanding our platform has added new layers of network effects, further accelerating the adoption of our software solutions.

We have processed more than $1 trillion of historical data across our network, allowing us to build proprietary data assets that leverage insurance claims, vehicle repair, automotive parts and other vehicle-specific information. We believe we are uniquely positioned to provide data-driven insights, analytics, and AI-enhanced workflows that strengthen our solutions and improve business outcomes for our customers. Our AI solutions streamline existing insurance and repair processes including vehicle damage detection, claim triage, claim handling, repair estimating, intelligent claim review, and claim subrogation. We deliver real-world AI with more than 100 U.S. auto insurers and more than 10,000 U.S. collision repairers actively using AI-powered solutions in production environments.

One of the primary obstacles facing the insurance economy is increasing complexity which is driven by technological advancements, supply-chain disruption, social inflation, medical inflation, and IOT data. We believe digitization plays a critical role in managing this growing complexity while meeting consumer expectations. Our technology investments are focused on digitizing complex processes and interactions across our ecosystem, and we believe we are well positioned to power the insurance economy of the future with our data, network, and platform.

While our position in the insurance economy is grounded in the automotive insurance sector, the largest P&C insurance sector in the U.S. representing nearly half of P&C DWP, we believe our integrations and cloud platform are capable of driving innovation across the broader insurance economy. Our customers are increasingly looking for CCC to expand its solutions to other parts of their business where they can benefit from our technology, service, and partnership. In response, we are investing in new solutions that we believe will enable us to digitize the entire automotive claims lifecycle, and over time expand into adjacencies including other insurance lines. For example, CCC’s acquisition of EvolutionIQ in January 2025 added claims solutions in disability and workers’ compensation insurance lines to CCC’s solution suite.

We have strong customer relationships in the end-markets we serve, and these relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. We have customer agreements with more than 300 insurers (including carriers, self-insurers and other entities processing insurance claims), including 26 of the top 30 automotive insurance carriers in the U.S., based on DWP, and hundreds of regional carriers. We have more than 35,000 total customers, including more than 30,500 automotive collision repair facilities (including repairers and other entities that estimate damaged vehicles), more than 5,500 parts suppliers, 12 of the top 15 automotive manufacturers based on new vehicle sales, and numerous other companies that participate in the insurance economy.

We generate revenue through the sale of software subscriptions and other revenue, primarily from professional services. We generated $944.8 million of revenue for the year ended December 31, 2024, an increase of 9.1% from the prior year. Net income for the year ended December 31, 2024 was $31.2 million, compared to a net loss for the year ended December 31, 2023 of $90.1 million. The net loss for the year ended December 31, 2023, was mainly due to $82.7 million of goodwill and intangible asset impairment charges specific to the Company’s China reporting unit. Adjusted EBITDA increased $44.0 million, or 12%, year-over-year to $397.4 million. See our reconciliation of net income (loss) to Adjusted EBITDA within the section titled “Non-GAAP Financial Measures.”

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

The Company organizes its segments around its operations by geographic region and operates in one reportable segment. The chief operating decision maker for the Company is the chief executive officer. The chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by type of service and geographic region, for purposes of allocating resources and evaluating financial performance.

Recent Developments

Business Acquisition

During January 2025, the Company completed its acquisition of EvolutionIQ, Inc. (“EvolutionIQ”), a privately held company that provides AI-powered guidance for disability and injury claims management. Leveraging EvolutionIQ’s platform, the acquisition will broaden the Company’s portfolio of AI-based solutions available to its insurance customers.

In exchange for all the outstanding shares of EvolutionIQ, the Company paid total consideration of $730 million, net of cash acquired, subject to certain post-closing adjustments. Before post-closing adjustments, the total consideration paid to the selling shareholders consisted of 58.9% in cash and 41.1% in shares of CCC’s common stock. The cash consideration paid to the selling shareholders was funded through cash on hand and an incremental term loan in an aggregate principal amount of $225 million (the “Incremental Term Loan”).

Long-Term Debt and Refinancing

In conjunction with the acquisition of EvolutionIQ, the Company entered into the third amendment to the 2021 Credit Agreement that provided the Company with an Incremental Term Loan for $225 million. Prior to the Fourth Amendment (as defined below), the Incremental Term Loan was repayable in quarterly installments in an amount equal to 0.25% of the original principal amount, with the balance payable at maturity, on September 21, 2028.

Prior to the Fourth Amendment, the interest rate per annum applicable to the Incremental Term Loan was based on a fluctuating rate of interest, determined by the Company’s leverage ratio, as defined in the 2021 Credit Agreement, as amended. In connection with the Fourth Amendment, the Incremental Term Loan was refinanced together with other term loans on the terms outlined in the following paragraph.

On January 23, 2025, the Company entered into the fourth amendment (the “Fourth Amendment”) to the 2021 Credit Agreement. Pursuant to the terms of the Fourth Amendment, the Company incurred incremental term loans in an aggregate principal amount of $225 million, which were used to (i) refinance certain outstanding incremental term loans (including the Incremental Term Loan), (ii) extend the maturity of all term loans to January 23, 2032, (iii) remove the credit spread adjustment applicable to SOFR loans, and (iv) reduce the interest rate margin applicable to all term loans to the following rate:

(1) 1.00% in the case of base rate loans, and 2.00% in the case of SOFR (or Euribor or SONIA) loans, and 2.00%, in the case of SOFR (or Euribor or SONIA) loans, if S&P and Moody’s Debt First Lien Leverage Ratio Ratings (as defined in the Credit Agreement) are below BB- (with a stable outlook) or below Ba3 (with a stable outlook) (or if for any reason this category does not apply, including if the Borrower has only one Debt Rating or the Borrower does not have any Debt Rating), and

(2) 0.75%, in the case of base rate loans, and 1.75%, in the case of SOFR (or Euribor or SONIA) loans, if S&P and Moody’s Debt First Lien Leverage Ratio Ratings are both BB- (with a stable outlook) or better and Ba3 (with a stable outlook) or better.

Beginning March 31, 2025, the term loans are repayable in quarterly installments in an amount equal to 0.25% of the original principal amount of the term loans with the balance payable at maturity, January 23, 2032.

As a result of the extended maturity date of the term loans to January 23, 2032, the Company’s 2021 Revolving Credit Facility matures on September 23, 2029.

Interest Rate Swaps

In February 2025, the Company entered into two floating to fixed interest rate swap agreements (the "Swap Agreements") to reduce its exposure to the variability from future cash flows resulting from interest rate risk related to its floating rate long-term debt. Pursuant to the terms of the Swap Agreements, beginning on the effective date, July 31, 2025, the Company will pay an average fixed interest rate of 4.00% on an aggregate notional amount corresponding to borrowings of $500.0 million in exchange for receipts on the same notional amount at a floating interest rate based on the applicable SOFR at the time of payment. The Swap Agreements expire on July 31, 2027.

Key Performance Measures and Operating Metrics

In addition to our GAAP and non-GAAP financial measures, we rely on Software Net Dollar Retention Rate (“Software NDR”) and Software Gross Dollar Retention Rate (“Software GDR”) to measure and evaluate our business and to make strategic decisions. Software NDR and Software GDR may not be comparable to or calculated in the same way as other similarly titled measures used by other companies.

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

	Quarter Ending	2024	2023	2022
Software NDR	March 31	107%	106%	114%
	June 30	107%	107%	111%
	September 30	106%	107%	110%
	December 31	105%	108%	106%

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

	Quarter Ending	2024	2023	2022
Software GDR	March 31	99%	99%	99%
	June 30	99%	99%	99%
	September 30	99%	98%	99%
	December 31	99%	99%	99%

Key Factors Affecting Operating Results

The following are key factors affecting our operating results in the years ending December 31, 2024, 2023 and 2022:

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
•
Long-term customer relationships: We have strong customer relationships in the end-markets we serve, and these relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. We generate revenue through the sale of SaaS subscriptions and our average contract is approximately three to five years in duration. In 2024, our national carrier customers included 26 of the top 30 automotive insurers based on DWP, with average customer relationships spanning more than 10 years, as evidenced by our historical Software GDR of 98%-99%.
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
•
Investment in R&D: We have a strong track record of innovation and new solution delivery with our customers. We remain committed to delivering market-leading technology including AI solutions for the P&C insurance economy. We believe that maintaining our software solution leadership is imperative to our growth plan. As a result, we intend to continue making significant investments in research and development to improve and expand our software solutions. Our research and development expenses totaled $201.5 million, $173.1 million and $157.0 million in the years ended December 31, 2024, 2023 and 2022, respectively. We expect that research and development will remain a key investment area for the foreseeable future.
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
•
Investment in Sales and Marketing: Our sales and marketing efforts are a key component of our growth strategy. Our investments in this area have enabled us to build and sustain our customer base while creating long-term customer relationships. We plan to continue to invest in our sales and marketing efforts, including adding sales personnel and expanding marketing activities, to support our business growth. Our sales and marketing expenses totaled $142.2 million, $140.9 million and $119.6 million, in the years ended December 31, 2024, 2023 and 2022, respectively. As the business continues to grow, we expect sales and marketing expenses to increase in absolute dollars for the foreseeable future.

Components of Results of Operations

Revenue

Revenue is derived from the sale of SaaS subscriptions and other revenue, primarily professional and other non-software services. Software subscription revenues are comprised of fees from customers for the right to use the hosted software over the contract period without taking possession of the software. These revenues are billed on either a subscription or transactional basis with subscription revenue recognized ratably over the contract period and transactional revenue recognized when the transaction for the related service occurs. We generally invoice software subscription agreements monthly either in advance or in arrears, over the subscription period. Software subscription revenue accounted for $906.5 million, $830.1 million and $752.5 million, or 96%, of total revenue during the years ended December 31, 2024, 2023 and 2022, respectively. We continue to expect software subscription revenue to be a high percentage of total revenue as software subscription revenue continues to be a key strategic priority.

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

Costs and Expenses

Cost of Revenues

Cost of Revenues, Exclusive of Amortization and Impairment of Acquired Technologies

These costs include costs of software subscription and professional services revenue. Our cost of revenues is primarily comprised of personnel costs, including stock-based compensation and costs of external resources used in the delivery of services to customers, including software configuration, integration and implementation services, and customer support activities, third party costs related to hosting the Company’s software for its customers, internal support of production infrastructure, IT security and production environment expenses, depreciation expense, cost of software production, and professional service, license and royalty fees paid to third parties. We expect cost of revenues, exclusive of amortization and impairment of acquired technologies, to increase in absolute dollars as we continue to hire personnel, require additional cloud infrastructure and incur data licensing and royalty fees in support of our revenue growth.

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

We expect our selling and marketing expenses to increase in absolute dollars as we continue to increase investments to support the growth of our business.

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

Impairment

Impairment consists of impairment charges recognized on our China reporting unit’s goodwill and intangible assets during the year ended December 31, 2023.

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

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities comprises fair value adjustments of the private warrants assumed in connection with the Business Combination. In May 2024, we redeemed all of our outstanding private warrants and none were outstanding as of December 31, 2024.

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

Results of Operations

Comparison of Fiscal Year Ended December 31, 2024 to Fiscal Year Ended December 31, 2023

	Year Ended December 31,		Change
(dollar amounts in thousands, except share and per share data)	2024	2023	$	%
Revenues	$944,800	$866,378	$78,422	9.1%
Cost of revenues, exclusive of amortization and impairment of acquired technologies	221,997	203,324	18,673	9.2%
Amortization of acquired technologies	9,000	26,464	(17,464)	-66.0%
Impairment of acquired technologies	—	431	(431)	NM
Cost of revenues(1)	230,997	230,219	778	0.3%
Gross profit	713,803	636,159	77,644	12.2%
Operating expenses:
Research and development(1)	201,493	173,106	28,387	16.4%
Selling and marketing(1)	142,217	140,851	1,366	1.0%
General and administrative(1)	218,220	191,844	26,376	13.7%
Amortization of intangible assets	71,768	71,972	(204)	-0.3%
Impairment of goodwill	—	77,405	(77,405)	NM
Impairment of intangible assets	—	4,906	(4,906)	NM
Total operating expenses	633,698	660,084	(26,386)	-4.0%
Operating income (loss)	80,105	(23,925)	104,030	NM
Other (expense) income—net:
Interest expense	(64,608)	(63,577)	(1,031)	-1.6%
Interest income	12,203	16,252	(4,049)	-24.9%
Change in fair value of warrant liabilities	14,378	(15,096)	29,474	NM
Other income—net	2,236	1,799	437	24.3%
Total other (expense) income—net	(35,791)	(60,622)	24,831	41.0%
Pretax income (loss)	44,314	(84,547)	128,861	NM
Income tax provision	(13,074)	(5,524)	(7,550)	-136.7%
Net income (loss) including non-controlling interest	$31,240	$(90,071)	$121,311	NM
Less: accretion of redeemable non-controlling interest	(5,095)	(2,405)	(2,690)	-111.9%
Net income (loss) attributable to CCC Intelligent Solutions Holdings Inc.'s Common Stockholders	$26,145	$(92,476)	$118,621	NM
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.15)
Diluted	$0.04	$(0.15)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	610,761,424	617,889,384
Diluted	641,875,525	617,889,384

NM—Not Meaningful

(1) Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenues	$9,342	$8,802
Research and development	47,191	25,467
Sales and marketing	28,083	33,204
General and administrative	86,422	77,045
Total stock-based compensation expense	$171,038	$144,518

Revenues

Revenue increased by $78.4 million to $944.8 million, or 9.1%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in revenue was primarily a result of 6% growth from existing customer upgrades and expanding solution offerings to these existing customers as well as 3% growth from new customers.

Cost of Revenues

Cost of revenues increased by $0.8 million to $231.0 million, or 0.3%, for the year ended December 31, 2024, compared to the year ended December 31, 2023.

Cost of Revenues, Exclusive of Amortization and Impairment of Acquired Technologies

Cost of revenues, exclusive of amortization and impairment of acquired technologies, increased $18.7 million to $222.0 million, or 9.2%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to a $6.5 million increase in third party fees and direct costs associated with our revenue growth, a $5.8 million increase in depreciation expense related to additional investments in new and enhanced customer solutions and platform development, a $4.7 million increase in personnel-related costs, including stock-based compensation, and a $1.2 million increase in IT related costs.

Amortization of Acquired Technologies

Amortization of acquired technologies was $9.0 million and $26.5 million for the years ended December 31, 2024 and 2023, respectively. The decrease was due to certain acquired technology intangible assets reaching the end of their useful life in April 2024.

Impairment of Acquired Technologies

No impairment was recognized during the year ended December 31, 2024. Impairment of acquired technologies was $0.4 million for the year ended December 31, 2023 due to an impairment charge recognized as a result of lower forecasted earnings and cash flows for the Company’s China reporting unit. See Note 11 to the consolidated financial statements included elsewhere in the Annual Report on Form 10-K for additional information.

Gross Profit

Gross profit increased by $77.6 million to $713.8 million, or 12.2%, for the year ended December 31, 2024, compared to the year ended

December 31, 2023. Our gross profit margin increased to 75.6% for the year ended December 31, 2024 compared to 73.4% for the year ended December 31, 2023. The increase in both gross profit and gross profit margin was primarily due to increased software subscription revenues, economies of scale resulting from fixed cost arrangements and lower amortization of acquired technologies, partially offset by the increase in depreciation expense related to additional investments in new and enhanced customer solutions and platform development.

Research and Development

Research and development expense increased by $28.4 million to $201.5 million, or 16.4%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to a $21.7 million increase in stock-based compensation, a $6.2 million increase in IT related costs, and a $3.3 million decrease in the amount of capitalized time on new and enhanced customer solutions and platform development, partially offset by a $1.9 million decrease in consulting and professional service costs.

Selling and Marketing

Selling and marketing expense increased by $1.4 million to $142.2 million, or 1.0%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to a $6.3 million increase in personnel-related costs, including sales incentives and travel costs, partially offset by a $5.1 million decrease in stock-based compensation.

General and Administrative

General and administrative expense increased by $26.4 million to $218.2 million, or 13.7%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to a $13.3 million increase in personnel-related costs, including a $9.4 million increase in stock-based compensation, a $9.4 million increase in professional service costs and a $3.5 million increase in IT related costs.

Amortization of Intangible Assets

Amortization of intangible assets was $71.8 million and $72.0 million for the years ended December 31, 2024 and 2023, respectively.

Impairment of Goodwill and Intangible Assets

There was no impairment charge recognized during the year ended December 31, 2024. We recorded impairment charges of goodwill and intangible assets of $77.4 million and $4.9 million, respectively, for the year ended December 31, 2023. The impairment charges were the result of lower forecasted earnings and cash flows for the Company’s China reporting unit. See Note 11 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Interest Expense

Interest expense increased by $1.0 million to $64.6 million, or 1.6%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was due to higher variable interest rates during the year ended December 31, 2024, compared to the year ended December 31, 2023.

Interest Income

Interest income decreased $4.0 million to $12.2 million for the year ended December 31, 2024. The decrease was due to lower average balances within interest bearing accounts and money market funds during the year ended December 31, 2024.

Change in Fair Value of Warrant Liabilities

We recognized income of $14.4 million from a change in fair value of warrant liabilities for the year ended December 31, 2024, compared to expense of $15.1 million for the year ended December 31, 2023. The change in fair value of warrant liabilities during each period was primarily due to changes in the price of the Company’s common stock during each respective period. In May 2024, the Company redeemed the outstanding warrants and as of December 31, 2024, no warrants remained outstanding.

Other Income-Net

Other income-net increased $0.4 million to $2.2 million for the year ended December 31, 2024 compared to $1.8 million for the year ended December 31, 2023. The increase was primarily due to a $0.7 million increase in income from the interest rate cap derivative instruments and a $0.5 million difference in the change in fair value of the interest rate cap derivative instruments, partially offset by a $0.8 million decrease in other income.

Income Tax Provision

Income tax provision is $13.1 million for the year ended December 31, 2024, compared to $5.5 million for the year ended December 31, 2023. The income tax provision for the year ended December 31, 2024 was due to the Company’s pretax income. The income tax provision for the year ended December 31, 2023 was primarily due to the Company’s taxable income, after the effect of permanent differences related to stock-based compensation expense and the impairment of certain intangible assets.

Comparison of Fiscal Year Ended December 31, 2023 to Fiscal Year Ended December 31, 2022

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 28, 2024, for the discussion of the comparison of the year ended December 31, 2023 to the year ended December 31, 2022, the earliest of the three fiscal years presented in the consolidated financial statements.

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

Adjusted Gross Profit

We believe that Adjusted Gross Profit, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Gross Profit is defined as gross profit adjusted for amortization of acquired technologies, stock-based compensation and related employer payroll tax, impairment of acquired technologies and contract termination costs. The Adjusted Gross Margin is defined as Adjusted Gross Profit divided by Revenue.

The following table reconciles Gross Profit to Adjusted Gross Profit for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
(amounts in thousands, except percentages)	2024	2023	2022
Gross Profit	$713,803	$636,159	$568,509
Amortization of acquired technologies	9,000	26,464	26,938
Stock-based compensation and related employer payroll tax	9,943	9,129	6,090
Impairment of acquired technologies	—	431	—
Contract termination costs	—	—	3,248
Adjusted Gross Profit	$732,746	$672,183	$604,785
Gross Profit Margin	76%	73%	73%
Adjusted Gross Profit Margin	78%	78%	77%

Adjusted Operating Expenses

We believe that Adjusted Operating Expenses, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Expenses is defined as operating expenses adjusted for amortization of intangible assets, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential mergers and acquisitions (“M&A”), litigation costs in legal matters in which we are the plaintiff and related antitrust matters, equity transaction and related costs, including secondary offering costs, change in fair value of contingent consideration, goodwill and intangible asset impairment charges, lease abandonment charges, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease and income related to divestiture, net.

The following table reconciles operating expenses to Adjusted Operating Expenses for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
(dollar amounts in thousands)	2024	2023	2022
Operating expenses	$633,698	$660,084	$516,587
Amortization of intangible assets	(71,768)	(71,972)	(72,278)
Stock-based compensation expense and related employer payroll tax	(167,865)	(138,578)	(105,775)
M&A and integration costs	(9,193)	(3,372)	(1,772)
Litigation costs	(4,455)	(5,068)	(894)
Equity transaction costs, including secondary offering costs	(1,938)	(2,031)	(1,330)
Change in fair value of contingent consideration	100	—	100
Goodwill and intangible asset impairment charges	—	(82,311)	—
Lease abandonment	—	—	(6,137)
Lease overlap costs	—	—	(1,338)
Income related to divestiture, net	—	—	877
Adjusted operating expenses	$378,579	$356,752	$328,040

Adjusted Operating Income

We believe that Adjusted Operating Income, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Income is defined as operating income (loss) adjusted for amortization, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential M&A, litigation costs in legal matters in which we are the plaintiff and related antitrust matters, equity transaction and related costs, including secondary offering costs, change in fair value of contingent consideration, goodwill and intangible asset impairment charges, lease abandonment charges, contract termination costs, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease and income related to divestiture, net.

The following table reconciles operating income (loss) to Adjusted Operating Income for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
(dollar amounts in thousands)	2024	2023	2022
Operating income (loss)	$80,105	$(23,925)	$51,922
Amortization of intangible assets	71,768	71,972	72,278
Amortization of acquired technologies—Cost of revenue	9,000	26,464	26,938
Stock-based compensation expense and related employer payroll tax	177,808	147,707	111,865
M&A and integration costs	9,193	3,372	1,772
Litigation costs	4,455	5,068	894
Equity transaction costs, including secondary offering costs	1,938	2,031	1,330
Change in fair value of contingent consideration	(100)	—	(100)
Goodwill and intangible asset impairment charges	—	82,742	—
Lease abandonment	—	—	6,137
Contract termination costs	—	—	3,248
Lease overlap costs	—	—	1,338
Income related to divestiture, net	—	—	(877)
Adjusted operating income	$354,167	$315,431	$276,745

Adjusted EBITDA

We believe that Adjusted EBITDA, as defined below, is useful in evaluating our operational performance distinct and apart from financing costs, certain expenses that may not be indicative of our recurring core business operating results and non-operational expenses. Adjusted EBITDA is defined as net income (loss) adjusted for interest, taxes, amortization, depreciation, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential M&A, litigation costs in legal matters in which we are the plaintiff and related antitrust matters, equity transaction and related costs, including secondary offering costs, change in fair value of contingent consideration, change in fair value of warrant liabilities, change in fair value of derivative instruments, income from derivative instruments, goodwill and intangible asset impairment charges, lease abandonment charges, contract termination costs, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, gain on sale of cost method investment and income related to divestiture, net. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenue.

The following table reconciles net income (loss) to Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
(dollar amounts in thousands)	2024	2023	2022
Net income (loss)	$31,240	$(90,071)	$38,406
Interest expense	64,608	63,577	38,990
Interest income	(12,203)	(16,252)	(908)
Income tax provision	13,074	5,524	11,456
Amortization of intangible assets	71,768	71,972	72,278
Amortization of acquired technologies—Cost of revenue	9,000	26,464	26,938
Depreciation and amortization related to software, equipment and property	8,774	8,577	10,161
Depreciation and amortization related to software, equipment and property—Cost of revenue	34,134	28,325	17,772
Stock-based compensation expense and related employer payroll tax	177,808	147,707	111,865
M&A and integration costs	9,193	3,372	1,772
Litigation costs	4,455	5,068	894
Equity transaction costs, including secondary offering costs	1,938	2,031	1,330
Change in fair value of contingent consideration	(100)	—	(100)
Change in fair value of warrant liabilities	(14,378)	15,096	(26,073)
Change in fair value of derivative instruments	5,233	5,743	(5,663)
Income from derivative instruments	(7,167)	(6,460)	—
Goodwill and intangible asset impairment charges	—	82,742	—
Lease abandonment	—	—	6,137
Contract termination costs	—	—	3,248
Lease overlap costs	—	—	1,338
Gain on sale of cost method investment	—	—	(3,587)
Income related to divestiture, net	—	—	(877)
Adjusted EBITDA	$397,377	$353,415	$305,377
Adjusted EBITDA Margin	42%	41%	39%

Adjusted Net Income and Adjusted Earnings Per Share

We believe that Adjusted Net Income, as defined below, and Adjusted Earnings Per Share are useful in evaluating our operational performance distinct and apart from certain expenses that may not be indicative of our recurring core business operating results. Adjusted Net Income is defined as net income (loss) adjusted for the after-tax effects of amortization, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential M&A, litigation costs in legal matters in which we are the plaintiff and related antitrust matters, equity transaction and related costs, including secondary offering costs, change in fair value of contingent consideration, change in fair value of warrant liabilities, change in fair value of derivative instruments, goodwill and intangible asset impairment charges. lease abandonment charges, contract termination costs, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters’ lease, gain on sale of cost method investment and income related to divestiture, net.

The following table reconciles net income (loss) to Adjusted Net Income and Adjusted Earnings per Share for the years ended December 31, 2024, 2023 and 2022.

	Year ended December 31,
(dollar amounts in thousands)	2024	2023	2022
Net income (loss)	$31,240	$(90,071)	$38,406
Amortization of intangible assets	71,768	71,972	72,278
Amortization of acquired technologies—Cost of revenue	9,000	26,464	26,938
Stock-based compensation expense and related employer payroll tax	177,808	147,707	111,865
M&A and integration costs	9,193	3,372	1,772
Litigation costs	4,455	5,068	894
Equity transaction costs, including secondary offering costs	1,938	2,031	1,330
Change in fair value of contingent consideration	(100)	—	(100)
Change in fair value of warrant liabilities	(14,378)	15,096	(26,073)
Change in fair value of derivative instruments	5,233	5,743	(5,663)
Goodwill and intangible asset impairment charges	—	82,742	—
Lease abandonment	—	—	6,137
Contract termination costs	—	—	3,248
Lease overlap costs	—	—	1,338
Gain on sale of cost method investment	—	—	(3,587)
Income related to divestiture, net	—	—	(877)
Tax effect of adjustments	(58,086)	(59,638)	(51,495)
Adjusted net income	$238,071	$210,486	$176,411

Adjusted net income per share attributable to common stockholders
Basic	$0.39	$0.34	$0.29
Diluted	$0.37	$0.32	$0.27

Weighted average shares outstanding
Basic	610,761,424	617,889,384	607,760,886
Diluted	641,875,525	651,587,360	642,841,596
Free Cash Flow

We believe that Free Cash Flow, as defined below, provides meaningful supplemental information regarding our ability to generate cash and fund our operations and capital expenditures. Free Cash Flow is defined as net cash provided by operating activities less cash used for the purchases of software, equipment and property.

The following table reconciles net cash provided by operating activities to Free Cash Flow for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
(dollar amounts in thousands)	2024	2023	2022

Net cash provided by operating activities	$283,886	$250,033	$199,907
Less: Purchases of software, equipment, and property	(53,012)	(55,032)	(47,951)
Free Cash Flow	$230,874	$195,001	$151,956

Liquidity and Capital Resources

We have financed our operations with cash flows from operations. The Company generated $283.9 million of cash flows from operating activities for the year ended December 31, 2024. As of December 31, 2024, the Company had cash and cash equivalents of $399.0 million and a working capital surplus of $409.8 million. As of December 31, 2024, the Company had an accumulated deficit totaling $1,095.2 million and $776.0 million principal outstanding on our term loan.

We believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our 2021 Revolving Credit Facility will be sufficient to fund our operations, fund required long-term debt repayments and meet our commitments for capital expenditures for at least the next twelve months.

Other than the business acquisition discussed in the “Recent Developments” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which has closed and for which payment has been completed, we are not currently a party to any material definitive agreement regarding potential investments in, or acquisitions of, complementary business, applications or technologies. However, we may enter into these types of arrangements, which could reduce our cash and cash equivalents or require us to seek additional equity or debt financing. Additional funds from financing arrangements may not be available on terms favorable to us or at all. We may require additional borrowings under our credit arrangements and alternative forms of financings or investments to achieve our longer-term strategic plans.

Debt

On September 21, 2021, CCC Intelligent Solutions Inc., an indirect wholly owned subsidiary of the Company, together with certain of the Company’s subsidiaries acting as guarantors entered into a credit agreement (as subsequently amended, the “2021 Credit Agreement”).

The proceeds of the 2021 Credit Agreement and cash on hand were used to repay all outstanding borrowings under the Company’s previous credit agreement.

2021 Credit Agreement—The 2021 Credit Agreement consists of an $800.0 million term loan (the “Term B Loan”) and a revolving credit facility for an aggregate principal amount of $250.0 million (the “2021 Revolving Credit Facility” and together with the Term B Loan, the “2021 Credit Facilities”). The 2021 Revolving Credit Facility has a sublimit of $75.0 million for letters of credit. The Company received proceeds of $798.0 million, net of debt discount of $2.0 million, related to the Term B Loan.

The Term B Loan requires quarterly principal payments of $2.0 million until June 30, 2028, with the remaining outstanding principal amount required to be paid on the maturity date, September 21, 2028. If the Company’s leverage ratio, as defined in the 2021 Credit Agreement is greater than 3.5, the Term B Loan requires a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. As of December 31, 2024 and 2023, the Company’s leverage ratio did not exceed the 3.5 threshold and the Company was not subject to the annual excess cash flow calculation, and as such, not required to make a prepayment of principal.

As of December 31, 2024 and 2023, the amount outstanding on the Term B Loan is $776.0 million and $784.0 million, respectively, of which $8.0 million is classified as current in the accompanying consolidated balance sheets.

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

In September 2024, the Company entered into Amendment No. 2 to the 2021 Credit Agreement (the “Second Amendment”) to (i) remove the SOFR credit adjustment applicable to the 2021 Revolving Credit Facility and (ii) reduce the applicable interest rate for the 2021 Revolving Credit Facility by 0.25%. Additionally, the maturity date for the 2021 Revolving Credit Facility was extended to September 23, 2029, subject to a springing maturity date of June 22, 2028 if greater than $234.0 million of the initial Term B Loan remains outstanding as of such date.

A quarterly commitment fee of up to 0.50% is payable on the unused portion of the 2021 Revolving Credit Facility.

During the years ended December 31, 2024, 2023, and 2022, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.6%, 7.5% and 4.2%, respectively.

The Company has an outstanding standby letter of credit for $0.7 million which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility and as of December 31, 2024 and 2023, $249.3 million was available to be borrowed.

Borrowings under the 2021 Credit Agreement are guaranteed by Cypress Holdings Intermediate Holdings II, Inc., and certain of its US subsidiaries by a perfected first priority lien on the stock of CCC Intelligent Solutions Inc., and substantially all of its assets, subject to various limitations and exceptions.

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments, the Company’s leverage ratio cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test during the years ended December 31, 2024 and 2023.

Interest Rate Caps—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The interest rate cap agreements have an aggregate notional amount of $600.0 million and a one-month SOFR cap rate of 4.00% through their expiration in July 2025.

Contractual Obligations and Commitments

Our estimated future contractual obligations and commitments as of December 31, 2024 consist of:

•
Principal payments related to our long-term debt and related periodic interest payments;
•
Routine tax payments;
•
Operating lease liabilities;
•
Long-term licensing agreement; and
•
Other contractual purchase obligations.

Refer to Note 6 “Income Taxes,” Note 10 “Leases,” Note 15 “Long-Term Debt,” Note 16 “Long-Term Licensing Agreement,” and Note 22 “Commitments” to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding our material contractual obligations and commitments.

Cash Flows

The following table provides a summary of cash flow data for the years ended December 31, 2024, and 2023:

	Year ended December 31,
(dollar amounts in thousands)	2024	2023
Net cash provided by operating activities	$283,886	$250,033
Net cash used in investing activities	(53,012)	(55,032)
Net cash (used in) provided by financing activities	(27,294)	(323,026)
Net effect of exchange rate change	(169)	(191)
Change in cash and cash equivalents	$203,411	$(128,216)

2024

Net cash provided by operating activities was $283.9 million for the year ended December 31, 2024. Net cash provided by operating activities consists of net income of $31.2 million, adjusted for $257.6 million of non-cash items, $(7.3) million for changes in working capital and $2.3 million for the effect of changes in other operating assets and liabilities. Significant non-cash adjustments include stock-based compensation expense of $171.0 million, depreciation and amortization of $123.7, change in fair value of warrant liabilities of $(14.3) million, change in fair value of derivative instruments of $5.2 million and deferred income tax benefits of $(30.5) million. The change in working capital was primarily a result of a $7.1 million change in income taxes due to timing of payments, a $4.5 million increase in deferred contract costs due to amounts deferred on new contracts and a $4.2 million increase in accounts receivable due to revenue growth, partially offset by a $4.3 million decrease in other current assets due to timing of payments for prepaid and other deferred costs and an increase in accounts payable of $2.1 million.

Net cash used in investing activities was $53.0 million for the year ended December 31, 2024. Net cash used in investing activities was due to purchases of software, equipment and property, primarily from capitalized time on new and enhanced customer solutions and platform development.

Net cash used in financing activities was $27.3 million for the year ended December 31, 2024. Net cash used in financing activities was primarily due to $57.8 million of payments for employee tax liabilities related to the net share settlement of employee equity awards and $8.0 million of long-term debt payments, partially offset by $33.5 million of proceeds from stock option exercises and $5.7 million of proceeds from shares purchased through the Company’s Employee Stock Purchase Plan.

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

The estimates and assumptions requiring significant judgment under our revenue recognition policy in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, are as follows:

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

The Company may occasionally recognize an adjustment in revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to the Company’s assessment of whether an estimate of variable consideration is constrained. For the years ended December 31, 2024, 2023 and 2022, the impact on revenue recognized in the respective period, from performance obligations partially or fully satisfied in the previous period, was not significant.

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

During the years ended December 31, 2024 and 2023, the Company performed a qualitative assessment as of November 30, for its Domestic reporting unit’s goodwill and trademark indefinite life intangible assets. For the qualitative analysis, the Company assessed several events and circumstances that could affect the significant inputs used to determine the fair values of the reporting unit and trademarks, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, key management turnover, and earnings quality and sustainability. There were no unanticipated changes or negative indicators in the above qualitative factors that would impact the fair values as of the annual impairment date. As such, the Company determined there were no indicators of impairment and that it is more likely than not that the fair value of the reporting unit and trademarks are greater than their carrying values and therefore performing the next step of the impairment test was unnecessary.

During May 2023, as a result of adverse macroeconomic impacts due to changes in market conditions and increases in interest rates, which contributed to downward revisions to future projected earnings and cash flows, we performed an interim quantitative goodwill test of our China reporting unit. As a result of our quantitative impairment test, we determined the fair value of our China reporting unit was less than its carrying value and we recorded a goodwill impairment charge of $77.4 million during the year ended December 31, 2023.

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

For the year ended December 31, 2022 the Company performed a quantitative impairment test which indicated no impairment and there was no change to the carrying amount of goodwill or trademarks due to impairment.

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

There was no impairment charge recorded during the year ended December 31, 2024.

During the year ended December 31, 2023, the Company recorded an impairment charge to its China reporting unit’s customer relationships and acquired technologies intangible assets. The Company’s forecast of the China reporting unit’s expected cash flows indicated the carrying amounts of the intangible assets were not recoverable and therefore the Company recorded an impairment charge of $5.3 million.

There was no impairment charge recorded during the year ended December 31, 2022.

Stock-based Compensation

The Company accounts for stock-based compensation plans in accordance with ASC 718, Compensation—Stock Compensation, which requires the recognition of expense measured based on the grant date fair value of the stock-based awards. Our stock-based awards include stock options, restricted stock units (“RSUs”) and shares issued through our employee stock purchase program. Stock-based payment awards that are settled in cash are accounted for as liabilities. Our stock-based awards have service-based vesting, performance-based vesting and performance-based vesting subject to a market condition.

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

During the year ended December 31, 2024, the Company redeemed all of the outstanding Private Warrants. Following the redemption, we had no Private Warrants outstanding. See Note 5 and Note 21 to our consolidated financial statements for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the fair value of our Private Warrants. Some of these assumptions involve inherent uncertainties and the application of significant judgment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on $776.0 million of borrowings at December 31, 2024 that are floating rate obligations. These market risks result primarily from changes in SOFR or prime rates.

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

As of December 31, 2024, a 100-basis point increase in interest rates would increase annual interest expense by $7.8 million.

To reduce our exposure to increases in interest rates applicable to our floating rate long-term debt, we have two interest rate cap agreements with an aggregate notional amount of $600.0 million and a one-month SOFR cap rate of 4.00% through their expiration in July 2025.

Foreign Currency Risk

Our reporting currency is the U.S. dollar, however for operations located in China, the functional currency is the local currency. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains and losses related to transactions denominated in currencies other than the U.S. dollar, we believe that a 10% change in foreign exchange rates would not have a material impact on our results of operations.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CCC Intelligent Solutions Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CCC Intelligent Solutions Holdings Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), mezzanine equity and stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

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

Revenue Recognition - Refer to Notes 2 and 4 to the financial statements

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

High level of auditor judgment was necessary to determine the nature, timing and extent of audit procedures with respect to the auditing of revenue in accordance with ASC 606.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's recording of revenue included the following, among others:

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
•
We selected a sample of contracts and evaluated the terms of the arrangement to assess whether accounting conclusions were in accordance with ASC 606.
•
For a sample of revenue transactions, we tested the selected transactions by agreeing the amount of revenue recognized to source documents and tested the mathematical accuracy of the recorded revenue.

/s/ Deloitte & Touche LLP

Chicago, IL

February 25, 2025

We have served as the Company’s auditor since 2006.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2024 AND 2023

(In thousands, except share data)

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$398,983	$195,572
Accounts receivable—Net of allowances of $4,692 and $5,574 as of December 31, 2024 and 2023, respectively	106,578	102,365
Income taxes receivable	7,743	1,798
Deferred contract costs	22,373	17,900
Other current assets	28,973	32,364
Total current assets	564,650	349,999
SOFTWARE, EQUIPMENT, AND PROPERTY—Net	172,079	160,416
OPERATING LEASE ASSETS	29,762	30,456
INTANGIBLE ASSETS—Net	934,278	1,015,046
GOODWILL	1,417,724	1,417,724
DEFERRED FINANCING FEES, REVOLVER—Net	1,743	1,672
DEFERRED CONTRACT COSTS	18,692	22,302
EQUITY METHOD INVESTMENT	10,228	10,228
OTHER ASSETS	34,062	43,197
TOTAL	$3,183,218	$3,051,040
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,393	$16,324
Accrued expenses	72,543	71,478
Income taxes payable	80	3,689
Current portion of long-term debt	8,000	8,000
Current portion of long-term licensing agreement—Net	3,257	3,061
Operating lease liabilities	7,658	6,788
Deferred revenues	44,915	43,567
Total current liabilities	154,846	152,907
LONG-TERM DEBT—Net	761,053	767,504
DEFERRED INCOME TAXES—Net	164,844	195,365
LONG-TERM LICENSING AGREEMENT—Net	24,435	27,692
OPERATING LEASE LIABILITIES	47,235	50,796
WARRANT LIABILITIES	—	51,501
OTHER LIABILITIES	11,303	6,414
Total liabilities	1,163,716	1,252,179

COMMITMENTS AND CONTINGENCIES (Notes 22 and 23)
MEZZANINE EQUITY:
Redeemable non-controlling interest	21,679	16,584
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par; 5,000,000,000 shares authorized; 629,207,115 and 603,128,781 shares issued and outstanding at December 31, 2024 and 2023, respectively	63	60
Additional paid-in capital	3,094,182	2,909,757
Accumulated deficit	(1,095,227)	(1,126,467)
Accumulated other comprehensive loss	(1,195)	(1,073)
Total stockholders’ equity	1,997,823	1,782,277
TOTAL	$3,183,218	$3,051,040

See notes to consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(In thousands, except share and per share data)

	2024	2023	2022

REVENUES	$944,800	$866,378	$782,448
COST OF REVENUES
Cost of revenues, exclusive of amortization and impairment of acquired technologies	221,997	203,324	187,001
Amortization of acquired technologies	9,000	26,464	26,938
Impairment of acquired technologies	—	431	—
Total cost of revenues	230,997	230,219	213,939
GROSS PROFIT	713,803	636,159	568,509
OPERATING EXPENSES:
Research and development	201,493	173,106	156,957
Selling and marketing	142,217	140,851	119,594
General and administrative	218,220	191,844	167,758
Amortization of intangible assets	71,768	71,972	72,278
Impairment of goodwill	—	77,405	—
Impairment of intangible assets	—	4,906	—
Total operating expenses	633,698	660,084	516,587
OPERATING INCOME (LOSS)	80,105	(23,925)	51,922
INTEREST EXPENSE	(64,608)	(63,577)	(38,990)
INTEREST INCOME	12,203	16,252	908
CHANGE IN FAIR VALUE OF WARRANT LIABILITIES	14,378	(15,096)	26,073
GAIN ON SALE OF COST METHOD INVESTMENT	—	—	3,587
OTHER INCOME—Net	2,236	1,799	6,362
PRETAX INCOME (LOSS)	44,314	(84,547)	49,862
INCOME TAX PROVISION	(13,074)	(5,524)	(11,456)
NET INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	31,240	(90,071)	38,406
LESS: ACCRETION OF REDEEMABLE NON-CONTROLLING INTEREST	(5,095)	(2,405)	—
NET INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC.'s COMMON STOCKHOLDERS	$26,145	$(92,476)	$38,406

Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.15)	$0.06
Diluted	$0.04	$(0.15)	$0.06
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	610,761,424	617,889,384	607,760,886
Diluted	641,875,525	617,889,384	642,841,596
COMPREHENSIVE INCOME (LOSS):
Net income (loss) including non-controlling interest	31,240	(90,071)	38,406
Other comprehensive loss—Foreign currency translation adjustment	(122)	(189)	(569)
COMPREHENSIVE INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	31,118	(90,260)	37,837
Less: accretion of redeemable non-controlling interest	(5,095)	(2,405)	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$26,023	$(92,665)	$37,837

See notes to consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(In thousands, except number of shares)

		Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding				Accumulated
	Redeemable					Additional		Other	Total
	Non-Controlling	Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
	Interest	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity

BALANCE—December 31, 2021	14,179	—	$—	609,768,296	$61	$2,618,924	$(746,352)	$(315)	$1,872,318
Stock-based compensation expense	—	—	—	—	—	109,387	—	—	109,387
Exercise of stock options—net of tax	—	—	—	10,074,354	1	27,562	—	—	27,563
Exercise of warrants — Net	—	—	—	1,246	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	408,879	—	3,197	—	—	3,197
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	1,820,130	—	(5,015)	—	—	(5,015)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(569)	(569)
Net income	—	—	—	—	—	—	38,406	—	38,406
BALANCE—December 31, 2022	14,179	—	—	622,072,905	62	2,754,055	(707,946)	(884)	2,045,287
Stock-based compensation expense	—	—	—	—	—	144,628	—	—	144,628
Exercise of stock options—net of tax	—	—	—	8,923,718	1	25,433	—	—	25,434
Issuance of common stock under employee stock purchase plan	—	—	—	641,691	—	4,761	—	—	4,761
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	3,990,467	—	(16,715)	—	—	(16,715)
Repurchase and retirement of common stock				(32,500,000)	(3)		(328,450)	—	(328,453)
Accretion of redeemable non-controlling interest	2,405	—	—	—	—	(2,405)	—	—	(2,405)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(189)	(189)
Net loss	—	—	—	—	—	—	(90,071)	—	(90,071)
BALANCE—December 31, 2023	16,584	—	—	603,128,781	60	2,909,757	(1,126,467)	(1,073)	1,782,277
Stock-based compensation expense	—	—	—	—	—	171,038	—	—	171,038
Exercise of stock options—net of tax	—	—	—	12,427,044	2	33,442	—	—	33,444
Issuance of common stock under employee stock purchase plan	—	—	—	608,891	—	5,745	—	—	5,745
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	9,233,199	1	(57,827)	—	—	(57,826)
Warrant redemption	—	—	—	3,809,200	—	37,122	—	—	37,122
Accretion of redeemable non-controlling interest	5,095	—	—	—	—	(5,095)	—	—	(5,095)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(122)	(122)
Net income	—	—	—	—	—	—	31,240	—	31,240
BALANCE—December 31, 2024	$21,679	—	$—	629,207,115	$63	$3,094,182	$(1,095,227)	$(1,195)	$1,997,823

See notes to consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(In thousands)

	2024	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,240	$(90,071)	$38,406
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of software, equipment, and property	42,908	36,902	27,933
Amortization of intangible assets	80,768	98,436	99,216
Impairment of goodwill and intangible assets	—	82,742	—
Deferred income taxes	(30,521)	(46,333)	(34,401)
Stock-based compensation	171,038	144,518	109,497
Amortization of deferred financing fees	1,871	1,753	1,878
Amortization of discount on debt	261	233	257
Change in fair value of derivative instruments	5,233	5,743	(5,663)
Change in fair value of warrant liabilities	(14,378)	15,096	(26,073)
Change in fair value of estimated contingent consideration	(100)	—	(100)
Non-cash lease expense	—	1,232	3,697
Gain on sale of cost method investment	—	—	(3,587)
Loss on disposal of software, equipment and property	302	79	2,651
Other	221	620	104
Changes in:
Accounts receivable—Net	(4,196)	(4,001)	(19,844)
Deferred contract costs	(4,473)	(1,344)	(1,487)
Other current assets	4,319	4,046	9,792
Deferred contract costs—Non-current	3,610	(2,141)	1,956
Other assets	2,771	(3,649)	(14,501)
Operating lease assets	2,301	1,186	3,448
Income taxes	(7,147)	4,984	(10,018)
Accounts payable	2,070	(11,270)	15,516
Accrued expenses	797	1,041	4,592
Operating lease liabilities	(4,298)	(2,145)	(7,241)
Deferred revenues	1,355	8,321	4,196
Other liabilities	(2,066)	4,055	(317)
Net cash provided by operating activities	283,886	250,033	199,907
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of software, equipment, and property	(53,012)	(55,032)	(47,951)
Proceeds from sale of cost method investment	—	—	3,901
Acquisition of Safekeep, Inc., net of cash	—	—	(32,242)
Net cash used in investing activities	(53,012)	(55,032)	(76,292)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	33,506	25,381	27,693
Proceeds from employee stock purchase plan	5,745	4,761	3,197
Principal payments on long-term debt	(8,000)	(8,000)	(8,000)
Payments for employee taxes withheld upon vesting of equity awards	(57,826)	(16,715)	(5,015)
Payment of fees associated with the revolver debt modification	(719)	—	—
Repurchase of common stock	—	(328,453)	—
Net cash (used in) provided by financing activities	(27,294)	(323,026)	17,875
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(169)	(191)	(246)
NET CHANGE IN CASH AND CASH EQUIVALENTS	203,411	(128,216)	141,244
CASH AND CASH EQUIVALENTS:
Beginning of period	195,572	323,788	182,544
End of period	$398,983	$195,572	$323,788
NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash purchases of software, equipment, and property	$7,154	$2,044	$100
Fair value of redeemed private warrants	$37,122	$—	$—
Contingent consideration related to business acquisition	$—	$—	$200
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$62,898	$61,367	$36,636
Cash paid for income taxes—Net	$50,742	$42,948	$55,697

See notes to consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
ORGANIZATION AND NATURE OF OPERATIONS

CCC Intelligent Solutions Holdings Inc., a Delaware corporation, is a leading software as a service (“SaaS”) platform for the multi-trillion-dollar property and casualty (“P&C”) insurance economy powering operations for insurers, repairers, automakers, parts suppliers, lenders and more. CCC’s cloud technology connects businesses digitizing mission-critical workflows, commerce and customer experiences.

CCC’s cloud-based SaaS platform connects trading partners, facilitates commerce, and supports mission-critical, artificial intelligence (“AI”) enabled digital workflows.

The Company is headquartered in Chicago, Illinois. The Company’s primary operations are in the United States (“US”) and it also has operations in China.

The Company was originally incorporated as a Cayman Islands exempted company on July 3, 2020 as a special purpose acquisition company under the name Dragoneer Growth Opportunities Corp (“Dragoneer”). On February 2, 2021, Cypress Holdings Inc., (“CCCIS”) entered into the Business Combination Agreement with Dragoneer. In connection with the closing of the business combination (“Business Combination”), Dragoneer changed its jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a Delaware corporation on July 30, 2021, upon which Dragoneer changed its name to CCC Intelligent Solutions Holdings Inc.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated balance sheets as of December 31, 2024 and 2023, the consolidated statements of operations and comprehensive income (loss), the consolidated statements of mezzanine equity and stockholders’ equity and the consolidated statements of cash flows for the years ended December 31, 2024, 2023 and 2022, have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

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

During the years ended December 31, 2024, 2023, and 2022 no single customer represented more than 10% of revenue.

As of December 31, 2024, one customer had an account receivable of 11% of accounts receivable. As of December 31, 2023, no customer had an account receivable greater than 10% of accounts receivable.

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

The Company may occasionally recognize an adjustment in revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to the Company’s assessment of whether an estimate of variable consideration is constrained. For the years ended December 31, 2024, 2023 and 2022, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, was not significant.

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

Cost of Revenues—Cost of revenues is primarily composed of personnel costs, including stock-based compensation, and costs of external resources used in the delivery of services to customers, including software configuration, integration and implementation services, customer support activities, third party costs related to hosting the Company’s software for its customers, internal support of production infrastructure, information technology (“IT”) security costs, depreciation expense, cost of software production, and data licensing and royalty fees paid to third parties. Cost of revenues also includes amortization of internal use software, including capitalized development costs, and amortization and impairment of acquired technologies.

Research and Development—Research and development expenses consist primarily of personnel-related costs, including stock-based compensation, and costs of external development resources involved in the engineering, design and development of new solutions, as well as expenses associated with significant ongoing improvements to existing solutions. Research and development expenses also include IT hosting costs for the development and test environments. Research and development costs, other than software development costs qualifying for capitalization, are expensed as incurred.

Selling and Marketing—Selling and marketing expenses consist primarily of personnel-related costs for our sales and marketing functions, including sales commissions and stock-based compensation. Additional expenses include advertising costs, marketing costs and event costs, including the Company’s annual industry conference.

The Company expenses advertising and other promotional expenditures as incurred. Advertising expenses were $2.0 million, $1.5 million and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Amortization of Intangible Assets—Amortization of intangible assets consists of the capitalized costs of intangible assets. These intangible assets are amortized on a straight-line basis over their estimated useful lives (see Note 11).

Goodwill and Intangible Asset Impairments—Goodwill and intangible asset impairments includes the goodwill and intangible asset impairment charges specific to the Company's China reporting unit (see Note 11).

Stock-Based Compensation—The Company’s stock-based compensation plans are described in Note 20. The Company accounts for stock-based payment awards based on the grant date fair value. The incremental fair value of modifications to stock-based payment awards is estimated at the date of modification. Stock-based payment awards that are settled in cash are accounted for as liabilities. The Company recognizes stock-based compensation expense for only the portion of awards expected to vest, based on an estimated forfeiture rate.

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

Stock-based compensation expense related to purchase rights issued under the CCC Intelligent Solutions Holdings Inc. 2021 Employee Stock Purchase Plan (“ESPP”) is based on the Black-Scholes option pricing model’s fair value of the estimated number of awards as of the beginning of the applicable offering period. Stock-based compensation expense is recognized using the straight-line method over the applicable offering period.

The inputs and assumptions utilized under these methods require judgments and estimates. Changes in the inputs and assumptions could affect the measurement of the estimated fair value of the related compensation expense of these stock-based payment awards.

Accounts Receivable—Net—An account receivable is recorded when an unconditional right to consideration exists, such that only the passage of time is required before of consideration is due. Accounts receivable—net includes contract assets resulting from subscription agreements with ramped billing schedules.

Accounts receivable, as presented in the consolidated balance sheets, are net of customer sales allowances and credit losses. The Company determines allowances for its sales reserves and credit losses based on specific identification of customer accounts and historical experience to the remaining accounts receivable balance. The Company’s assessment of credit losses includes estimating its expected credit losses based on historical information and adjusted for current conditions and forecasts for the probability of collection from customers. Credit losses are charged to general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Software, Equipment, and Property—Net—Software, equipment, and property are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the assets’ estimated useful lives, which are as follows:

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

Under GAAP, the Company has the option to first assess qualitative factors in order to determine if it is more likely than not that the fair value of one of its reporting units or indefinite life intangible assets is greater than its carrying value (“Step 0”). If the qualitative assessment leads to a determination that the fair value is less than its carrying value, or if the Company elects to bypass the qualitative assessment, it is required to perform a quantitative impairment test (“Step 1”) by calculating the fair value of the reporting unit or indefinite life intangible asset and comparing the fair value with its associated carrying value. If the carrying value exceeds the fair value, an impairment loss is recognized in an amount equal to the excess, up to the carrying value of the goodwill or indefinite life intangible asset.

For the years ended December 31, 2024, 2023 and 2022, the Company performed its annual impairment tests as of November 30 for its goodwill and indefinite lived intangible assets and determined no impairment existed.

During May 2023, the Company performed an interim quantitative impairment test for its China reporting unit due to events which indicated that the carrying amount was in excess of its estimated fair value. As a result of the interim quantitative impairment test, the Company recorded a goodwill impairment charge of $77.4 million (see Note 11).

Subsequent to the impairment charge recognized in May 2023, the Company performed its annual impairment test for its Domestic reporting unit, its remaining reporting unit with goodwill and indefinite lived assets as of November 30, 2023 and determined no impairment existed.

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

There were no events or changes in circumstances that indicated the carrying value may not be recoverable and no impairment charges were recognized during the years ended December 31, 2024.

During the year ended December 31, 2023, the Company performed the recoverability test on its China reporting unit’s intangible assets due to events which indicated the carrying amount may not be recoverable. As a result, the Company recorded impairment charges totaling $5.3 million (see Note 11).

There were no events or changes in circumstances that indicated the carrying value may not be recoverable and no impairment charges were recognized during the years ended December 31, 2022.

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

The Company estimates the fair value of contingent consideration related to business combinations on the date of acquisition (see Note 3). The fair value of the contingent consideration was remeasured each reporting period, with any change in the fair value recorded within the consolidated statements of operations and comprehensive income (loss).

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

Warrant Liability—Upon consummation of the Business Combination, the Company assumed the outstanding warrants previously sold in a private placement (“Private Warrants”) by Dragoneer.

The Company accounted for its Private Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, in conjunction with the SEC Division of Corporation Finance’s April 12, 2021 Public Statement, Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”). The terms of the warrants provided for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and precluded the warrants from being classified in equity and thus the warrants were classified as a liability. Accordingly, the Company recorded the warrants as long-term liabilities on its consolidated balance sheet at fair value upon the closing of the Business Combination, with subsequent changes in the fair value of the warrants recognized in the consolidated statements of operations and comprehensive income (loss) at each reporting date.

The Private Warrants were redeemed during the year ended December 31, 2024 (see Note 21). Prior to their redemption, the Private Warrants were valued using the Black-Scholes option pricing model. The assumptions utilized under the Black-Scholes option pricing model require judgments and estimates. Changes in these inputs and assumptions could affect the measurement of the estimated fair value of the related fair value of the Private Warrants.

Derivative Instruments—The Company records derivative instruments as an asset or liability measured at fair value each reporting period. The Company has not designated its derivatives as hedging instruments for accounting purposes and recognizes the changes in fair value within its consolidated statement of operations and comprehensive income (loss). Gain and losses from the change in fair value and cash payments and receipts related to the derivative instruments are recognized in other income (expense)—net, in the consolidated statements of operations and comprehensive income (loss). The Company does not enter into derivative instrument transactions for trading or speculative purposes.

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

The redeemable non-controlling interest was initially measured at fair value on the date of issuance. When the redemption of a mezzanine-classified non-controlling interest becomes probable, the carrying amount of the redeemable non-controlling interest is increased by periodic accretions using the interest method so that the carrying amount will equal the redemption amount on the date that the shares become redeemable. These adjustments are recorded as accretion of redeemable non-controlling interest, with an offset to additional paid-in capital, on the consolidated statements of mezzanine equity and stockholders’ equity (see Note 17).

Any such charges to additional paid-in capital affect net income (loss) available to CCC common stockholders as part of the Company’s calculation of net income (loss) per share attributable to common stockholders.

Recently Adopted Accounting Pronouncements—Effective for the year ended December 31, 2024, the Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update improves reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07, which was applied retrospectively to all prior periods presented. The adoption of ASU 2023-07 did not have a material impact on the consolidated financial statements however it resulted in incremental disclosures (see Note 27).

Recently Issued Accounting Pronouncements—In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires new disclosures aimed at enhancing transparency in financial reporting by requiring disaggregation of specific expense captions within the statement of operations. Under the update, entities are required to disclose a breakdown of certain expense categories, such as: employee compensation; depreciation; amortization, and other material components. This ASU is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the disclosure requirements related to this update.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the disclosure requirements related to this update.

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

As additional consideration for the shares, the acquisition agreement includes a contingent earnout for additional cash consideration. The potential amount of the earnout is calculated as a multiple of revenue, above a defined floor, during the 12-month measurement period ending December 31, 2024 and was not to exceed $90.0 million. The fair value of the contingent consideration as of the acquisition date of $0.2 million was estimated using a Monte Carlo simulation model that relies on unobservable inputs, including management estimates and assumptions. Upon the end of the 12-month measurement period, the contingent earnout was determined to be zero and no additional consideration was paid to the selling shareholders.

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

The following table summarizes revenue by type of service for the years ended December 31 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Software subscriptions	$906,464	$830,117	$752,505
Other	38,336	36,261	29,943
Total revenues	$944,800	$866,378	$782,448

Contract Assets and Liabilities—The balances of the Company’s receivables, contract assets and contract liabilities from contracts with customers are as follows (in thousands):

	December 31,	December 31,	December 31,
	2024	2023	2022
Accounts receivables-Net of allowances	$106,578	$102,365	$98,353
Deferred contract costs	22,373	17,900	16,556
Deferred contract costs-non-current	18,692	22,302	20,161
Other assets (accounts receivable, non-current)	16,946	15,198	16,437
Deferred revenues	44,915	43,567	35,239
Other liabilities (deferred revenues, non-current)	1,415	1,373	1,240

Deferred Contract Costs—A summary of the activity impacting the deferred contract costs during the years ended December 31, 2024, 2023 and 2022 is presented below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$40,202	$36,717	$37,186
Costs amortized	(22,085)	(19,197)	(17,986)
Additional amounts deferred	22,948	22,682	17,517
Balance at end of period	$41,065	$40,202	$36,717

Classified as:
Current	$22,373	$17,900	$16,556
Non-current	18,692	22,302	20,161
Total deferred contract costs	$41,065	$40,202	$36,717

Deferred Revenue—A summary of the activity impacting deferred revenue balances during the years ended December 31, 2024, 2023 and 2022, is presented below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$44,940	$36,479	$32,616
Revenue recognized[1]	(494,598)	(434,197)	(380,977)
Additional amounts deferred[1]	495,988	442,658	384,840
Balance at end of period	$46,330	$44,940	$36,479

Classified as:
Current	$44,915	$43,567	$35,239
Non-current	1,415	1,373	1,240
Total deferred revenue	$46,330	$44,940	$36,479

1 Amounts include total revenue deferred and recognized during each respective period.

During the years ended December 31, 2024, 2023 and 2022, $42.4 million, $35.1 million and $31.0 million, respectively, that was included in the deferred revenue balance at the beginning of each period was recognized as revenue.

Transaction Price Allocated to the Remaining Performance Obligations—Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2024, approximately $1,492 million of revenue is expected to be recognized from remaining performance obligations with approximately $662 million impacting the next twelve months, and approximately $830 million thereafter. The estimated revenues do not include unexercised contract renewals. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.

5. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Private Warrants—Upon consummation of the Business Combination, the Company assumed Private Warrants issued by Dragoneer. In May 2024, the Private Warrants were redeemed and as of December 31, 2024, no Private Warrants were outstanding (see Note 21).

As of December 31, 2023, the Company’s Private Warrants were recognized as liabilities and measured at fair value on a recurring basis.

The Private Warrants were valued using Level 1 and Level 2 inputs within the Black-Scholes option pricing model. The assumption utilized under the Black-Scholes option pricing model require judgments and estimates. Changes in these inputs and assumptions could affect the measurement of the estimated fair value of the Private Warrants. Accordingly, the Private Warrants were classified within Level 2 of the fair value hierarchy.

The valuation of the Private Warrants as of December 31, 2023 was determined using the Black-Scholes option pricing model using the following assumptions:

December 31,
2023
Expected term (in years)	2.6
Expected volatility	34%
Expected dividend yield	0%
Risk-free interest rate	4.10%

The estimated fair value of each Private Warrant using the Company's stock price on the valuation date and the above assumptions was $2.89 as of December 31, 2023.

Contingent Consideration Liability—During the year ended December 31, 2024, the Company determined that the threshold for contingent consideration relating to its acquisition of Safekeep (see Note 3) was not met and as of December 31, 2024, the Company does not have a liability for the estimated fair value of the contingent consideration. As of December 31, 2023, the contingent consideration liability had an estimated fair value of $0.1 million.

The contingent consideration liability was adjusted each reporting period for changes in fair value, which can result from changes in anticipated payments and changes in the assumed discount rate. These inputs are unobservable in the market and therefore, the contingent consideration liability was classified within Level 3 of the fair value hierarchy as of December 31, 2023.

The estimated fair value of the contingent consideration at the date of acquisition was determined using probability-weighted discounted cash flows and a Monte Carlo simulation model. The discount rate used to estimate fair value is based on the Company’s estimated cost of debt and was 10%.

As of December 31, 2023, the contingent consideration liability was classified within other liabilities in the accompanying consolidated balance sheets.

Interest Rate Cap—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt (See Note 15). The fair value of the interest rate cap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore, was classified within Level 2 of the fair value hierarchy as of December 31, 2024 and 2023.

The Company did not designate its interest rate cap agreements as hedging instruments and records the changes in fair value within other income-net on the consolidated statement of operations and comprehensive income (loss). The interest rate cap agreements’ fair value was $1.0 million, classified within other current assets in the accompanying consolidated balance sheet as of December 31, 2024. The interest rate cap agreements' fair value was $6.2 million, classified within other assets in the accompanying consolidated balance sheet as of December 31, 2023.

The following table presents the fair value of the assets measured at fair value on a recurring basis at December 31, 2024 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate cap	$975	$—	$975	$—
Total Assets	$975	$—	$975	$—

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

The Company did not recognize any impairment charges related to these assets during the year ended December 31, 2024. During the year ended December 31, 2023, the Company recognized impairment charges related to its China reporting unit’s goodwill and intangible assets (See Note 11). The Company did not recognize any impairment charges related to these assets during the year ended December 31, 2022.

Fair Value of Other Financial Instruments—The following table presents the carrying amounts, net of debt discount, and estimated fair values of the Company’s financial instruments that are not recorded at fair value on the consolidated balance sheets (in thousands):

	December 31, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
Term B Loan, including current maturities	$774,825	$776,970	$782,564	$784,000

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

6. INCOME TAXES

The components of pretax income (loss) attributable to domestic and foreign operations are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022

Domestic	$46,557	$(80,486)	$54,799
Foreign	(2,243)	(4,061)	(4,937)
Pretax income (loss)	$44,314	$(84,547)	$49,862

The goodwill and intangible asset impairment charges (see Note 11) recognized during the year ended December 31, 2023 are included in the domestic pretax loss in the table above.

The Company’s income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022

Current provision:
Federal	$38,378	$41,804	$37,470
State	5,217	10,053	8,387
Total current provision	43,595	51,857	45,857

Deferred provision (benefit):
Federal	(24,566)	(36,253)	(26,570)
State	(5,955)	(10,080)	(7,831)
Foreign	115	(502)	1,054
Change in valuation allowance	(115)	502	(1,054)
Total deferred benefit	(30,521)	(46,333)	(34,401)
Total income tax provision	$13,074	$5,524	$11,456

The Company’s effective income tax rate differs from the federal statutory rate as follows (in thousands, except percentages):

	Year Ended December 31,
	2024		2023		2022

Federal income tax provision (benefit) at statutory rate	$9,306	21.0%	$(17,755)	21.0%	$10,471	21.0%
Executive compensation	20,788	46.9	12,555	(14.8)	12,508	25.0
Stock-based compensation	(11,386)	(25.7)	(3,844)	4.5	(4,074)	(8.1)
Research and experimentation credit	(6,950)	(15.7)	(6,920)	8.2	(3,510)	(7.0)
Fair value of warrants	(3,019)	(6.8)	3,170	(3.7)	(5,475)	(11.0)
Goodwill impairment	—	—	16,255	(19.2)	—	—
Impact of foreign operations	653	1.5	1,794	(2.1)	2,807	5.6
Valuation allowance	(115)	(0.3)	502	(0.6)	(1,054)	(2.1)
State and local taxes-net of federal income tax effect	(583)	(1.3)	(22)	0.0	439	0.9
Other nondeductible expenses	2,195	5.0	836	(1.0)	344	0.7
Uncertain tax positions	926	2.1	396	(0.5)	(303)	(0.6)
Foreign rate difference	(67)	(0.2)	(164)	0.2	(182)	(0.4)
Other—net	1,326	3.0	(1,279)	1.5	(515)	(1.0)
Income tax provision	$13,074	29.5%	$5,524	(6.5)%	$11,456	23.0%

The Company made income tax payments of $51.1 million, $43.0 million and $55.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company received insignificant refunds from various states during the years ended December 31, 2024, 2023 and 2022, respectively.

The approximate income tax effect of each type of temporary difference giving rise to deferred income tax assets and liabilities as of December 31, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred income tax assets:
Stock-based compensation	$35,539	$36,329
Capitalized R&E—net of amortization	43,083	26,082
Operating lease liabilities	13,142	13,751
Net operating losses—foreign	10,468	10,875
Accrued compensation	8,203	10,373
Sales allowances and doubtful accounts	1,160	1,393
Research and experimental credit	785	373
Net operating losses—domestic (state)	—	479
Other	1,563	775
Total deferred income tax assets	113,943	100,430
Valuation allowance for deferred tax asset	(10,468)	(10,875)
Net deferred income tax assets	103,475	89,555
Deferred income tax liabilities:
Intangible asset amortization	234,362	255,572
Software, equipment and property depreciation and amortization	16,813	11,541
Deferred contract costs	10,149	10,044
Operating lease assets	6,995	7,078
Interest rate caps	—	685
Total deferred income tax liabilities	268,319	284,920
Net deferred income tax liabilities	$164,844	$195,365

Valuation Allowance—The Company has accumulated net operating losses related to its foreign subsidiaries of $10.5 million and $10.9 million at December 31, 2024 and 2023, respectively. A valuation allowance equal to 100% of the related tax benefit has been established as of December 31, 2024 and 2023. The valuation allowance changed $(0.4) million, $0.5 million and $(1.0) million during the years ended December 31, 2024, 2023 and 2022, respectively. The changes in the valuation allowance during each year were due to foreign subsidiaries’ net operating losses in the current year and the expiration of prior year’s net operating losses. No amounts were released during the years ended December 31, 2024, 2023 and 2022. The net operating losses are set to expire in 2025 through 2029 as China allows for a five-year carryforward.

The change in unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of year	$4,415	$3,723
Additions based on tax positions related to the current year	1,700	1,062
Additions based on adjustments to tax positions related to prior years	862	527
Reductions based on adjustments to tax positions related to prior years	(221)	—
Reductions as a result of a lapse of statutes of limitations	(564)	(897)
Balance at end of year	$6,192	$4,415

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2024 and 2023, the amount accrued for interest and penalties was not material. The Company reflects its liability for unrecognized tax benefits within income taxes payable and other liabilities in its consolidated balance sheets. The amounts included in “reductions for tax positions of prior years” represent expirations of statutes of limitation and decreases in the unrecognized tax benefits relating to settlements reached with taxing authorities during each year shown.

With few US State exceptions, the major jurisdictions subject to examination by the relevant taxing authorities and open tax years, stated as the Company’s fiscal years, are as follows:

Jurisdiction	Open Tax Years
US Federal	2021 - 2023
US States	2021 - 2023
China	2021 - 2023
Canada	2021 - 2023

7. ACCOUNTS RECEIVABLE

Accounts receivable–Net as of December 31, 2024 and 2023, consists of the following (in thousands):

	December 31,
	2024	2023
Accounts receivable	$111,270	$107,939
Allowance for credit losses and sales reserves	(4,692)	(5,574)
Accounts receivable–Net	$106,578	$102,365

Changes to the allowance for credit losses and sales reserves during the years ended December 31, 2024, 2023 and 2022, consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$5,574	$5,339	$3,791
Charges to bad debt and sales reserves	4,272	7,079	4,262
Write-offs, net	(5,154)	(6,844)	(2,714)
Balance at end of period	$4,692	$5,574	$5,339

8. OTHER CURRENT ASSETS

Other current assets as of December 31, 2024 and 2023, consists of the following (in thousands):

	December 31,
	2024	2023
Prepaid SaaS costs	$9,112	$7,833
Prepaid service fees	7,352	5,992
Prepaid insurance	2,561	2,289
Prepaid software and equipment maintenance	673	5,547
Other	9,275	10,703
Total other current assets	$28,973	$32,364

9. SOFTWARE, EQUIPMENT, AND PROPERTY

Software, equipment, and property as of December 31, 2024 and 2023, consists of the following (in thousands):

	December 31,
	2024	2023
Software, licenses and database	$275,127	$220,625
Computer equipment	18,993	27,467
Leasehold improvements	30,993	31,046
Building and land	4,910	4,910
Furniture and other equipment	1,332	1,370
Total software, equipment, and property	331,355	285,418
Less accumulated depreciation and amortization	(159,276)	(125,002)
Net software, equipment, and property	$172,079	$160,416

Depreciation and amortization expense related to software, equipment, and property was $42.9 million, $36.9 million and $27.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

10. LEASES

The Company leases real estate in the form of office space and data center facilities. Generally, at the inception of the contract, the term for real estate leases ranges from 2 to 17 years and the term for equipment leases is 1 to 3 years. Some real estate leases include options to renew that can extend the original term by 3 to 5 years.

Operating lease costs are included within cost of revenues, exclusive of amortization and impairment of acquired technologies, research and development and general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The Company does not have any finance leases.

In December 2022, the Company terminated a corporate office lease which otherwise would have expired in March 2026. In connection with the lease termination, the Company agreed to a termination fee in the amount of $3.8 million, which released the Company from all future minimum lease payments and variable lease costs related to this facility. As of the termination date, the Company derecognized the operating lease asset and operating lease liability and recognized a loss on lease termination of $3.1 million, included within general and administrative expenses in the consolidated statement of operations and comprehensive income (loss).

The components of lease expense for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	December 31,
	2024	2023	2022
Operating lease costs	$6,396	$5,958	$12,390
Variable lease costs	4,112	3,497	2,319
Total lease costs	$10,508	$9,455	$14,709

The $3.1 million loss on lease termination is included in operating lease costs for the year ended December 31, 2022.

The lease term and discount rate consisted of the following as of December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
Weighted-average remaining lease term (years)	11.9	12.9	13.6
Weighted-average discount rate	6.5%	6.5%	6.4%

Supplemental cash flow and other information related to leases for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	December 31,
	2024	2023	2022
Cash payments for operating leases	$8,146	$5,706	$11,933
Operating lease assets obtained in exchange for lease liabilities	1,792	—	2,825

The $3.8 million lease termination fee is included in the cash payments for operating leases for the year ended December 31, 2022.

The table below reconciles the undiscounted future minimum lease payments (in thousands) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheet as of December 31, 2024.

Years Ending December 31:
2025	7,869
2026	7,370
2027	5,576
2028	6,323
2029	6,108
Thereafter	44,894
Total lease payments	78,140
Less: Interest	(23,247)
Total	$54,893

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are primarily the result of business acquisitions.

The Company performs its annual impairment assessment of goodwill and indefinite life intangible assets as of November 30 of each year.

During the year ended December 31, 2024 and 2023, the Company performed a qualitative assessment for its reporting unit with goodwill and its trademark indefinite life intangible assets. For the qualitative analysis performed as of November 30 each year, the Company assessed several events and circumstances that could affect the significant inputs used to determine the fair values of the reporting unit and trademarks, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, no significant changes to projected forecasts, overall change in economic climate, changes in the industry and competitive environment, key management turnover, and earnings quality and sustainability. There were no unanticipated changes or negative indicators in the above qualitative factors that would impact the fair values as of the annual impairment date. As such, the Company determined there were no indicators of impairment and that it is more likely than not that the fair value of the reporting unit and trademarks are greater than their carrying values and therefore performing the next step of the impairment test was unnecessary.

During the year ended December 31, 2023, the Company’s China reporting unit experienced adverse impacts as a result of changes in market conditions and increases in interest rates which contributed to reduced forecasted revenues and reduced projected future cash flows.

As a result of these adverse impacts, the Company performed an interim quantitative assessment of goodwill impairment by comparing the fair value of its China reporting unit to its carrying value, including goodwill. When performing the assessment, the Company determined the fair value of its China reporting unit based on forecasted future cash flows. Based on the Company’s forecast of the future cash flows of its China reporting unit, it was determined the carrying value of goodwill for its China reporting unit was impaired and the Company recorded a goodwill impairment charge of $77.4 million during the year ended December 31, 2023.

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

For the year ended December 31, 2022 the Company performed a quantitative impairment test which indicated no impairment and there was no change to the carrying amount of goodwill or trademarks due to impairment.

The following table presents the gross amount, accumulated impairment loss, and net carrying amount of goodwill as of December 31, 2024 and 2023 (in thousands):

		Accumulated	Net
	Gross Amount	Impairment Loss	Carrying Amount
Balance as of December 31, 2024	1,520,926	(103,202)	1,417,724
Balance as of December 31, 2023	$1,520,926	$(103,202)	$1,417,724

In addition to the aforementioned impairment loss recognized during the year ended December 31, 2023, the accumulated impairment loss includes an impairment loss recognized during the year ended December 31, 2019.

Changes in the net carrying amount of goodwill were as follows during the year ended December 31, 2023 (in thousands):

Net Carrying
Amount
Balance as of December 31, 2022	$1,495,129
Impairment	(77,405)
Balance as of December 31, 2023	$1,417,724

There were no changes in the carrying amount of goodwill during the year ended December 31, 2024.

The intangible assets balance as of December 31, 2024, is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount

Intangible assets:
Customer relationships	18	10.3	$1,291,830	$(550,822)	$741,008
Acquired technologies	7	4.1	4,800	(2,000)	2,800
Subtotal			1,296,630	(552,822)	743,808
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,487,100	$(552,822)	$934,278

The intangible assets balance as of December 31, 2023, is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount

Intangible assets:
Customer relationships	16–18	11.3	$1,291,830	$(479,054)	$812,776
Acquired technologies	3–7	1.7	184,640	(172,840)	11,800
Subtotal			1,476,470	(651,894)	824,576
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,666,940	$(651,894)	$1,015,046

The decrease in the acquired technologies’ gross carrying amount and accumulated amortization as of December 31, 2024 was due to the write-off of fully amortized intangible assets.

During the year ended December 31, 2023, the Company recorded an impairment charge to its China reporting unit’s customer relationships and acquired technologies intangible assets. The Company’s forecast of the China reporting unit’s expected cash flows indicated the carrying amounts of the intangible assets were not recoverable and therefore the Company recorded an impairment charge of $5.3 million.

No intangible asset impairments were recorded during the year ended December 31, 2022.

Amortization expense for intangible assets was $80.8 million, $98.4 million and $99.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Future amortization expense for each of the next five years and thereafter for intangible assets as of December 31, 2024, is as follows (in thousands):

Years Ending December 31:
2025	72,454
2026	72,454
2027	72,454
2028	72,454
2029	71,825
Thereafter	382,167
Total	$743,808

12. EQUITY METHOD INVESTMENT

The Company maintains an investment in a limited partnership (the “Investee”), which is affiliated with one of the Company’s principal equity owners. The Company invested $10.2 million, including related fees and expenses, for an approximate 7% interest of the Investee.

Since the Company’s investment in June 2021, the Investee has not recognized any income or loss, thus there have been no changes to the carrying value of the Company’s equity method investment and the investment is recorded at $10.2 million as of December 31, 2024 and 2023 on the consolidated balance sheets.

13. ACCRUED EXPENSES

Accrued expenses as of December 31, 2024 and 2023, consist of the following (in thousands):

	December 31,
	2024	2023
Compensation	$47,505	$54,593
Professional services	6,260	2,183
Royalties and licenses	5,116	4,381
Software license agreements	4,613	2,233
Sales tax	3,620	2,968
Employee insurance benefits	2,235	2,572
Other	3,194	2,548
Total accrued expenses	$72,543	$71,478

14. OTHER LIABILITIES

Other liabilities as of December 31, 2024 and 2023, consist of the following (in thousands):

	December 31,
	2024	2023
Income taxes payable - non current	$6,344	$3,937
Software license agreements	3,544	1,004
Deferred revenue-non-current	1,415	1,373
Contingent consideration	—	100
Total other liabilities	$11,303	$6,414

15. LONG-TERM DEBT

On September 21, 2021, CCC Intelligent Solutions Inc., an indirect wholly owned subsidiary of the Company, together with certain of the Company’s subsidiaries acting as guarantors entered into a credit agreement (as subsequently amended, the “2021 Credit Agreement”).

The proceeds of the 2021 Credit Agreement and cash on hand were used to repay all outstanding borrowings under the Company’s previous credit agreement.

2021 Credit Agreement—The 2021 Credit Agreement consists of an $800.0 million term loan (the “Term B Loan”) and a revolving credit facility for an aggregate principal amount of $250.0 million (the “2021 Revolving Credit Facility” and together with the Term B Loan, the “2021 Credit Facilities”). The 2021 Revolving Credit Facility has a sublimit of $75.0 million for letters of credit. The Company received proceeds of $798.0 million, net of debt discount of $2.0 million, related to the Term B Loan.

The Company incurred $9.8 million in financing costs related to the Term B Loan, recorded to a contra debt account. The financing costs are being amortized to interest expense over the terms of the Term B Loan and 2021 Revolving Credit Facility using the effective interest method.

The Term B Loan requires quarterly principal payments of $2.0 million until June 30, 2028, with the remaining outstanding principal amount required to be paid on the maturity date, September 21, 2028. If the Company’s leverage ratio, as defined in the 2021 Credit Agreement is greater than 3.5, the Term B Loan requires a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. As of December 31, 2024 and 2023, the Company’s leverage ratio did not exceed the 3.5 threshold and the Company was not subject to the annual excess cash flow calculation, and as such, not required to make a prepayment of principal.

As of December 31, 2024 and 2023, the amount outstanding on the Term B Loan is $776.0 million and $784.0 million, respectively, of which $8.0 million is classified as current in the accompanying consolidated balance sheets.

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

In September 2024, the Company entered into Amendment No. 2 to the 2021 Credit Agreement (the “Second Amendment”) to (i) remove the SOFR credit adjustment applicable to the 2021 Revolving Credit Facility and (ii) reduce the applicable interest rate for the 2021 Revolving Credit Facility by 0.25%. Additionally, the maturity date for the 2021 Revolving Credit Facility was extended to September 23, 2029, subject to a springing maturity date of June 22, 2028 if greater than $234.0 million of the initial Term B Loan remains outstanding as of such date.

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

During the years ended December 31, 2024, 2023, and 2022, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 7.6%, 7.5% and 4.2%, respectively.

The Company has an outstanding standby letter of credit for $0.7 million which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility and as of December 31, 2024 and 2023, $249.3 million was available to be borrowed.

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

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments, the Company’s leverage ratio cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test during the years ended December 31, 2024 and 2023.

Long-term debt as December 31, 2024 and 2023, consists of the following (in thousands):

	December 31,
	2024	2023
Term B Loan	$776,000	$784,000
Term B Loan—discount	(1,175)	(1,436)
Term B Loan—deferred financing fees	(5,772)	(7,060)
Term B Loan—net of discount and fees	769,053	775,504
Less: Current portion	(8,000)	(8,000)
Total long-term debt—net of current portion	$761,053	$767,504

The table below is a roll forward of the Company’s contra debt deferred financing fees and discount and deferred financing fees asset balances (in thousands):

	Deferred	Discount—
	Financing	Contra
	Fees	Debt
Balance—December 31, 2022	$10,485	$1,669
Amortization of fees and discount	(1,753)	(233)
Balance—December 31, 2023	8,732	1,436
Payment of fees associated with revolver modification	719	—
Amortization of fees and discount	(1,871)	(261)
Balance—December 31, 2024	$7,580	$1,175

As of December 31, 2024 and 2023, the deferred financing fees asset balance includes $1.7 million in relation to the 2021 Revolving Credit Facility.

Scheduled Payments for Debt—Principal amounts due in each of the next five years, as of December 31, 2024, are as follows (in thousands):

Years Ending December 31:
2025	$8,000
2026	8,000
2027	8,000
2028	8,000
2029	744,000
Total	$776,000

Interest Rate Caps—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The interest rate cap agreements have an aggregate notional amount of $600.0 million and a one-month SOFR cap rate of 4.00% through their expiration in July 2025. The fair value of the interest rate cap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore, was classified within Level 2 of the fair value hierarchy as of December 31, 2024 and 2023.

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

As of December 31, 2024, the interest rate cap agreements had a fair value of $1.0 million, classified within other current assets in the accompanying consolidated balance sheet. As of December 31, 2023, the interest rate cap agreements had a fair value of $6.2 million classified within other assets in the accompanying consolidated balance sheet.

Cash received related to the interest rate cap agreements was $7.2 million and $6.5 million for the years ended December 31, 2024 and December 31, 2023, respectively, recorded within other income-net on the consolidated statement of operations and comprehensive income (loss). Cash received related to the interest rate cap agreements was insignificant for the year ended December 31, 2022.

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

The present value of the future cash flows upon execution of the agreement was $45.6 million, which included an original discount of $23.2 million. At December 31, 2024, the remaining liability, net of the discount was $27.7 million, with $3.3 million classified as current. At December 31, 2023, the remaining liability, net of the discount was $30.8 million, with $3.1 million classified as current.

The discount was recorded to a contra liability account and is being amortized to interest expense over the term of the agreement using the effective interest method. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $1.9 million, $2.0 million and $2.2 million, respectively, in interest expense related to the Licensing Agreement. The unamortized discount as of December 31, 2024 and 2023 was $6.7 million and $8.6 million, respectively.

Principal amounts due in each of the next five years and thereafter for the Licensing Agreement as of December 31, 2024, are as follows (in thousands):

Years Ending December 31:
2025	$3,257
2026	3,466
2027	3,689
2028	3,926
2029	4,177
Thereafter	9,177
Total	$27,692

17. REDEEMABLE NON-CONTROLLING INTEREST

On March 12, 2020 (the “Close Date”), the Company closed a stock purchase agreement (the “Stock Purchase Agreement”) with a third-party investor (the “Investor”) for purchase by the Investor of Series A Preferred Stock in CCCIS Cayman Holdings Limited (“CCC Cayman”), the parent of the Company’s China operations. On the Close Date, CCC Cayman, a subsidiary of the Company, issued 1,818 shares of Series A Preferred Stock (the “Preferred Shares”) at $7,854 per share to the Investor for net proceeds of $14.2 million. As of December 31, 2024 and 2023, on an as-converted basis, the Preferred Shares represent an aggregate 10.0% ownership interest of the issued and outstanding capital stock of CCC Cayman, or 8.6% on a fully-diluted basis.

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

As of December 31, 2024 and 2023, the Investor’s ownership in CCC Cayman is classified in mezzanine equity as a redeemable non-controlling interest, because it is redeemable on an event that is not solely in the control of the Company.

As of May 31, 2023, the Company determined it was probable the non-controlling interest would become redeemable and began to accrete the non-controlling interest to its redemption value. Changes in the carrying value of the non-controlling interest are recorded as adjustments to additional paid-in capital.

The activity impacting the redeemable non-controlling interest during the years ending December 31 is presented below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$16,584	$14,179	$14,179
Accretion of redeemable non-controlling interest	5,095	2,405	—
Balance at end of period	$21,679	$16,584	$14,179

18. CAPITAL STOCK

Preferred Stock—The Company is authorized to issue up to 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors (the “Board”). As of December 31, 2024, there were no shares of preferred stock issued or outstanding.

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

There were 629,207,115 and 603,128,781 shares of common stock issued and outstanding as of December 31, 2024 and 2023, respectively.

Effective upon closing of the Business Combination, 8,625,000 shares issued and held by Dragoneer Growth Opportunities Holdings (the “Sponsor Vesting Shares”) became non-transferable and subject to forfeiture on the tenth anniversary of Closing if neither of the following triggering events has occurred: (a) the share price of the Company’s common stock has been greater than or equal to $13.00 per share for any twenty trading days within any thirty consecutive trading day period beginning after Closing, or (b) a change in control as defined in the Business Combination Agreement.

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

The Company Earnout Shares are not issued shares and are excluded from the shares of common stock issued and outstanding.

Secondary Offerings and Stock Repurchase—During the year ended December 31, 2024, certain existing stockholders completed secondary offerings where the selling stockholders sold an aggregate of 171.5 million shares of the Company's common stock. The Company did not receive proceeds from the sale of the shares by the selling stockholders. In connection with the offerings, the Company incurred costs of $1.9 million during the year ended December 31, 2024, included within general and administrative expenses on the consolidated statement of operations and comprehensive income (loss).

In November 2023, certain existing stockholders completed a secondary offering where the selling stockholders sold 65.0 million shares of common stock. In addition, the underwriters exercised an option granted by the selling stockholders to purchase an additional 4.875 million shares of the Company’s common stock at the same per share price.

The Company did not receive any of the proceeds from the sale of the shares by the selling stockholders.

Concurrent with the closing of the secondary offering in November 2023, 32.5 million shares of common stock were repurchased by the Company for an aggregate price of $328.5 million. The shares repurchased by the Company were formally retired. The excess purchase price over par value was charged directly to accumulated deficit.

In connection with the offering and repurchase, the Company incurred costs of $2.0 million during the year ended December 31, 2023, included within general and administrative expenses on the consolidated statement of operations and comprehensive income (loss).

During the year ended December 31, 2022, certain existing stockholders completed a secondary offering where the selling stockholders sold an aggregate of 20.0 million shares of the Company’s common stock. The Company did not receive proceeds from the sale of the shares by the selling stockholders. In connection with the offerings, the Company incurred costs of $1.2 million during the year ended December 31, 2022, included within general and administrative expenses on the consolidated statement of operations and comprehensive income (loss).

Share Repurchase Program—In December 2024, the Company’s Board authorized the repurchase of up to $300.0 million of the Company's outstanding shares of common stock (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions, accelerated share repurchases, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, in accordance with applicable securities laws and other restrictions. The 2024 Repurchase Program does not obligate the Company to repurchase any amount of common stock. The specific timing and amount of repurchases may vary based on available capital resources, market conditions, management’s discretion, securities law limitations, and other factors.

As of December 31, 2024, the Company has not repurchased any shares and $300.0 million remains available to purchase outstanding shares under the Share Repurchase Program.

19. EMPLOYEE BENEFIT PLANS

The Company sponsors a tax-qualified defined contribution savings and investment plan, CCC 401(k) Retirement Savings and Investment Plan (the “Savings Plan”). Participation in the Savings Plan is voluntary with substantially all domestic employees eligible to participate. Expenses related to the Savings Plan consist primarily of the Company’s contributions that are based on percentages of employees’ contributions. The defined contribution expense for the years ended December 31, 2024, 2023 and 2022 was $7.0 million, $6.5 million and $6.1 million, respectively.

20. STOCK INCENTIVE PLANS

In July 2021, the Company’s board of directors and stockholders adopted and approved the CCC Intelligent Solutions Holdings Inc. 2021 Incentive Equity Plan (the “2021 Plan”). Prior to the adoption of the 2021 Plan, the Company maintained its 2017 Stock Option Plan (the “2017 Plan”).

The purpose of the 2021 Plan is to enable the Company to attract, retain, and motivate employees, consultants, and independent members of the board of directors of the Company and its subsidiaries by allowing them to become owners of common stock enabling them to benefit directly from the growth, development, and financial successes of the Company.

Awards granted under the 2017 Plan had either time-based vesting or performance-based vesting with a market condition. Options expire on the tenth anniversary of the grant date.

The total number of shares of common stock that will be reserved and that may be issued under the 2021 Plan will automatically increase on the first day of each fiscal year by a number of shares equal to 5.0% of the total number of shares of common stock outstanding on the last day of the prior fiscal year or such lesser amount as determined by the board of directors. For the year ended December 31, 2024, the board of directors allowed the number of shares of common stock reserved under the 2021 Plan to increase, in accordance with the terms of the 2021 Plan, by 36,187,726 shares. For the year ended December 31, 2023, the board of directors elected not to increase the number of shares of common stock reserved under the 2021 Plan.

The following table summarizes the shares of common stock reserved for future issuance under the 2021 Plan as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Stock options outstanding	23,349,505	35,788,469
Restricted stock units outstanding	31,042,552	36,329,881
Restricted stock units available for future grant	75,673,991	49,451,502
Reserved for ESPP	10,403,530	4,981,134
Common stock reserved for future issuance	140,469,578	126,550,986

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

During 2023, the Company’s Board approved modifications to the performance-based RSUs subject to a market condition. The modifications included: (i) the extension of the performance period by one year, (ii) a change to the performance criteria, (iii) a change to the number of units to be issued depending on performance and (iv) for certain grants, imposing a maximum number of units to be issued depending on performance equal to 100% of the target.

The modification to the performance-based RSUs subject to a market condition resulted in incremental stock-based compensation expense of $67.0 million, which will be recognized ratably over the modified performance periods.

The table below summarizes the RSU activity for the years ended December 31, 2024, 2023, and 2022:

		Weighted-
		Average
	Shares	Fair Value
Non-vested RSUs—December 31, 2021	18,558,211	$10.74
Granted	16,426,878	10.07
Vested	(2,324,324)	11.22
Canceled	(1,372,077)	10.93
Non-vested RSUs—December 31, 2022	31,288,688	10.34
Granted	12,574,115	9.01
Vested	(5,707,373)	10.57
Canceled	(1,825,549)	9.90
Non-vested RSUs—December 31, 2023	36,329,881	10.56
Granted	10,538,732	11.80
Vested	(14,232,526)	10.76
Canceled	(1,593,535)	10.68
Non-vested RSUs—December 31, 2024	31,042,552	$10.92

During the year ended December 31, 2024, the Company granted 10,538,732 RSUs, of which 8,266,649 have time-based vesting requirements and 2,272,083 have performance-based vesting requirements.

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

The Company did not grant any performance-based RSUs with a market condition during the year ending December 31, 2024. The valuation of the performance-based RSUs with a market condition granted during the year ended December 31, 2022 and modified during the year ended December 31, 2023, was determined using a Monte Carlo Simulation model using the following assumptions:

	2023	2022
Expected term (in years)	1.1-2.1	2.8
Expected volatility	28%-32%	35%
Expected dividend yield	0%	0%
Risk-free interest rate	4.36%-4.87%	2.28%

The Company uses a pre-vesting forfeiture rate to estimate the number of options that are expected to vest that was based on the Company’s historical turnover rate.

Stock Options—The table below summarizes the option activity for the years ended December 31, 2024, 2023 and 2022 :

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Options outstanding—December 31, 2021	55,644,495	$2.95	6.0	$469,591
Exercised	(10,081,164)	2.74
Forfeited and canceled	(314,071)	4.46
Options outstanding—December 31, 2022	45,249,260	$2.99	4.9	258,470
Exercised	(8,923,718)	2.85
Forfeited and canceled	(537,073)	6.88
Options outstanding—December 31, 2023	35,788,469	$2.96	4.0	301,563
Exercised	(12,427,044)	2.69
Forfeited and canceled	(11,920)	$3.40
Options outstanding—December 31, 2024	23,349,505	$3.11	3.2	$201,305
Options exercisable—December 31, 2024	22,539,617	$2.97	3.1	$197,353
Options vested and expected to vest—December 31, 2024	23,333,942	$3.11	3.1	$201,237

The fair value of the options that vested during the year ended December 31, 2024 was $2.2 million.

During the year ended December 31, 2024, the Company issued 12,427,044 shares of common stock upon exercise of stock options.

During the year ended December 31, 2023, the Company issued 8,923,718 shares of common stock upon exercise of stock options.

During the year ended December 31, 2022, the Company issued 10,074,354 shares of common stock upon exercise of 10,081,164 stock options. As part of cashless exercises, 6,810 shares were applied to the exercise price and tax obligations of the option holders.

Cayman Equity Incentive Plan—During the year ended December 31, 2022, the Company adopted the CCCIS Cayman Holdings Employees Equity Incentive Plans (“Cayman Incentive Plans”), which provide for the issuance of stock option awards in CCC Cayman (“Cayman Awards”) to eligible employees of the Company’s China subsidiaries.

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

During the years ended December 31, 2024, 2023 and 2022, the Company granted 761,743, 539,400 and 1,303,000 stock options under the Cayman Incentive Plans, respectively. The exercise price of the options granted is at least equal to the fair value of the underlying shares at the grant date. As of December 31, 2024 and 2023, 2,363,514 and 1,735,900, respectively, are outstanding, none of which are exercisable.

Awards under the Cayman Incentive Plans are remeasured at fair value each reporting period with the change in fair value recognized as stock-based compensation expense in that period. The fair values of the outstanding awards at December 31, 2024, 2023 and 2022 were based on the Black-Scholes option pricing model using the following assumptions:

	2024	2023	2022
Expected term (in years)	4.25-5.42	5.25 - 5.42	6.25
Expected volatility	40%	40%	40%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.4%	3.8%	3.5%

Employee Stock Purchase Plan—In October 2021, the Company’s Board adopted the ESPP. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Under the ESPP, employee purchases occur at the end of discrete offering periods. The six-month offering periods begin on January 1 and July 1 of each year (or such other date determined by the board of directors).

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

As of December 31, 2024 and 2023, 12,062,991 and 6,031,287 shares of common stock, respectively, are reserved for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP increases on January 1 by the lesser of 1% of the total numbers of shares outstanding or a lesser amount as determined by the Board. For the year ended December 31, 2024, the board of directors allowed the number of shares of common stock reserved under the ESPP to increase, in accordance with the terms of the ESPP, by 6,031,287 shares. For the year ended December 31, 2023, the board of directors elected not to increase the number of shares of common stock reserved under the ESPP.

During the years ending December 31, 2024, 2023 and 2022, 608,891, 641,691 and 408,879 shares were sold under the ESPP, respectively.

The fair value of ESPP purchase rights sold during the years ended December 31, 2024, 2023 and 2022 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2024	2023	2022
Expected term (in years)	0.5	0.5	0.5
Expected volatility	25%-29%	30%-51%	47%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	5.2%-5.5%	2.5%-4.7%	0.2%

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

Stock-Based Compensation—Stock-based compensation expense has been recorded in the accompanying consolidated statements of operations and comprehensive income (loss) as follows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenues	$9,342	$8,802	$5,812
Research and development	47,191	25,467	19,536
Sales and marketing	28,083	33,204	25,309
General and administrative	86,422	77,045	58,840
Total stock-based compensation expense	$171,038	$144,518	$109,497

As of December 31, 2024, there was $159.0 million of unrecognized stock compensation expense related to non-vested time-based awards which is expected to be recognized over a weighted-average period of 2.4 years. As of December 31, 2024, there was $34.2 million of unrecognized stock-based compensation expense related to non-vested performance-based awards, which is expected to be recognized over a weighted-average period of 1.1 years.

21. WARRANTS

Upon consummation of the Business Combination, the Company assumed the outstanding Private Warrants issued by Dragoneer.

Private Warrants could only be exercised for a whole number of shares of the Company’s common stock. Each whole Private Warrant entitled the registered holder to purchase one share of the Company’s common stock. All warrants had an exercise price of $11.50 per share, subject to adjustment, beginning on August 29, 2021, and were to expire on July 30, 2026 or earlier upon redemption or liquidation. Additionally, the Private Warrants were exercisable on a cashless basis and were non-redeemable, so long as they were held by the initial purchasers or their permitted transferees. If the Private Warrants were held by someone other than the initial purchasers or their permitted transferees, the Private Warrants were redeemable by the Company and exercisable by such holders.

During May 2024, the Company redeemed all of the outstanding Private Warrants for aggregate of 3,809,200 shares of the Company’s common stock. The holder of the Private Warrants received 0.214 shares of common stock for each Private Warrant exchanged. No cash was paid by the Company in exchange for the redeemed Private Warrants. The Private Warrants were valued at the time of redemption using the Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	2.2
Expected volatility	31%
Expected dividend yield	0%
Risk-free interest rate	4.8%

The estimated fair value of each Private Warrant using the Company's stock price on the date of redemption and above assumptions was $2.09.

Following the redemption, the Company had no Private Warrants outstanding. As of December 31, 2023, the Company had 17.8 million Private Warrants outstanding.

The Company recognized income (expense) of $14.4 million, ($15.1) million and $26.1 million as a change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive income (loss) for years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2023 the Company’s warrant liability was $51.5 million.

22. COMMITMENTS

Purchase Obligations—The Company has long-term agreements with suppliers and other parties related to licensing data used in its solutions and services, outsourced data center, disaster recovery, and software as a service that expire at various dates through 2031. Under the terms of these agreements with suppliers, the Company has future minimum obligations as of December 31, 2024 as follows (in thousands):

Years Ending December 31:
2025	$48,904
2026	48,362
2027	65,714
2028	9,945
2029	9,900
Thereafter	19,800
Total	$202,625

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

The following table summarizes revenues and expenses with entities affiliated with one of its principal equity owners for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	December 31,
	2024	2023	2022
Revenues
Credit card processing	$1,382	$1,051	$811
Expenses
Employee health insurance benefits	4,202	3,641	3,166
IT security software	510	^	^
Board of director fees for services, including related travel and out-of-pocket reimbursements	275	306	131
Human resources support services	*	313	237
IT development software	*	130	*
Sales tax processing and license fees for tax information	^	^	561

* Not significant.

^ Not a related party during the year ended December 31.

The Company had a related party payable due to its employee health insurance benefits vendor for $0.3 million and $0.5 million as of December 31, 2024 and December 31, 2023, respectively.

During the year ended December 31, 2023, as part of the secondary offering (see Note 18), the Company entered into a share repurchase agreement with its principal equity owner, pursuant to which the Company agreed to repurchase 32.5 million shares of the Company’s common stock at a price equal to the price per share paid by the underwriters, net of commissions and discounts. The aggregate price paid by the Company for the repurchased shares was $328.5 million.

25. OTHER INCOME—NET

Other income—net consists of the following for the years ended December 31 (in thousands):

	Year Ended December 31,
	2024	2023	2022
(Loss) gain from change in fair value of derivative instruments	$(5,233)	$(5,743)	$5,663
Income from derivative instruments	7,167	6,460	—
Other income–net	302	1,082	699
Total other income–net	$2,236	$1,799	$6,362

26. NET INCOME (LOSS) PER SHARE

The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method. We exclude common stock equivalent shares from the calculation if their effect is anti-dilutive. In a period where the Company is in a net loss position, the diluted loss per share is calculated using the basic share count. The 8,625,000 Sponsor Vesting Shares that are issued and outstanding at December 31, 2024, 2023 and 2022 are excluded from the weighted average number of shares of common stock outstanding until the vesting requirement is met and the restriction is removed.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings per share of common stock (in thousands, except for share and per share data).

	Year Ended December 31,
	2024	2023	2022
Numerator
Net income (loss)	$31,240	$(90,071)	$38,406
Accretion of redeemable non-controlling interest	(5,095)	(2,405)	—
Net income (loss) attributable to common stockholders	$26,145	$(92,476)	$38,406

Denominator
Weighted average shares of common stock—basic	610,761,424	617,889,384	607,760,886
Dilutive effect of stock-based awards	31,114,101	—	35,080,710
Weighted average shares of common stock—diluted	641,875,525	617,889,384	642,841,596

Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.15)	$0.06
Diluted	$0.04	$(0.15)	$0.06

Common stock equivalent shares of 0.2 million, 33.7 million and 8.1 million were excluded from the computation of diluted per share amounts for the years ended December 31, 2024, 2023 and 2022, respectively, because their effect was anti-dilutive.

27. SEGMENT INFORMATION AND INFORMATION ABOUT GEOGRAPHIC AREAS

The Company organizes its segments around its operations by geographic region and operates in one reportable segment (the “Domestic Segment”). The Domestic Segment provides a SAAS platform for the P&C insurance economy and derives revenues from providing customers with software subscriptions to the platform in addition to providing professional services and non-software services. The accounting policies of the Domestic Segment are the same as those described in Note 2.

The Company does not have intra-entity sales or transfers.

The chief operating decision maker (“CODM”) of the Domestic Segment is the Company’s chief executive officer. The CODM assesses performance for the Domestic Segment at the segment level and uses the segment’s performance when making strategic decisions on how to allocate resources and capital. In addition, the segment’s performance is used when reviewing actual financial performance against budget and for establishing incentive compensation targets.

The CODM uses net income to evaluate income generated from operations in deciding whether to reinvest profits into the Domestic Segment or use for acquisitions, to pay dividends or repurchase outstanding shares of common stock. The CODM reviews financial information, including significant expenses, of the Domestic Segment on an adjusted basis, excluding certain items that may not be indicative of the Company’s recurring core business operations. This financial information reviewed by the CODM is accompanied by information about revenue by type of service and geographic region, for purposes of allocating resources and evaluating financial performance.

The Company’s financial information and performance measures used by the CODM do not include a metric or measure including segment assets and thus, no asset information is provided to the CODM for the purpose of making strategic decisions or allocating resources.

The following table presents the Company’s financial information about reported segment revenue, significant segment expenses, and the Company’s reconciliation of segment profit (loss) to consolidated net income (loss) (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues:
Revenue—Domestic Segment	$938,031	$859,548	$774,697
Revenue—Other (1)	6,769	6,830	7,751
Total Revenue	944,800	866,378	782,448

Segment Expenses:
Data licenses and royalties—adjusted (2)	43,698	40,957	39,837
Customer services—adjusted (3)	98,589	90,801	83,241
Products and technology—adjusted (4)	255,814	241,324	215,140
Revenue enablement—adjusted (5)	120,088	113,508	99,638
General corporate and administrative—adjusted (6)	69,641	62,985	58,349
Other segment items (7)	145,819	198,358	104,144
Amortization expense	80,768	98,035	97,993
Depreciation expense	42,809	36,793	27,898
Interest expense	64,608	63,577	38,990
Interest income	(12,203)	(16,252)	(908)
Significant non-cash items (8)	(9,145)	20,839	(31,736)
Income tax provision	13,074	5,524	11,456
Total segment expenses	913,560	956,449	744,042
Net income (loss) including non-controlling interest	$31,240	$(90,071)	$38,406

1 Represents revenue from an insignificant segment that does not meet the quantitative thresholds for determining reportable segments.

2 Data licenses and royalties – adjusted expenses include third party costs for data licensing and royalty fees. Data licenses and royalties – adjusted excludes stock-based compensation expense and related employer payroll tax and contract termination costs.

3 Customer services – adjusted expenses include the costs to deliver services to customers, including software configuration, integration and implementation services and customer support activities. Customer services – adjusted excludes stock-based compensation expense and related employer payroll tax.

4 Products and technology – adjusted expenses include costs related to the engineering, product management design and development of the Company’s solutions, and costs related to the Company’s hosting environments, support of production infrastructure, support of internal systems and infrastructure and IT security. Products and technology – adjusted excludes stock-based compensation expense and related employer payroll tax and contract termination costs.

5 Revenue enablement – adjusted expenses include costs for sales and marketing functions, including sales incentives, advertising costs, and event costs. Revenue enablement – adjusted excludes stock-based compensation expense and related employer payroll tax.

6 General corporate and administrative – adjusted expenses include costs for our executive management and administrative employees, including finance and accounting, human resources, facilities and legal functions. Additional expenses include professional service fees, insurance premiums and other corporate expenses that are not allocated to the other adjusted expense categories. General corporate and administrative – adjusted excludes stock-based compensation expense and related employer payroll tax, litigation costs in which the Company is the plaintiff and related antitrust matters, costs associated with the acquisition and integration of completed and potential mergers and acquisitions, costs related to equity transactions, including secondary offerings, lease abandonment charges, lease overlap costs for the incremental expenses associated with the Company’s new corporate headquarters prior to termination of its then existing headquarters and changes in the fair value of contingent consideration.

7 Other segment items include those items excluded from the significant segment expense categories and identified in the above descriptions, adjustments for capitalized labor costs incurred on internal development projects, and expenses of an insignificant segment, including impairment charges, that does not meet the quantitative thresholds for determining reporting segments.

8 Significant non-cash items include changes in fair value of derivative instruments and changes in fair value of warrant liabilities.

Revenues by geographic area presented based upon the location of the customer are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$938,031	$859,548	$774,697
China	6,769	6,830	7,751
Total revenues	$944,800	$866,378	$782,448

Software, equipment and property, net by geographic area are as follows (in thousands):

	December 31,
	2024	2023
United States	$171,864	$160,064
China	215	352
Total software, equipment and property-net	$172,079	$160,416

28.
GAIN ON SALE OF COST METHOD INVESTMENT

During February 2022, the Company received cash proceeds of $3.9 million in exchange for its equity interest in an investee as a result of the acquisition of the investee. The Company had been accounting for its investment using the cost method and recognized a gain of $3.6 million during the year ended December 31, 2022. The investment’s carrying value was $0.3 million at time of the acquisition. The Company no longer has any ownership interest in the investee.

30.
SUBSEQUENT EVEN
29.
SUBSEQUENT EVENTS

Acquisition of Evolution IQ—On January 6, 2025, the Company completed its acquisition of EvolutionIQ, Inc. (“EvolutionIQ”), a privately held company that provides AI-powered guidance for disability and injury claims management. Leveraging EvolutionIQ’s platform, the acquisition will broaden the Company’s portfolio of AI-based solutions available to its insurance customers.

In exchange for all the outstanding shares of EvolutionIQ, the Company paid total consideration of $730 million, net of cash acquired, subject to certain post-closing adjustments. The total consideration paid to the selling shareholders consisted of 58.9% in cash and 41.1% in shares of CCC’s common stock.

The cash consideration paid to the selling shareholders was funded through cash on hand and an incremental term loan in an aggregate principal amount of $225.0 million (the “Incremental Term Loan”).

During the year ended December 31, 2024, the Company incurred acquisition related expenses of $8.7 million, recognized within general and administrative expenses in the consolidated statement of operations and comprehensive income (loss).

The initial accounting for the acquisition of EvolutionIQ, including the estimated fair value of the assets acquired and liabilities assumed, is incomplete as a result of the proximity of the acquisition date to the date these consolidated financial statements were issued.

Long-Term Debt and Refinancing—In conjunction with the acquisition of EvolutionIQ, the Company entered into the third amendment to the 2021 Credit Agreement that provided the Company with an Incremental Term Loan for $225 million. Prior to the Fourth Amendment (as defined below) the Incremental Term Loan was repayable in quarterly installments in an amount equal to 0.25% of the original principal amount, with the balance payable at maturity, September 21, 2028.

Prior to the Fourth Amendment, the interest rate per annum applicable to the Incremental Term Loan was based on a fluctuating rate of interest, determined by the Company's leverage ratio, as defined in the 2021 Credit Agreement, as amended. In connection with the Fourth Amendment, the Incremental Term Loan was refinanced together with other term loans outlined in the following paragraphs.

On January 23, 2025, the Company entered into the fourth amendment (the “Fourth Amendment”) to the 2021 Credit Agreement.

Pursuant to the terms of the Fourth Amendment, the Company incurred incremental term loans in an aggregate principal amount of $225 million, which were used to (i) refinance certain outstanding incremental term loans (including the Incremental Term Loan), (ii) extend the maturity of all term loans to January 23, 2032, (iii) remove the credit spread adjustment applicable to SOFR loans, and (iv) reduce the interest rate margin applicable to all term loans to the following rate:

(1) 1.00% in the case of base rate loans, and 2.00% in the case of SOFR (or Euribor or SONIA) loans, and 2.00%, in the case of SOFR (or Euribor or SONIA) loans, if S&P and Moody’s Debt First Lien Leverage Ratio Ratings (as defined in the Credit Agreement) are below BB- (with a stable outlook) or below Ba3 (with a stable outlook) (or if for any reason this category does not apply, including if the Borrower has only one Debt Rating or the Borrower does not have any Debt Rating), and

(2) 0.75%, in the case of base rate loans, and 1.75%, in the case of SOFR (or Euribor or SONIA) loans, if S&P and Moody’s Debt First Lien Leverage Ratio Ratings are both BB- (with a stable outlook) or better and Ba3 (with a stable outlook) or better.

Beginning March 31, 2025, the term loans are repayable in quarterly installments in an amount equal to 0.25% of the original principal amount of the term loans with the balance payable at maturity, January 23, 2032.

As a result of the extended maturity date of the term loans to January 23, 2032, the Company’s 2021 Revolving Credit Facility matures on September 23, 2029.

Interest Rate Swaps—In February 2025, the Company entered into two floating to fixed interest rate swap agreements (the "Swap Agreements") to reduce its exposure to the variability from future cash flows resulting from interest rate risk related to its floating rate long-term debt. Pursuant to the terms of the Swap Agreements, beginning on the effective date, July 31, 2025, the Company will pay an average fixed interest rate of 4.00% on an aggregate notional amount corresponding to borrowings of $500.0 million in exchange for receipts on the same notional amount at a floating interest rate based on the applicable SOFR at the time of payment. The Swap Agreements expire on July 31, 2027.

The Company did not designate the Swap Agreements as a hedging instrument and will record the change in fair value within earnings.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CCC Intelligent Solutions Holdings Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CCC Intelligent Solutions Holdings Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Chicago, IL

February 25, 2025

Item 9B. Other Information

Arrangements Intended to Satisfy the Affirmative Defense of Rule 10b5-1(c)

During the three months ended December 31, 2024, each of Eileen Schloss, a Director of the Company, and Brian Herb, Executive Vice President, Chief Financial and Administrative Officer of the Company adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). The 10b5-1 trading arrangement was adopted by Ms. Schloss on December 20, 2024 and provides for the sale of up to 61,533 shares of the Common Stock of the Company in the period commencing on March 21, 2025 and ending on the earlier of April 3, 2025 or the execution of all trades contemplated by the plan. The 10b5-1 trading arrangement was adopted by Mr. Herb on December 20, 2024 and provides for the sale of up to 259,008 shares of the Common Stock of the Company in the period commencing on March 20, 2025 and ending on the earlier of December 19, 2025 or the execution of all trades contemplated by the plan. The number of shares to be sold under Mr. Herb’s plan assumes the vesting of the maximum number of shares under performance-based RSUs; the actual number of shares to be sold under his plan will depend on the achievement of the applicable performance conditions under the performance-based RSUs and the number of shares withheld to satisfy tax obligations upon the vesting of the applicable awards.

Appointment of Timothy A. Welsh, President and Executive Vice President

On February 25, 2025, the Company announced that it has appointed Timothy A. Welsh as President and Executive Vice President of the Company, with such appointment to be effective as of March 24, 2025 (the “Welsh Employment Effective Date”).

Tim Welsh, 59, has over 33 years of experience in the financial services industry. Most recently, Mr. Welsh held the positions of Vice Chair of Consumer and Business Banking at U.S. Bank from 2019 until July 2024, and of Vice Chair of Consumer Banking Sales and Support at U.S. Bank from 2017 through 2019. Prior to his roles at U.S. Bank, he served as a senior partner at McKinsey & Company where he worked for nearly 27 years, specializing in financial services and the consumer experience. Mr. Welsh is also a member of the Board of Directors and Audit Committee of Xcel Energy Inc. (NASDAQ: XEL) and a member of the Board of Directors of Upside Foods, Inc. Among other philanthropic endeavors, Mr. Welsh is founding member of the Itasca Project, an employer-led civic alliance focused on building a thriving economy and expanding prosperity, and currently serves on the boards of the GHR Foundation, Operation HOPE, and Allina Health. Mr. Welsh holds a master’s of business administration degree from Harvard Business School and a bachelor’s degree in social studies from Harvard University.

Mr. Welsh does not have any family relationships with any of the Company’s directors or executive officers and is not party to any transactions required to be disclosed under Item 404(a) of Regulation S-K.

In connection with such appointment, the Company and Mr. Welsh entered into an employment agreement that sets forth the terms of his employment with the Company, dated as of February 22, 2025 (the “Welsh Employment Agreement”). Pursuant to the Welsh Employment Agreement, Mr. Welsh’s initial term of employment will be for a three-year period commencing on the Welsh Employment Effective Date, subject to automatic renewals for successive one year periods.

Pursuant to the Welsh Employment Agreement, Mr. Welsh will be eligible to receive the following: (i) an initial base salary at an annual rate of $700,000; (ii) an annual performance-based cash bonus with a target bonus opportunity equal to 50% of base salary; (iii) eligibility to receive equity-based awards pursuant to the Company’s 2021 Plan; and (iv) a sign-on equity award comprised of 100,000 non-restricted, fully-vested shares of the Company’s common stock, to be granted under the Plan to Mr. Welsh within fifteen days of the Welsh Employment Effective Date, subject to his continued employment through such grant date. In addition, Mr. Welsh plans to relocate to the metropolitan area of the Company’s headquarters within twelve months of the Welsh Employment Effective Date, and in connection therewith, the Company will pay to or reimburse Mr. Welsh for the specified relocation and commuting expenses set forth in the Welsh Employment Agreement, which are subject to a clawback in the event that (a) Mr. Welsh’s employment is terminated by the Company for “cause” (as defined therein) or if he resigns for any reason or no reason within eighteen months following the Welsh Employment Effective Date, or (b) Mr. Welsh fails to timely relocate.

Pursuant to the Welsh Employment Agreement, in the event that Mr. Welsh’s employment is terminated by the Company without cause or by Mr. Welsh for “good reason” (as defined therein), subject to his timely execution and non-revocation of a release of claims and continued compliance with restrictive covenants, Mr. Welsh will receive the following separation payments and benefits: (i) continued payment of his base salary for twelve months following termination; (ii) payment of his annual bonus in respect of the year of termination, based on actual performance; and (iii) COBRA benefits for twelve months following termination.

The Welsh Employment Agreement also provides for the following restrictive covenants: (i) non-competition during employment and for twelve months following termination; (ii) non-solicitation of employees or customers during employment and for twelve months following termination; (iii) perpetual non-disclosure of confidential information; and (iv) assignment of intellectual property.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the relevant information in our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the relevant information in our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the relevant information in our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the relevant information in our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

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

2.1**

Business Combination Agreement, dated as of February 2, 2021, by and among Dragoneer Growth Opportunities Corp., Chariot

Opportunity Merger Sub, Inc., and Cypress Holdings, Inc. (incorporated by reference to Annex A to the Proxy Statement/Prospectus filed by the Registrant on June 25, 2021).

2.2

Amendment No. 1 to the Business Combination Agreement, dated as of April 22, 2020, by and among Dragoneer Growth Opportunities Corp., Chariot Opportunity Merger Sub, Inc., and Cypress Holdings, Inc. (incorporated by reference to Annex AA to the Proxy Statement/Prospectus filed by the Registrant on June 25, 2021).

2.3

Amendment No. 2 to the Business Combination Agreement, dated July 6, 2021, by and among Dragoneer Growth Opportunities Corp., Chariot Opportunity Merger Sub, Inc., and Cypress Holdings, Inc. (incorporated by reference to Annex AAA to the Proxy Statement/Prospectus filed by the Registrant on June 25, 2021).

2.4**

Agreement and Plan of Merger and Reorganization, dated December 19, 2024, by and among the Company, CCC Intelligent Solutions Inc., Edison Merger Sub I Inc., Edison Merger Sub II, LLC, EvolutionIQ Inc., and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on December 23, 2024).

3.1	Certificate of Incorporation of CCC Intelligent Solutions Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by the Registrant on August 5, 2021).

3.2	Bylaws of CCC Intelligent Solutions Holdings Inc. (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed by the Registrant on August 5, 2021).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Annual Report on Form 10-K filed by the Registrant on March 1, 2022).

10.1	Shareholder Rights Agreement (incorporated by reference to Annex I to the Proxy Statement/Prospectus filed by the Registrant on June 25, 2021).

10.2†	CCC 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8 filed by the Registrant on October 14, 2021).

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

10.5

Amendment No. 2 to the Credit Agreement, dated as of September 23, 2024, by and between CCC Intelligent Solutions Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on October 28, 2024).

10.6**

Amendment No. 3 to the Credit Agreement, dated as of January 6, 2025 by and between CCC Intelligent Solutions Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 7, 2025).

10.7*

Amendment No. 4 to the Credit Agreement, dated as of January 23, 2025, by and between CCC Intelligent Solutions Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 23, 2025).

10.8†	CCC 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-8 filed by the Registrant on October 14, 2021).

10.9**†

Employment Agreement, dated April 27, 2017, by and between CCC Information Services Inc. (as successor by merger to Cypress Intermediate Holdings II, Inc.) and Githesh Ramamurthy (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed by the Registrant on March 29, 2021).

10.10†

Employment Agreement, dated January 8, 2020, by and between CCC Information Services Inc. and Brian Herb (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 filed by the Registrant on March 29, 2021).

10.11†

Employment Agreement, dated April 27, 2017, by and between CCC Information Services Inc. (as successor by merger to Cypress Intermediate Holdings II, Inc.) and Mary Jo Prigge (incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K filed by Registrant on February 28, 2024).

10.12†

Employment Agreement, dated August 9, 2022, by and between CCC Intelligent Solutions Inc. and John Goodson (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K filed by Registrant on February 28, 2024).

10.13†

Employment Agreement, dated October 7, 2022, by and between CCC Intelligent Solutions Holdings Inc. and Michael Silva (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K filed by Registrant on February 28, 2024).

10.14†

First Amendment to Employment Agreement, dated November 1, 2022, by and between CCC Intelligent Solutions Holdings Inc. and Michael Silva (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K filed by Registrant on February 28, 2024).

10.15*†	Separation Agreement, dated December 31, 2024, by and between CCC Intelligent Solutions Holdings Inc. and Michael Silva.

10.16*†	Employment Agreement, dated April 27, 2017, by and between CCC Information Services Inc. (as successor by merger to Cypress Intermediate Holdings III, Inc.) and Marc Fredman.

10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 of the Current Report on Form 8-K filed by the Registrant on August 5, 2021).

19.1*	Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy (incorporated by reference to Exhibit 97 of the Annual Report on Form 10-K filed by the Registrant on February 28, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2) or Regulation S-K Item 601(b)(10). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

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
Githesh Ramamurthy Chairman and Chief Executive Officer February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Githesh Ramamurthy		February 25, 2025
Githesh Ramamurthy (Principal Executive Officer)	Chairman and Chief Executive Officer
/s/ Brian Herb	Chief Financial & Administrative Officer	February 25, 2025
Brian Herb (Principal Financial Officer)
/s/ Rodney Christo	Chief Accounting Officer	February 25, 2025
Rodney Christo (Principal Accounting Officer)

/s/ Neil de Crescenzo	Director	February 25, 2025
Neil de Crescenzo

/s/ Christopher Egan	Director	February 25, 2025
Christopher Egan

/s/ William Ingram	Director	February 25, 2025
William Ingram

/s/ Eileen Schloss	Director	February 25, 2025
Eileen Schloss

/s/ Eric Wei	Director	February 25, 2025
Eric Wei

/s/ Teri Williams	Director	February 25, 2025
Teri Williams

/s/ Lauren Young	Director	February 25, 2025
Lauren Young