Form 10-Q
period 2025-03-31
CCC Intelligent Solutions Holdings Inc.
filed 2025-05-06
CIK 1818201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 29, 2025, 659,060,196 shares of common stock, $0.0001 par value per share, were issued and outstanding.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

Form 10-Q

For the Quarter Ended March 31, 2025

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
•
global economic conditions and geopolitical events, including the imposition of trade tariffs, supply chain disruption and inflationary pressures;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$130,323	$398,983
Accounts receivable—Net of allowances of $4,325 and $4,692 as of March 31, 2025 and December 31, 2024, respectively	99,594	106,578
Income taxes receivable	8,843	7,743
Deferred contract costs	22,884	22,373
Other current assets	36,269	28,973
Total current assets	297,913	564,650
SOFTWARE, EQUIPMENT, AND PROPERTY—Net	172,640	172,079
OPERATING LEASE ASSETS	37,902	29,762
INTANGIBLE ASSETS—Net	1,079,298	934,278
GOODWILL	1,956,485	1,417,724
DEFERRED FINANCING FEES, REVOLVER—Net	1,643	1,743
DEFERRED CONTRACT COSTS	19,295	18,692
EQUITY METHOD INVESTMENT	10,228	10,228
OTHER ASSETS	36,408	34,062
TOTAL	$3,611,812	$3,183,218
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,775	$18,393
Accrued expenses	58,166	72,543
Income taxes payable	80	80
Current portion of long-term debt	10,010	8,000
Current portion of long-term licensing agreement—Net	3,308	3,257
Operating lease liabilities	7,522	7,658
Deferred revenues	67,980	44,915
Payable to Investor (See Note 15)	22,955	—
Total current liabilities	193,796	154,846
LONG-TERM DEBT—Net	975,396	761,053
DEFERRED INCOME TAXES—Net	168,406	164,844
LONG-TERM LICENSING AGREEMENT—Net	23,588	24,435
OPERATING LEASE LIABILITIES	54,920	47,235
OTHER LIABILITIES	18,246	11,303
Total liabilities	1,434,352	1,163,716
COMMITMENTS AND CONTINGENCIES (Notes 19 and 20)
MEZZANINE EQUITY:
Redeemable non-controlling interest	—	21,679
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par; 5,000,000,000 shares authorized; 658,636,205 and 629,207,115 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	66	63
Additional paid-in capital	3,363,526	3,094,182
Accumulated deficit	(1,184,922)	(1,095,227)
Accumulated other comprehensive loss	(1,210)	(1,195)
Total stockholders’ equity	2,177,460	1,997,823
TOTAL	$3,611,812	$3,183,218

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
REVENUES	$251,565	$227,237
COST OF REVENUES
Cost of revenues, exclusive of amortization of acquired technologies	62,205	52,808
Amortization of acquired technologies	4,368	6,567
Total cost of revenues	66,573	59,375
GROSS PROFIT	184,992	167,862
OPERATING EXPENSES:
Research and development	61,763	49,477
Selling and marketing	48,297	35,586
General and administrative	67,119	57,060
Amortization of intangible assets	18,512	17,942
Total operating expenses	195,691	160,065
OPERATING (LOSS) INCOME	(10,699)	7,797
INTEREST EXPENSE	(16,926)	(16,452)
INTEREST INCOME	1,948	2,467
CHANGE IN FAIR VALUE OF WARRANT LIABILITIES	—	(1,585)
OTHER (EXPENSE) INCOME—NET	(5,097)	2,939
PRETAX LOSS	(30,774)	(4,834)
INCOME TAX BENEFIT	13,353	4,237
NET LOSS INCLUDING NON-CONTROLLING INTEREST	(17,421)	(597)
LESS: ACCRETION OF REDEEMABLE NON-CONTROLLING INTEREST	(1,276)	(1,142)
NET LOSS ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$(18,697)	$(1,739)
Net loss per share attributable to common stockholders:
Basic	$(0.03)	$(0.00)
Diluted	$(0.03)	$(0.00)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	636,832,216	598,279,377
Diluted	636,832,216	598,279,377
COMPREHENSIVE LOSS:
Net loss including non-controlling interest	(17,421)	(597)
Other comprehensive income (loss)—Foreign currency translation adjustment	(15)	(75)
COMPREHENSIVE LOSS INCLUDING NON-CONTROLLING INTEREST	(17,436)	(672)
Less: accretion of redeemable non-controlling interest	(1,276)	(1,142)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$(18,712)	$(1,814)

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable
	Non-Controlling	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding				Accumulated
	Interest					Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity

BALANCE—December 31, 2024	$21,679	—	$—	629,207,115	$63	$3,094,182	$(1,095,227)	$(1,195)	$1,997,823
Stock-based compensation expense	—	—	—	—	—	61,048	—	—	61,048
Exercise of stock options	—	—	—	330,413	—	956	—	—	956
Issuance of common stock under employee stock purchase plan	—	—	—	174,906	—	1,650	—	—	1,650
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	9,095,994	1	(43,472)	—	—	(43,471)
Issuance of restricted stock awards for business acquisition	—	—	—	792,174	—	—	—	—	—
Issuance of common stock for business acquisition (1)	—	—	—	26,035,603	3	250,438	—	—	250,441
Repurchase and retirement of common stock	—	—	—	(7,000,000)	(1)	—	(72,274)	—	(72,275)
Accretion of redeemable non-controlling interest	1,276	—	—	—	—	(1,276)	—	—	(1,276)
Reclassification of redeemable non-controlling interest	(22,955)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(15)	(15)
Net loss	—	—	—	—	—	—	(17,421)	—	(17,421)
BALANCE—March 31, 2025	$—	—	—	658,636,205	$66	3,363,526	$(1,184,922)	$(1,210)	$2,177,460

(1) Issuance of common stock for business acquisition includes 10,356,096 of restricted shares of common stock subject to revesting requirements (see Note 16).

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable
	Non-Controlling	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding				Accumulated
	Interest					Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2023	$16,584	—	$—	603,128,781	$60	$2,909,757	$(1,126,467)	$(1,073)	$1,782,277
Stock-based compensation expense	—	—	—	—	—	44,971	—	—	44,971
Exercise of stock options	—	—	—	3,346,599	—	8,822	—	—	8,822
Issuance of common stock under employee stock purchase plan	—	—	—	194,307	—	1,833	—	—	1,833
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	7,588,048	1	(52,581)	—	—	(52,580)
Accretion of redeemable non-controlling interest	1,142	—	—	—	—	(1,142)	—	—	(1,142)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(75)	(75)
Net loss	—	—	—	—	—	—	(597)	—	(597)
BALANCE—March 31, 2024	$17,726	—	$0	614,257,735	$61	$2,911,660	$(1,127,064)	$(1,148)	$1,783,509

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,421)	$(597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of software, equipment, and property	13,595	9,442
Amortization of intangible assets	22,880	24,509
Deferred income taxes	(13,354)	(12,055)
Stock-based compensation	61,048	44,971
Amortization of deferred financing fees	474	462
Amortization of discount on debt	47	62
Change in fair value of derivative instruments	5,741	(718)
Change in fair value of warrant liabilities	—	1,585
Loss on disposal of software, equipment and property	—	253
Other	—	71
Changes in:
Accounts receivable—Net	7,364	370
Deferred contract costs	(511)	(793)
Other current assets	(2,394)	992
Deferred contract costs—Non-current	(603)	842
Other assets	(2,346)	144
Operating lease assets	701	(710)
Income taxes	(1,100)	7,235
Accounts payable	4,956	7,395
Accrued expenses	(20,983)	(31,153)
Operating lease liabilities	(1,292)	298
Deferred revenues	1,604	1,697
Other liabilities	86	933
Net cash provided by operating activities	58,492	55,235
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of software, equipment, and property	(14,846)	(15,663)
Acquisition of EvolutionIQ, Inc., net of cash acquired	(415,133)	—
Net cash used in investing activities	(429,979)	(15,663)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,004	8,901
Proceeds from employee stock purchase plan	1,650	1,833
Payments for employee taxes withheld upon vesting of equity awards	(43,471)	(52,581)
Repurchase of common stock	(72,275)	—
Proceeds from issuance of long-term debt	225,000	—
Payments of fees associated with the debt modification	(6,565)	—
Principal payments on long-term debt	(2,503)	(2,000)
Net cash provided by (used in) financing activities	102,840	(43,847)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(13)	(109)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(268,660)	(4,384)
CASH AND CASH EQUIVALENTS:
Beginning of period	398,983	195,572
End of period	$130,323	$191,188
NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash purchases of software, equipment, and property	$—	$646
Reclassification of redeemable non-controlling interest	$22,955	$—
Stock issued related the Acquisition of EvolutionIQ, Inc.	$250,441	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$16,358	$15,908
Cash paid for income taxes—Net	$445	$576

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
ORGANIZATION AND nature of operations

CCC Intelligent Solutions Holdings Inc. (the "Company"), a Delaware corporation, is a leading software as a service ("SaaS") platform for the multi-trillion-dollar insurance economy, powering operations for insurers, repairers, automakers, parts suppliers and more. CCC's cloud technology connects businesses digitizing mission-critical workflows, commerce and customer experiences.

The Company's cloud-based SaaS platform connects trading partners, facilitates commerce and supports mission-critical artificial intelligence ("AI") enabled digital workflows.

The Company is headquartered in Chicago, Illinois. The Company’s primary operations are in the United States ("US") and it also has operations in China.

The Company was originally incorporated as a Cayman Islands exempted company on July 3, 2020 as a special purpose acquisition company under the name Dragoneer Growth Opportunities Corp ("Dragoneer"). On February 2, 2021, Cypress Holdings Inc., a Delaware corporation, entered into a business combination agreement with Dragoneer. In connection with the closing of the business combination ("Business Combination"), Dragoneer changed its jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a Delaware corporation on July 30, 2021, upon which Dragoneer changed its name to CCC Intelligent Solutions Holdings Inc.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of mezzanine equity and stockholders’ equity for the three months ended March 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operations and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any future period.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the condensed consolidated financial statements may not include all the information and footnotes necessary for a complete presentation of the Company's financial position, results of operations or cash flows. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

The Company's significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the significant accounting policies since December 31, 2024.

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

Use of Estimates—The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts, and the disclosures of contingent amounts, in the Company’s condensed consolidated financial statements and the accompanying notes. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management’s estimates if past experience or other assumptions are not substantially accurate. Significant estimates in these condensed consolidated financial statements include the estimation of contract transaction prices, the determination of the amortization period for contract assets, the valuation of goodwill and intangible assets, the valuation of the warrant liabilities, the estimates and assumptions associated with stock incentive plans and the estimated fair values of assets acquired and liabilities assumed for business combinations.

Recently Issued Accounting Pronouncements—In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires new disclosures aimed at enhancing transparency in financial reporting by requiring disaggregation of specific expense captions within the statement of operations. Under the update, entities are required to disclose a breakdown of certain expense categories, such as: employee compensation, depreciation, amortization, and other material components. This ASU is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the disclosure requirements related to this update.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The Company does not believe the adoption of ASU 2023-09 will have a significant impact on its consolidated financial statements.

3.
BUSINESS ACQUISITION

On January 6, 2025, the Company completed its acquisition of EvolutionIQ, Inc. (“EvolutionIQ”), a privately held company that provides AI-powered guidance for disability and injury claims management. Leveraging EvolutionIQ’s platform, the acquisition will broaden the Company’s portfolio of AI-based solutions available to its insurance customers.

The Company acquired all the outstanding shares of EvolutionIQ in exchange for total consideration of $674.3 million upon closing, subject to certain post-closing adjustments. In accordance with the acquisition agreement, the Company placed $8.9 million in escrow for general indemnity and purchase price adjustment holdbacks to be paid to the sellers within 36 months of closing, subject to reduction for certain indemnifications and other potential obligations of the selling shareholders.

The acquisition date fair value of the consideration transferred consisted of the following (in thousands):

Cash consideration	$420,642
Fair value of common stock issued	250,441
Fair value of option holdback	3,184
Total acquisition date fair value of the consideration transferred	$674,267

As part of the acquisition, the Company issued 26,035,603 shares of common stock. The number of shares of common stock issued was based on a 9-day volume weighted average price of $11.83, established prior to the closing date of January 6, 2025. On the date of acquisition, the Company's closing stock price was $11.41.

Included in the shares of common stock issued are 10,356,096 restricted shares of common stock subject to re-vesting provisions. The restricted shares have a fair value as of the acquisition date of $118.2 million, of which $71.5 million is included in the consideration transferred in the table above (see Note 16).

The fair value of the option holdback corresponds to the fair value of certain unvested EvolutionIQ stock options subject to future vesting as of the acquisition date. If the optionholder does not meet the time-based vesting requirement, the corresponding holdback amount will be released to the selling shareholders. If the optionholder does meet the time-based vesting requirement, the optionholder will receive the corresponding holdback amount in shares of CCC common stock, and the holdback cash amount is retained by the Company.

The acquisition of EvolutionIQ was accounted for as a business combination and reflects the application of acquisition accounting in accordance with ASC 805, Business Combinations. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on fair value as of the acquisition date with the excess purchase price assigned to goodwill. Goodwill was primarily attributable to expected synergies from the combined service offerings and the value of the acquired workforce. Goodwill and intangible assets are not deductible for tax purposes.

The Company’s estimates of the fair values of the assets acquired and liabilities assumed are based on information available at the date of acquisition. During the measurement period, which may be up to one year from the acquisition date, adjustments may be recorded to the fair value of these tangible and intangible assets acquired and liabilities assumed, including uncertain tax positions and tax-related valuation allowances, with the corresponding offset to goodwill. As of March 31, 2025, there have been no significant changes to the preliminary purchase price allocation.

The following table summarizes the preliminary allocation of the consideration to the fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets acquired:
Current assets	$11,250
Intangible assets	167,900
Other non-current assets	8,947
Total assets acquired	188,097
Liabilities assumed:
Deferred revenue	21,461
Other current liabilities	3,976
Deferred tax liabilities	16,916
Non-current liabilities	10,238
Total liabilities assumed	52,591
Net assets acquired	135,506
Goodwill	538,761
Total purchase price	$674,267

A summary of the fair values, discount rates and estimated useful lives of the acquired intangible assets is as follows (dollars is thousands):

Intangible Asset	Fair Value	Discount Rate	Estimated Useful Life
Acquired technology	$134,300	12.0%	8 years
Customer relationships	32,300	11.5%	16 years
Trademark	1,300	11.5%	5 years

The Company utilizes different valuation approaches and methodologies to determine the fair value of acquired intangible assets. The valuation approaches and methodologies are based on estimates of future operating projections as well as judgments on the discount rate and other variables. These fair values are based on significant unobservable inputs, including management estimates and assumptions and thus represent Level 3 measures in the fair value hierarchy.

Acquired technology was valued using the multi-period excess earnings method. This method of valuation reflects the present value of the projected cash flows that are expected to be generated by the acquired technology less charges representing the contribution of other assets to those cash flows.

Customer relationships were valued using a distributor method, which uses market-based inputs to value an asset. Under the distributor method, the value of the customer relationships is a function of several components, including revenue associated with the existing customers, distributor profit margin, charges for use of other assets and discount rate.

The trademark was valued under the relief from royalty method, which is equal to the present value of the after-tax royalty savings attributable to owning the trademark as opposed to paying a third party for its use.

The acquired intangible assets, with a weighted average useful life of 9.5 years, are being amortized on a straight-line basis.

For the period from the date of acquisition through March 31, 2025, EvolutionIQ's revenues were less than 5.0% of the Company's total revenues and not material. For the period from the date of acquisition through March 31, 2025, EvolutionIQ's pretax loss was $28.2 million, including $20.1 million of stock-based compensation expense and $4.8 million of amortization expense.

The Company incurred transaction costs associated with the acquisition of $16.2 million. During the three months ended March 31, 2025, the Company incurred transaction costs of $7.5 million, included in general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss.

4. REvenue

Disaggregation of Revenue—The Company provides disaggregation of revenue based on type of service as it believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table summarizes revenue by type of service for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Software subscriptions	$242,536	$218,069
Other	9,029	9,168
Total revenues	$251,565	$227,237

Transaction Price Allocated to the Remaining Performance Obligations—Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2025, approximately $1,774 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $721 million during the following twelve months, and approximately $1,053 million thereafter. The estimated revenues do not include unexercised contract renewals. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.

Deferred Revenue—Revenue recognized for the three months ended March 31, 2025 from amounts in deferred revenue as of December 31, 2024 was $42.3 million. Revenue recognized for the three months ended March 31, 2024 from amounts in deferred revenue as of December 31, 2023 was $39.0 million.

Contract Assets and Liabilities—The opening and closing balances of the Company’s receivables, contract assets and contract liabilities from contracts with customers are as follows (in thousands):

	March 31,	December 31,
	2025	2024
Accounts receivables—Net of allowances	$99,594	$106,578
Deferred contract costs	22,884	22,373
Long-term deferred contract costs	19,295	18,692
Other assets (accounts receivable, non-current)	21,570	16,946
Deferred revenues	67,980	44,915
Other liabilities (deferred revenues, non-current)	1,192	1,415

A summary of the activity impacting deferred revenue balances during the three months ended March 31, 2025 and 2024 is presented below (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Balance at beginning of period	$46,330	$44,940
Revenue recognized[1]	(149,487)	(115,413)
Additional amounts deferred[1]	172,329	118,033
Balance at end of period	$69,172	$47,560

Classified as:
Current	$67,980	$45,254
Non-current	1,192	2,306
Total deferred revenue	$69,172	$47,560

1 Amounts include total revenue deferred and recognized during each respective period.

The additional amount deferred during the three months ended March 31, 2025 includes $21.5 million related to the deferred revenue recorded at the time of the acquisition of EvolutionIQ.

A summary of the activity impacting the deferred contract costs during the three months ended March 31, 2025 and 2024 is presented below (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Balance at beginning of period	$41,065	$40,202
Costs amortized	(5,664)	(5,249)
Additional amounts deferred	6,778	5,200
Balance at end of period	$42,179	$40,153

Classified as:
Current	$22,884	$18,693
Non-current	19,295	21,460
Total deferred contract costs	$42,179	$40,153

5. FAIR VALUE measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Interest Rate Swaps—During the three months ended March 31, 2025, the Company entered into three interest rate swap agreements to reduce its exposure to variability from future cash flows resulting from interest rate risk related to its floating rate long-term debt (see Note 14). The fair value of the interest rate swap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore was classified within Level 2 of the fair value hierarchy as of March 31, 2025.

The Company does not designate its interest rate swap agreements as hedging instruments and records the changes in fair value within other (expense) income—net on the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2025, the interest rate swap agreements had a fair value liability of $5.3 million. The fair value of the interest rate swap agreements is classified within other liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2025.

Interest Rate Caps—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt (see Note 14). The fair value of the interest rate cap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore was classified within Level 2 of the fair value hierarchy as of March 31, 2025 and December 31, 2024.

The Company does not designate its interest rate cap agreements as hedging instruments and records the changes in fair value within other (expense) income—net on the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2025 and December 31, 2024, the interest rate cap agreements had a fair value of $0.6 million and $1.0 million, respectively. The fair value of the interest rate cap agreements is classified within other current assets in the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate caps	$564	$—	$564	$—
Total assets	$564	$—	$564	$—
Liabilities
Interest rate swaps	$5,331	$—	$5,331	$—
Total liabilities	$5,331	$—	$5,331	$—

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate caps	$975	$—	$975	$—
Total assets	$975	$—	$975	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis—The Company has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. The Company did not recognize any impairment charges related to these assets during the three months ended March 31, 2025 and 2024.

Fair Value of Other Financial Instruments—The following table presents the carrying amounts, net of debt discount, and the estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	March 31, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
Term Loan, including current maturities	$997,369	$996,001	$774,825	$776,970

The fair value of the Company’s long-term debt, including current maturities, was estimated based on quoted market prices for the same or similar instruments and fluctuates with changes in applicable interest rates among other factors. The fair value of long-term debt is classified as a Level 2 measurement in the fair value hierarchy and is established based on observable inputs in less active markets.

6. INCOME TAXES

The Company recognized an income tax benefit of $13.4 million and $4.2 million for the three months ended March 31, 2025 and 2024, respectively. The income tax benefit for the three months ended March 31, 2025 was primarily due to the Company's pre-tax book loss. The income tax benefit for the three months ended March 31, 2024 was primarily due to the tax benefit related to stock-based compensation.

The Company made income tax payments of $1.0 million and $0.6 million during the three months ended March 31, 2025 and 2024, respectively. The Company received refunds of $0.5 million from various states during the three months ended March 31, 2025. Refunds received from various states were negligible during the three months ended March 31, 2024.

As of March 31, 2025, unrecognized tax benefits were materially consistent with the amount as of December 31, 2024. The Company believes its liability for unrecognized tax benefits, excluding interest and penalties, will not materially change over the following twelve months.

7. accounts receivable

Accounts receivable—Net as of March 31, 2025 and December 31, 2024, consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accounts receivable	$103,919	$111,270
Allowance for credit losses and sales reserves	(4,325)	(4,692)
Accounts receivable—Net	$99,594	$106,578

As of March 31, 2025, one customer accounted for 10% of accounts receivable—Net. As of December 31, 2024, one customer accounted for 11% of accounts receivable—Net.

Changes to the allowance for credit losses and sales reserves during the three months ended March 31, 2025 and 2024 consist of the following (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Balance at beginning of period	$4,692	$5,574
Charges to bad debt and sales reserves	1,964	964
Write-offs—Net	(2,331)	(1,746)
Balance at end of period	$4,325	$4,792

8. OTHER CURRENT ASSETS

Other current assets as of March 31, 2025 and December 31, 2024 consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid service fees	$10,033	$7,352
Prepaid SaaS costs	9,447	9,112
Prepaid insurance	1,525	2,561
Prepaid software and equipment maintenance	769	673
Other	14,495	9,275
Total other current assets	$36,269	$28,973

9. SOFTWARE, EQUIPMENT, AND PROPERTY

Software, equipment, and property as of March 31, 2025 and December 31, 2024 consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Software, licenses and database	$288,488	$275,127
Leasehold improvements	31,163	30,993
Computer equipment	14,841	18,993
Building and land	4,910	4,910
Furniture and other equipment	1,457	1,332
Total software, equipment, and property	340,859	331,355
Less accumulated depreciation and amortization	(168,219)	(159,276)
Software, equipment, and property—Net	$172,640	$172,079

Depreciation and amortization expense related to software, equipment and property was $13.6 million and $9.4 million for the three months ended March 31, 2025 and 2024, respectively.

10. LEASES

The Company leases real estate in the form of office space and data center facilities. Generally, at the inception of the contract, the term for real estate leases ranges from 2 to 17 years and the term for equipment leases is 1 to 3 years. Some real estate leases include options to renew that can extend the original term by 3 to 5 years.

The components of lease expense for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Operating lease costs	$1,793	$1,408
Variable lease costs	1,125	1,101
Total lease costs	$2,918	$2,509

During the three months ended March 31, 2025 and 2024, the Company made cash payments for operating leases of $2.3 million and $1.8 million, respectively.

During the three months ended March 31, 2025, in connection with the acquisition of EvolutionIQ, the Company obtained operating lease assets in exchange for lease liabilities of $8.8 million. During the three months ended March 31, 2024, the Company obtained operating lease assets in exchange for lease liabilities of $0.7 million.

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are primarily the result of business acquisitions.

The Company performs its annual impairment assessment of goodwill and indefinite life intangible assets as of November 30 of each year.

No impairments to goodwill or indefinite life intangible assets were recorded during the three months ended March 31, 2025.

Changes in the carrying amount of goodwill were as follows during the three months ended March 31, 2025 (in thousands):

Net Carrying
Amount
Balance as of December 31, 2024	$1,417,724
Acquisition of EvolutionIQ, Inc.	538,761
Balance as of March 31, 2025	$1,956,485

Intangible Assets—During the three months ended March 31, 2025, the Company recorded $167.9 million of intangible assets as a result of the acquisition of EvolutionIQ (see Note 3).

No intangible asset impairments were recorded during the three months ended March 31, 2025.

The intangible assets balance as of March 31, 2025 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	16-18	10.3	$1,324,130	$(569,269)	$754,861
Acquired technologies	7-8	7.7	139,100	(6,368)	132,732
Trademarks	5	4.8	1,300	(65)	1,235
Subtotal			1,464,530	(575,702)	888,828
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,655,000	$(575,702)	$1,079,298

The intangible assets balance as of December 31, 2024 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	18	10.3	$1,291,830	$(550,822)	$741,008
Acquired technologies	7	4.1	4,800	(2,000)	2,800
Subtotal			1,296,630	(552,822)	743,808
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,487,100	$(552,822)	$934,278

Amortization expense for intangible assets was $22.9 million and $24.5 million for the three months ended March 31, 2025 and 2024, respectively.

Future amortization expense for the remainder of the year ended December 31, 2025 and the following four years ended December 31 and thereafter for intangible assets as of March 31, 2025 is as follows (in thousands):

Years Ending December 31:

2025	68,641
2026	91,520
2027	91,520
2028	91,520
2029	90,891
Thereafter	454,736
Total	$888,828

12. ACCRUED EXPENSES

Accrued expenses as of March 31, 2025 and December 31, 2024 consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Compensation	$28,083	$47,505
Royalties and licenses	5,278	5,116
Software license agreement	4,742	4,613
Sales tax	3,612	3,620
Option holdback	3,184	—
Professional Services	3,093	6,260
Employee insurance benefits	2,829	2,235
Other	7,345	3,194
Total accrued expenses	$58,166	$72,543

13. OTHER LIABILITIES

Other liabilities as of March 31, 2025 and December 31, 2024 consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Income taxes payable—non-current	$8,307	$6,344
Fair value on interest rate swap	5,331	—
Software license agreement	3,416	3,544
Deferred revenue—non-current	1,192	1,415
Total other liabilities	$18,246	$11,303

14. LONG-TERM DEBT

On September 21, 2021, CCC Intelligent Solutions Inc., an indirect wholly owned subsidiary of the Company, together with certain of the Company’s subsidiaries acting as guarantors entered into a credit agreement (as amended, the “2021 Credit Agreement”).

The 2021 Credit Agreement originally consisted of an $800.0 million term loan, the proceeds of which, with cash on hand, were used to repay all outstanding borrowings under the Company’s previous credit agreement.

2025 Refinancing—On January 6, 2025, in conjunction with the acquisition of EvolutionIQ (Note 3), the Company entered into the third amendment to the 2021 Credit Agreement (the “Third Amendment”) that provided the Company with incremental term loans in an aggregate principal amount of $225 million (the "Incremental Term Loans"). Prior to the Fourth Amendment (as defined below) the Incremental Term Loans were repayable in quarterly installments in an amount equal to 0.25% of the original principal amount, with the balance payable at maturity, September 21, 2028.

Prior to the Fourth Amendment, the interest rate per annum applicable to the Incremental Term Loans were based on a fluctuating rate of interest, determined by the Company's leverage ratio, as defined in the 2021 Credit Agreement. In connection with the Fourth Amendment, the Incremental Term Loans were refinanced together with other term loans outlined in the following paragraphs.

On January 23, 2025, the Company entered into the fourth amendment (the “Fourth Amendment” and together with the Third Amendment, the “Amendments”) to the 2021 Credit Agreement.

Pursuant to the terms of the Fourth Amendment, the Company incurred incremental term loans in an aggregate principal amount of $225.0 million, which were used to (i) refinance certain outstanding incremental term loans (including the Incremental Term Loans), (ii) extend the maturity of all term loans to January 23, 2032, (iii) remove the credit spread adjustment applicable to secured overnight financing rate ("SOFR") loans, and (iv) reduce the interest rate margin applicable to all term loans.

All other terms and conditions within the Company’s 2021 Credit Agreement were unchanged as part of the Amendments.

Upon execution of the Fourth Amendment, the Company had outstanding borrowings under a term loan of $1,001 million (the “Term Loan”) and a revolving credit facility for an aggregate principal amount of $250.0 million (the “2021 Revolving Credit

Facility” and together with the Term Loan, the “2021 Credit Facilities”). The 2021 Revolving Credit Facility has a sublimit of $75.0 million for letters of credit.

The Company incurred $3.8 million in costs related to the Amendments, recorded as contra-debt. These costs are being amortized to interest expense over the term of the Term Loan using the effective interest method.

The Term Loan requires quarterly principal payments of approximately $2.5 million until December 31, 2031, with the remaining outstanding principal amount required to be paid on the maturity date. If the Company’s leverage ratio, as defined in the 2021 Credit Agreement is greater than 3.5, the Term Loan requires a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. As of December 31, 2024, the Company’s leverage ratio did not exceed the 3.5 threshold and the Company was not subject to the annual excess cash flow calculation, and as such, not required to make a prepayment of principal.

As of March 31, 2025 and December 31, 2024, the amount outstanding on the Term Loan is $998.5 million and $776.0 million, respectively. As of March 31, 2025 and December 31, 2024, $10.0 million and $8.0 million, respectively, is classified as current in the accompanying condensed consolidated balance sheets.

Borrowings under the 2021 Credit Facilities bear interest at rates based on the ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries’ consolidated first lien net indebtedness to consolidated EBITDA for applicable periods specified in the 2021 Credit Agreement.

Pursuant to the Fourth Amendment, the interest rate per annum applicable to the Term Loan is based on a fluctuating rate of interest equal to the sum of an applicable rate and, at the Company’s election from time to time, either:

(1) 1.00% in the case of base rate loans, and 2.00%, in the case of SOFR (or the Euro Interbank Offer Rate ("EURIBOR") or the Sterling Overnight Indexed Average ("SONIA")) loans, if S&P and Moody’s Debt First Lien Leverage Ratio Ratings (as defined in the Credit Agreement) are below BB- (with a stable outlook) or below Ba3 (with a stable outlook) (or if for any reason this category does not apply, including if the Borrower has only one Debt Rating or the Borrower does not have any Debt Rating), and

(2) 0.75%, in the case of base rate loans, and 1.75%, in the case of SOFR (or EURIBOR or SONIA) loans, if S&P and Moody’s Debt First Lien Leverage Ratio Ratings are both BB- (with a stable outlook) or better and Ba3 (with a stable outlook) or better.

Prior to the Amendments, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest equal to the sum of an applicable rate and term SOFR (or EURIBOR or SONIA) with a term, as selected by the Company, of one, three or six months (subject to (x) in the case of term loans, a 0.50% per annum floor and (y) in the case of revolving loans, a 0.00% per annum floor).

In September 2024, the Company entered into Amendment No. 2 to the 2021 Credit Agreement (the "Second Amendment") to (i) remove the SOFR credit adjustment applicable to the 2021 Revolving Credit Facility and (ii) reduce the applicable interest rate for the 2021 Revolving Credit Facility by 0.25%. Additionally, the maturity date for the 2021 Revolving Credit Facility was extended to September 23, 2029.

At the time of entering into the 2021 Credit Agreement, the Company incurred $3.1 million in financing costs related to the 2021 Revolving Credit Facility. The Company incurred $0.7 million in financing costs related to the Second Amendment. These costs were recorded to a deferred financing fees asset account and are being amortized to interest expense over the term of the 2021 Revolving Credit Facility. As of March 31, 2025 and December 31, 2024, the deferred financing fees asset balance was $1.6 million and $1.7 million, respectively.

A quarterly commitment fee of up to 0.50% is payable on the unused portion of the 2021 Revolving Credit Facility.

During the three months ended March 31, 2025 and 2024, the weighted-average interest rate on the outstanding borrowings under the Term Loan was 6.1% and 7.8%, respectively.

As of March 31, 2025 and December 31, 2024, the Company has outstanding standby letters of credit for $0.8 million and $0.7 million, respectively, which reduce the amount available to be borrowed under the 2021 Revolving Credit Facility. As of March 31, 2025 and December 31, 2024, $249.2 million and $249.3 million, respectively, was available to be borrowed.

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments of the Company, the leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of March 31, 2025 or December 31, 2024.

Long-term debt as of March 31, 2025 and December 31, 2024 consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Term Loan	$998,498	$776,000
Term Loan—discount	(1,128)	(1,175)
Term Loan—deferred financing fees	(11,964)	(5,772)
Term Loan—Net of discount & fees	985,406	769,053
Less: Current portion	(10,010)	(8,000)
Total long-term debt—Net of current portion	$975,396	$761,053

Interest Rate Swaps—During the three months ended March 31, 2025, the Company entered into three interest rate swap agreements (the "Swaps") to reduce its exposure to variability from future cash flows resulting from interest rate risk related to its floating rate long-term debt. Pursuant to the terms of the Swaps, beginning on July 31, 2025, the Company will pay an average fixed interest rate of 3.94% on an aggregate notional amount corresponding to borrowings of $750.0 million in exchange for receipts on the same notional amount at a floating interest rate based on the applicable SOFR at the time of payment. The Swaps expire on July 31, 2027.

As of March 31, 2025, the aggregate fair value of the Swaps was a liability of $5.3 million (see Note 5).

Interest Rate Caps—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The interest rate cap agreements have an aggregate notional amount of $600.0 million and a one-month SOFR cap rate of 4.00% through their expiration in July 2025.

Cash received related to the interest rate cap agreements was $0.5 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025 and December 31, 2024, the aggregate fair value of the interest rate cap agreements was $0.6 million and $1.0 million, respectively (see Note 5).

15. REDEEMABLE NON-CONTROLLING INTEREST

On March 12, 2020, the Company entered into a stock purchase agreement and other related documentation (the "Stock Purchase Agreements") with a third-party investor (the "Investor") for purchase by the Investor of Series A Preferred Stock in CCCIS Cayman Holdings Limited ("CCC Cayman"), the parent of the Company’s China operations. At the closing of the transactions under the Stock Purchase Agreements (the "Close Date"), CCC Cayman, a subsidiary of the Company, issued 1,818 shares of Series A Preferred Stock (the "Preferred Shares") at $7,854 per share to the Investor for net proceeds of $14.2 million. As of March 31, 2025 and December 31, 2024, on an as-converted basis, the Preferred Shares represent an aggregate 10.0% ownership interest of the issued and outstanding capital stock of CCC Cayman, or 8.6% on a fully-diluted basis.

The Preferred Shares are redeemable upon an actual or deemed redemption event as defined in the Stock Purchase Agreements or at the option of the Investor beginning on the five-year anniversary of the Close Date, if an actual or deemed redemption event has not yet occurred.

The redemption price, as defined by the Stock Purchase Agreements, is equal to the original issue price of the Preferred Shares, plus 10.0% compound interest per annum on the Preferred Share issue price, plus any declared but unpaid dividends on the Preferred Shares.

The Preferred Shares do not participate in net income or losses.

On March 17, 2025, the Company received a notice of redemption under the Stock Purchase Agreements. Upon receiving the notice of redemption, the shares became mandatorily redeemable and payable by CCC Cayman and are no longer presented within mezzanine equity as a redeemable non-controlling interest. As of March 31, 2025, the Preferred Shares are recognized as a Payable to Investor within current liabilities on the Company's condensed consolidated balance sheet.

As of December 31, 2024, the Investor’s ownership in CCC Cayman was classified in mezzanine equity as a redeemable non-controlling interest, because it was redeemable on an event that was not solely in the control of the Company.

The activity impacting the redeemable non-controllable interest during the three months ended March 31, 2025 and 2024 is presented below (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Balance at beginning of period	$21,679	$16,584
Accretion of redeemable non-controlling interest	1,276	1,142
Reclassification of redeemable non-controlling interest	(22,955)	—
Balance at end of period	$—	$17,726

16. Capital stock

Preferred Stock—The Company is authorized to issue up to 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025, there were no shares of preferred stock issued or outstanding.

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

There were 658,636,205 and 629,207,115 shares of common stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

Restricted Common Stock—As part of the acquisition of EvolutionIQ in January 2025 (see Note 3), the Company issued 10,356,096 restricted shares of common stock, subject to re-vesting conditions. The restricted shares have service-based vesting conditions and vest annually over two years. The fair value of the restricted shares at the acquisition date was $118.2 million, of which $71.5 million was included as purchase consideration and the remaining $46.7 million will be recognized as stock-based compensation over the vesting period.

Secondary Offerings and Stock Repurchase—In March 2025, certain existing stockholders completed a secondary offering where the selling stockholders sold 42,000,000 shares of common stock. Concurrent with the closing of the secondary offering, 7,000,000 shares of common stock were repurchased by the Company for an aggregate price of $72.3 million. The shares repurchased by the Company were formally retired. The excess purchase price over par value was charged directly to accumulated deficit.

During the three months ended March 31, 2024, certain existing stockholders completed secondary offerings where the selling stockholders sold 71,450,000 shares of common stock. The Company did not receive any of the proceeds from the sale of the shares by the selling stockholders.

In connection with the secondary offerings, the Company incurred costs of $0.3 million and $0.7 million during the three months ended March 31, 2025 and 2024, respectively, included within general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss.

Share Repurchase Program—In December 2024, the Company's board of directors authorized the repurchase of up to $300.0 million of the Company's outstanding shares of common stock (the "2024 Share Repurchase Program"). Under the 2024 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions, accelerated share repurchases, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, in accordance with applicable securities laws and other restrictions. The 2024 Repurchase Program does not obligate the Company to repurchase any amount of common stock. The specific timing and amount of repurchases may vary based on available capital resources, market conditions, management's discretion, security laws limitations, and other factors.

As of March 31, 2025, the Company has repurchased $72.3 million of its common stock and $227.7 million remains available to purchase outstanding shares under the Share Repurchase Program.

17. STOCK INCENTIVE PLANS

In July 2021, the 2021 Equity Incentive Plan (the "2021 Plan") was adopted and approved by the Company's board of directors and stockholders.

Restricted Stock Units and Restricted Stock Awards—The table below summarizes the restricted stock unit ("RSU") and restricted stock award ("RSA") activity for the three months ended March 31, 2025:

		Weighted-
		Average
	Shares	Fair Value
Unvested —December 31, 2024	31,042,552	$10.92
Granted	15,021,525	10.25
Vested	(13,344,404)	11.16
Forfeited	(1,138,431)	10.38
Unvested —March 31, 2025	31,581,242	10.52

In connection with the acquisition of EvolutionIQ (see Note 3), the Company granted 792,174 RSAs that are subject to service conditions.

During the three months ended March 31, 2025, the Company granted 14,229,351 RSUs, including 5,712,249 RSUs as part of the acquisition of EvolutionIQ. Of the RSUs granted during the three months ended March 31, 2025, 13,197,179 have time-based vesting requirements, and 1,032,172 have performance-based vesting requirements.

During the three months ended March 31, 2025, 13,344,404 RSUs vested, of which 4,248,410 were withheld for employee tax obligations.

Stock Options—The table below summarizes the stock option activity for the three months ended March 31, 2025:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding—December 31, 2024	23,349,505	$3.11	3.2	$201,305
Exercised	(330,413)	2.89
Forfeited and canceled	(2,384)	8.58
Options outstanding—March 31, 2025	23,016,708	$3.11	2.9	$136,233
Options exercisable—March 31, 2025	22,566,871	$3.04	2.8	$135,162
Options vested and expected to vest—March 31, 2025	23,006,906	$3.11	2.9	$136,222

The fair value of the options which vested during the three months ended March 31, 2025 was $1.1 million.

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

There were no stock options under the Cayman Incentive Plans granted during the three months ended March 31, 2025. The exercise price of the options granted is equal to the fair value of the underlying shares at the grant date. As of March 31, 2025 and December 31, 2024, 2,363,514 stock options under the Cayman Incentive Plans are outstanding.

Employee Stock Purchase Plan—In July 2021, the Company adopted the CCC 2021 Employee Stock Purchase Plan ("ESPP").

During the three months ended March 31, 2025, 174,906 shares were sold under the ESPP.

The fair value of the ESPP purchase rights sold during the three months ended March 31, 2025 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	0.5
Expected volatility	23%
Expected dividend yield	0%
Risk-free interest rate	5.3%

Stock-Based Compensation—Stock-based compensation expense has been recorded in the accompanying condensed consolidated statements of operations and comprehensive loss as follows for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Cost of revenues	$2,685	$2,081
Research and development	17,601	11,071
Sales and marketing	13,128	5,728
General and administrative	27,634	26,091
Total stock-based compensation expense	$61,048	$44,971

As of March 31, 2025, there was $253.3 million of unrecognized stock compensation expense related to unvested time-based awards which is expected to be recognized over a weighted-average period of 2.5 years. As of March 31, 2025, there was $27.4 million of unrecognized stock-based compensation expense related to unvested performance-based awards which is expected to be recognized over a weighted-average period of 2.1 years.

18. WARRANTS

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

During May 2024, the Company redeemed all of the outstanding Private Warrants for an aggregate 3,809,200 shares of the Company’s common stock. Following the redemption, the Company had no Private Warrants outstanding.

During the three months ended March 31, 2024, the Company recognized expense of $1.6 million as a change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss.

19. COMMITMENTS

Purchase Obligations—The Company has long-term agreements with suppliers and other parties related to licensing data used in its services, outsourced data center, disaster recovery and SaaS that expire at various dates through 2031. As of March 31, 2025, there were no material changes from the amounts disclosed as of December 31, 2024.

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

In a prior year, the Company made claims against certain parties for violation of its intellectual property and other related actions. These claims were settled during the three months ended March 31, 2025.

21. ReLATED PARTIES

The Company has engaged in transactions within the ordinary course of business with entities affiliated with its principal equity owners and directors.

The following table summarizes revenues recognized and expenses incurred with entities affiliated with one of its principal equity owners and directors for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Revenues
Credit card processing	$382	$264
Expenses
Employee health insurance benefits	383	774
IT security software	156	128

As of March 31, 2025 and 2024, all receivables and payables from related parties were de minimis.

22. OTHER (EXPENSE) INCOME—NET

Other (expense) income—Net consists of the following (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Loss from change in fair value of interest rate swaps	$(5,331)	$—
(Loss) gain from change in fair value of interest rate caps	(410)	718
Income from derivative instruments	497	2,031
Other income—Net	147	190
Total other (expense) income—Net	$(5,097)	$2,939

23. NET LOSS PER SHARE

The Company calculates basic earnings per share by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method. The Company excludes common stock equivalent shares from the calculation if their effect is anti-dilutive. In a period where the Company is in a net loss position, the diluted loss per share is calculated using the basic share count.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic and diluted earnings per share of common stock (in thousands, except for share and per share data).

	For the Three Months Ended
	March 31,
	2025	2024
Numerator
Net loss	$(17,421)	$(597)
Accretion of redeemable non-controlling interest	(1,276)	(1,142)
Net loss attributable to common stockholders	$(18,697)	$(1,739)

Denominator
Weighted average shares of common stock—basic and diluted	636,832,216	598,279,377

Net loss per share:
Basic	$(0.03)	$(0.00)
Diluted	$(0.03)	$(0.00)

Approximately 32,825,933 and 36,824,894 common stock equivalent shares were excluded from the computation of diluted per share amounts for the three months ended March 31, 2025 and 2024, respectively, because their effect was anti-dilutive.

As part of the Business Combination, 8,625,000 shares issued and held by Dragoneer (the "Sponsor Vesting Shares") became non-transferable and subject to forfeiture on the tenth anniversary of the closing of the Business Combination if neither of the defined triggering events has occurred. The Sponsor Vesting Shares are issued and outstanding during the three months ended March 31, 2025 and 2024 and excluded from the weighted average number of shares of common stock outstanding until the vesting requirement is met and the restriction is removed.

24. SEGMENT INFORMATION and information about geographic areas

The Company organizes its segments around its operations by geographic region and operates in one reportable segment (the “Domestic Segment”). The Domestic Segment provides SAAS platforms for the insurance economy and derives revenues from providing customers with software subscriptions to the platforms in addition to providing professional services and non-software services. The accounting policies of the Domestic Segment are the same as those described in Note 2.

The Company does not have intra-entity sales or transfers.

The chief operating decision maker (“CODM”) of the Domestic Segment is the Company’s chief executive officer. The CODM assesses performance for the Domestic Segment at the segment level and uses the segment’s performance when making strategic decisions on how to allocate resources and capital. In addition, the segment’s performance is used when reviewing actual financial performance against internal budgets and for establishing incentive compensation targets.

The CODM uses net income (loss) to evaluate income (loss) generated from operations in deciding whether to reinvest profits into the Domestic Segment or use for acquisitions, to pay dividends or repurchase outstanding shares of common stock. The CODM reviews financial information, including significant expenses, of the Domestic Segment on an adjusted basis, excluding certain items that may not be indicative of the Company’s recurring core business operations. This financial information reviewed by the CODM is accompanied by information about revenue by type of service and geographic region, for purposes of allocating resources and evaluating financial performance.

The Company’s financial information and performance measures used by the CODM do not include a metric or measure including segment assets and thus, no asset information is provided to the CODM for the purpose of making strategic decisions or allocating resources.

The following table presents the Company’s financial information about reported segment revenue, significant segment expenses, and the Company’s reconciliation of segment profit (loss) to consolidated net loss (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Revenue—Domestic Segment	$249,875	$225,566
Revenue—Other (1)	1,690	1,671
Total Revenue	251,565	227,237

Segment Expenses:
Data licenses and royalties—adjusted (2)	11,030	10,951
Customer services—adjusted (3)	28,009	24,423
Products and technology—adjusted (4)	74,623	65,382
Revenue enablement—adjusted (5)	36,789	31,290
General corporate and administrative—adjusted (6)	20,344	17,029
Other segment items (7)	54,373	34,218
Amortization expense	22,880	24,509
Depreciation expense	13,572	9,415
Interest expense	16,926	16,452
Interest income	(1,948)	(2,467)
Significant non-cash items (8)	5,741	868
Income tax benefit	(13,353)	(4,237)
Total segment expenses	268,986	227,834
Net loss including non-controlling interest	$(17,421)	$(597)

1 Represents revenue from an insignificant segment that does not meet the quantitative thresholds for determining reportable segments.

2 Data licenses and royalties—adjusted expenses include third party costs for data licensing and royalty fees. Data licenses and royalties – adjusted excludes stock-based compensation expense and related employer payroll tax.

3 Customer services—adjusted expenses include the costs to deliver services to customers, including software configuration, integration and implementation services and customer support activities. Customer services—adjusted excludes stock-based compensation expense and related employer payroll tax.

4 Products and technology—adjusted expenses include costs related to the engineering, product management design and development of the Company’s solutions, and costs related to the Company’s hosting environments, support of production infrastructure, support of internal systems and infrastructure and IT security. Products and technology—adjusted excludes stock-based compensation expense and related employer payroll tax.

5 Revenue enablement—adjusted expenses include costs for sales and marketing functions, including sales incentives, advertising costs, and event costs. Revenue enablement—adjusted excludes stock-based compensation expense and related employer payroll tax.

6 General corporate and administrative—adjusted expenses include costs for our executive management and administrative employees, including finance and accounting, human resources, facilities and legal functions. Additional expenses include professional service fees, insurance premiums and other corporate expenses that are not allocated to the other adjusted expense categories. General corporate and administrative—adjusted excludes stock-based compensation expense and related employer payroll tax, litigation proceeds and litigation costs in which the Company is the plaintiff and related antitrust matters, costs associated with the acquisition and integration of completed and potential mergers and acquisitions, costs related to equity transactions, including secondary offerings and debt refinancing costs.

7 Other segment items include those items excluded from the significant segment expense categories and identified in the above descriptions, adjustments for capitalized labor costs incurred on internal development projects, and expenses of an insignificant segment that does not meet the quantitative thresholds for determining reporting segments.

8 Significant non-cash items include changes in fair value of derivative instruments and changes in fair value of warrant liabilities.

Revenues by geographic area, presented based upon the location of the customer are as follows (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
United States	$249,875	$225,566
China	1,690	1,671
Total revenues	$251,565	$227,237

Software, equipment and property—Net by geographic area are as follows (in thousands):

	March 31,	December 31,
	2025	2024
United States	$172,443	$171,864
China	197	215
Total software, equipment and property—Net	$172,640	$172,079

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

Business Overview

Founded in 1980, CCC provides leading SaaS platforms for the multi-trillion-dollar insurance economy powering operations for insurers, repairers, automakers, part suppliers, and more. CCC cloud technology connects more than 35,000 businesses digitizing mission-critical workflows, commerce, and customer experiences. A trusted leader in artificial intelligence ("AI"), customer experience, network and workflow management, CCC delivers technology that turns crucial moments into intelligent experiences, with the goal of shaping a world where life just works.

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

We have processed more than $2 trillion of historical data across our network, allowing us to build proprietary data assets that leverage insurance claims, vehicle repair, automotive parts and other vehicle-specific information. We believe we are uniquely positioned to provide data-driven insights, analytics, and AI-enhanced workflows that strengthen our solutions and improve business outcomes for our customers. Our AI solutions streamline existing insurance and repair processes including vehicle damage detection, claim triage, claim handling, repair estimating, intelligent claim review, and claim subrogation. We deliver real-world AI with more than 100 U.S. auto insurers and more than 10,000 U.S. collision repairers actively using AI-powered solutions in production environments.

One of the primary obstacles facing the insurance economy is increasing complexity which is driven by technological advancements, supply-chain disruption, social inflation, medical inflation, and Internet-of-Things data. We believe digitization plays a critical role in managing this growing complexity while meeting consumer expectations. Our technology investments are focused on digitizing complex processes and interactions across our ecosystem, and we believe we are well positioned to power the insurance economy of the future with our data, network, and platform.

While our position in the insurance economy is grounded in the automotive insurance sector, the largest property and casualty ("P&C") insurance sector in the U.S. representing nearly half of P&C Direct Written Premium ("DWP"), we believe our integrations and cloud platform are capable of driving innovation across the broader insurance economy. Our customers are increasingly looking for CCC to expand its solutions to other parts of their business where they can benefit from our technology, service, and partnership. In response, we are investing in new solutions that we believe will enable us to digitize the entire automotive claims lifecycle, and over time expand into adjacencies including other insurance lines. For example, CCC’s acquisition of EvolutionIQ, Inc. ("EvolutionIQ") in January 2025 added claims solutions in disability and workers’ compensation insurance lines to CCC’s solution suite.

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

As of the quarter ended March 31, 2025, our Software NDR calculation includes EvolutionIQ’s software revenue. The new calculation is a result of the acquisition of EvolutionIQ and not the result of a change in the methodology applicable to our pre-acquisition business. The calculation of Software NDR as of the quarter ended March 31, 2025 is consistent with the methodology described above, using Software NDR on a combined company basis for the prior year annualized software revenue to determine annualized revenue growth, and, with respect to EvolutionIQ’s software revenue, excludes (a) changes in estimates related to the timing of one-time revenue and other revenue, including professional services, and (b) annualized software revenue for smaller customers with annualized software revenue below the threshold of $100,000 for carriers (with shops not applicable to the EvolutionIQ business).

	Quarter Ending	2025	2024
Software NDR	March 31	107%	107%
	June 30		107%
	September 30		106%
	December 31		105%

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

As of the quarter ended March 31, 2025, our Software GDR calculation includes EvolutionIQ’s software revenue. The new calculation is a result of the acquisition of EvolutionIQ and not the result of a change in methodology applicable to our pre-acquisition business. The calculation of Software GDR as of the quarter ended March 31, 2025 is consistent with the methodology described above, using Software GDR on a combined company basis for the prior year annualized software revenue to determine annualized revenue growth, and, with respect to EvolutionIQ’s software revenue excludes (a) changes in estimates related to the timing of one-time revenue and other revenue, including professional services, and (b) annualized software revenue for smaller customers with annualized software revenue below the threshold of $100,000 for carriers (with shops not applicable to the EvolutionIQ business).

	Quarter Ending	2025	2024
Software GDR	March 31	99%	99%
	June 30		99%
	September 30		99%
	December 31		99%

Results of Operations

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

	Three Months Ended March 31,
(dollar amounts in thousands, except share and per share data)	2025	2024	$	%

Revenues	$251,565	$227,237	$24,328	10.7%
Cost of revenues, exclusive of amortization of acquired technologies	62,205	52,808	9,397	17.8%
Amortization of acquired technologies	4,368	6,567	(2,199)	-33.5%
Cost of revenues(1)	66,573	59,375	7,198	12.1%
Gross profit	184,992	167,862	17,130	10.2%
Operating expenses:
Research and development(1)	61,763	49,477	12,286	24.8%
Selling and marketing(1)	48,297	35,586	12,711	35.7%
General and administrative(1)	67,119	57,060	10,059	17.6%
Amortization of intangible assets	18,512	17,942	570	3.2%
Total operating expenses	195,691	160,065	35,626	22.3%
Operating (loss) income	(10,699)	7,797	(18,496)	NM
Other (expense) income:
Interest expense	(16,926)	(16,452)	(474)	-2.9%
Interest income	1,948	2,467	(519)	-21.0%
Change in fair value of warrant liabilities	—	(1,585)	1,585	100.0%
Other (expense) income—Net	(5,097)	2,939	(8,036)	NM
Total other expense	(20,075)	(12,631)	(7,444)	-58.9%
Pretax loss	(30,774)	(4,834)	(25,940)	-536.6%
Income tax provision	13,353	4,237	9,116	215.2%
Net loss including non-controlling interest	(17,421)	(597)	(16,824)	-2818.1%
Less: accretion of redeemable non-controlling interest	(1,276)	(1,142)	(134)	-11.7%
Net loss attributable to CCC Intelligent Solutions Holdings Inc. common stockholders	$(18,697)	$(1,739)	$(16,958)	-975.2%
Net loss per share attributable to common stockholders:
Basic	$(0.03)	$(0.00)
Diluted	$(0.03)	$(0.00)

Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	636,832,216	598,279,377
Diluted	636,832,216	598,279,377
NM—Not Meaningful

(1) Includes stock-based compensation expense as follows (in thousands):
	Three Months Ended March 31,
	2025	2024
Cost of revenues	$2,685	$2,081
Research and development	17,601	11,071
Sales and marketing	13,128	5,728
General and administrative	27,634	26,091
Total stock-based compensation expense	$61,048	$44,971

Revenues

Revenues increased by $24.3 million to $251.6 million, or 10.7%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The Company's software subscription revenues accounted for $242.5 million and $218.1 million, or 96% of total revenue, during the three months ended March 31, 2025 and 2024.

The increase in revenue was primarily a result of 4% growth from existing customer upgrades and expanding solution offerings to these existing customers, 4% growth from the acquisition of EvolutionIQ, and 3% growth from new customers.

Cost of Revenues

Cost of revenues increased by $7.2 million to $66.6 million, or 12.1%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Cost of Revenues, exclusive of amortization of acquired technologies

Cost of revenues, exclusive of amortization of acquired technologies, increased by $9.4 million to $62.2 million, or 17.8%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily due to a $3.8 million increase in depreciation expense related to additional investments in new and enhanced customer solutions and platform development, a $2.4 million increase in personnel-related costs, including stock-based compensation, partially due to the acquisition of EvolutionIQ in January 2025, a $2.1 million increase in third party fees and direct costs associated with our revenue growth and a $1.7 million increase in information technology ("IT") related costs.

Amortization of Acquired Technologies

Amortization of acquired technologies decreased $2.2 million to $4.4 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was due to certain acquired technology intangible assets reaching the end of their useful life in April 2024, partially offset by the amortization of new acquired technology recognized as part of the acquisition of EvolutionIQ in January 2025.

Gross Profit

Gross profit increased by $17.1 million to $185.0 million, or 10.2%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Our gross profit margin was 73.5% for the three months ended March 31, 2025, compared to 73.9% for the three months ended March 31, 2024. The increase in gross profit was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements, including the impacts from the acquisition of EvolutionIQ in January 2025.

Research and Development

Research and development expense increased by $12.3 million to $61.8 million, or 24.8%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily due to a $12.7 million increase in personnel and resource related costs, including a $6.5 million increase in stock-based compensation. The increases were primarily the result of the acquisition of EvolutionIQ in January 2025.

Selling and Marketing

Selling and marketing expense increased by $12.7 million to $48.3 million, or 35.7%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was due to a $12.3 million increase in personnel-related costs, including a $7.4 million increase in stock-based compensation. The increases were primarily the result of the acquisition of EvolutionIQ in January 2025.

General and Administrative

General and administrative expense increased by $10.1 million to $67.1 million, or 17.6%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily due to an $8.7 million increase in professional service costs, mainly related to the Company's acquisition of EvolutionIQ and its long-term debt refinancing, and a $1.5 million increase in stock-based compensation.

Amortization of Intangible Assets

Amortization of intangible assets was $18.5 million and $17.9 million for the three months ended March 31, 2025 and 2024, respectively. The increase in amortization of intangible assets was due to the intangible assets recognized as part of the acquisition of EvolutionIQ in January 2025.

Interest Expense

Interest expense increased by $0.5 million to $16.9 million, or 2.9%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was due to the interest incurred on an additional $225.0 million term loan as part of the third amendment to the 2021 Credit Agreement, entered into in January 2025, partially offset by lower variable interest rates during the three months ended March 31, 2025.

Interest Income

Interest income decreased by $0.5 million to $1.9 million, or 21.0%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to lower average balances on interest earning deposits and money market funds during the three months ended March 31, 2025.

Change in Fair Value of Warrant Liabilities

Due to the redemption of all outstanding warrants in May 2024, the Company did not recognize any income or expense as a change in fair value of warrant liabilities during the three months ended March 31, 2025. We recognized an expense of $1.6 million for the three months ended March 31, 2024. The change in fair value of warrant liabilities during the three months ended March 31, 2024 was primarily due to changes in the price of the Company's common stock during the reporting period.

Other (Expense) Income—Net

We recognized other expense—Net of $5.1 million for the three months ended March 31, 2025 compared to other income—Net of $2.9 million for the three months ended March 31, 2024. The expense recognized during the three months ended March 31, 2025 was primarily due to the decrease in the fair value of derivative instruments, driven by the fair value of the Company's three interest rate swap agreements entered into during the three months ended March 31, 2025.

Income Tax Benefit

The Company recognized an income tax benefit of $13.4 million and $4.2 million for the three months ended March 31, 2025 and 2024, respectively. The income tax benefit during the three months ended March 31, 2025 was primarily due to the Company's pre-tax book loss. The income tax benefit for the three months ended March 31, 2024 was due to the tax benefit related to stock-based compensation.

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

The following table reconciles Gross Profit to Adjusted Gross Profit for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(amounts in thousands, except percentages)	2025	2024
Gross Profit	$184,992	$167,862
Amortization of acquired technologies	4,368	6,567
Stock-based compensation and related employer payroll tax	3,101	2,587
Adjusted Gross Profit	$192,461	$177,016
Gross Profit Margin	74%	74%
Adjusted Gross Profit Margin	77%	78%

Adjusted Operating Expenses

We believe that Adjusted Operating Expenses, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Expenses is defined as operating expenses adjusted for amortization of intangible assets, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential mergers and acquisitions ("M&A"), litigation proceeds and litigation costs for matters in which we are the plaintiff and related antitrust matters, debt refinancing costs and costs related to equity transactions, including secondary offerings.

The following table reconciles operating expenses to Adjusted Operating Expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollar amounts in thousands)	2025	2024
Operating expenses	$195,691	$160,065
Amortization of intangible assets	(18,512)	(17,942)
Stock-based compensation expense and related employer payroll tax	(62,818)	(47,446)
M&A and integration costs	(7,619)	(477)
Litigation proceeds (costs), net	3,790	(575)
Debt refinancing costs	(3,119)	—
Equity transaction costs, including secondary offerings	(287)	(692)
Adjusted operating expenses	$107,126	$92,933

Adjusted Operating Income

We believe that Adjusted Operating Income, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Income is defined as operating (loss) income adjusted for amortization of intangible assets and acquired technologies, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential M&A, litigation proceeds and litigation costs for matters in which we are the plaintiff and related antitrust matters, debt refinancing costs and costs related to equity transactions, including secondary offerings.

The following table reconciles operating income (loss) to Adjusted Operating Income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollar amounts in thousands)	2025	2024
Operating (loss) income	$(10,699)	$7,797
Amortization of intangible assets	18,512	17,942
Amortization of acquired technologies—Cost of revenue	4,368	6,567
Stock-based compensation expense and related employer payroll tax	65,919	50,033
M&A and integration costs	7,619	477
Litigation (proceeds) costs, net	(3,790)	575
Debt refinancing costs	3,119	-
Equity transaction costs, including secondary offerings	287	692
Adjusted operating income	$85,335	$84,083

Adjusted EBITDA

We believe that Adjusted EBITDA, as defined below, is useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational expenses. Adjusted EBITDA is defined as net loss adjusted for interest, taxes, amortization of intangible assets and acquired technologies, depreciation, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential M&A, litigation proceeds and litigation costs for matters in which we are the plaintiff and related antitrust matters, debt refinancing costs, costs related to equity transactions, including secondary offerings, change in fair value of derivative instruments, income from derivative instruments and change in fair value of warrant liabilities. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenue.

The following table reconciles net loss to Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollar amounts in thousands)	2025	2024
Net loss	$(17,421)	$(597)
Interest expense	16,926	16,452
Interest income	(1,948)	(2,467)
Income tax benefit	(13,353)	(4,237)
Amortization of intangible assets	18,512	17,942
Amortization of acquired technologies—Cost of revenue	4,368	6,567
Depreciation and amortization of software, equipment and property	2,264	1,864
Depreciation and amortization of software, equipment and property—Cost of revenue	11,331	7,578
Stock-based compensation expense and related employer payroll tax	65,919	50,033
M&A and integration costs	7,619	477
Litigation (proceeds) costs, net	(3,790)	575
Debt refinancing costs	3,119	—
Equity transaction costs, including secondary offerings	287	692
Change in fair value of derivative instruments	5,741	(718)
Income from derivative instruments	(497)	(2,031)
Change in fair value of warrant liabilities	—	1,585
Adjusted EBITDA	$99,077	$93,715
Adjusted EBITDA Margin	39%	41%

Adjusted Net Income and Adjusted Earnings Per Share

We believe that Adjusted Net Income, as defined below, and Adjusted Earnings Per Share are useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational expenses. Adjusted Net Income is defined as net loss adjusted for the after-tax effects of amortization of intangible assets and acquired technologies, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential M&A, litigation proceeds and litigation costs for matters in which we are the plaintiff and related antitrust matters, debt refinancing costs, costs related to equity transactions, including secondary offerings, change in fair value of derivative instruments, and change in fair value of warrant liabilities.

The following table reconciles net loss to Adjusted Net Income and Adjusted Earnings per Share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollar amounts in thousands)	2025	2024
Net loss	$(17,421)	$(597)
Amortization of intangible assets	18,512	17,942
Amortization of acquired technologies—Cost of revenue	4,368	6,567
Stock-based compensation expense and related employer payroll tax	65,919	50,033
M&A and integration costs	7,619	477
Litigation (proceeds) costs, net	(3,790)	575
Debt refinancing costs	3,119	—
Equity transaction costs, including secondary offerings	287	692
Change in fair value of derivative instruments	5,741	(718)
Change in fair value of warrant liabilities	—	1,585
Tax effect of adjustments	(29,873)	(21,766)
Adjusted net income	$54,481	$54,790
Adjusted net income per share attributable to common stockholders:
Basic	$0.09	$0.09
Diluted	$0.08	$0.09
Weighted average shares outstanding:
Basic	636,832,216	598,279,377
Diluted	669,658,149	635,104,271

Free Cash Flow

We believe that Free Cash Flow, as defined below, provides meaningful supplemental information regarding our ability to generate cash and fund our operations and capital expenditures. Free Cash Flow is defined as net cash provided by operating activities less cash used for the purchases of software, equipment, and property.

The following table reconciles net cash provided by operating activities to Free Cash Flow for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollar amounts in thousands)	2025	2024
Net cash provided by operating activities	$58,492	$55,235
Purchases of software, equipment, and property	(14,846)	(15,663)
Free Cash Flow	$43,646	$39,572

Liquidity and Capital Resources

We have financed our operations with cash flows from operations. The Company generated $58.5 million of cash flows from operating activities during the three months ended March 31, 2025. As of March 31, 2025, the Company had cash and cash equivalents of $130.3 million, a working capital surplus of $104.1 million and an accumulated deficit totaling $1,184.9 million. As of March 31, 2025, the Company had $998.5 million aggregate principal outstanding on its term loan.

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

The 2021 Credit Agreement originally consisted of an $800.0 million term loan, the proceeds of which, with cash on hand, were used to repay all outstanding borrowings under the Company’s previous credit agreement.

On January 6, 2025, in conjunction with the acquisition of EvolutionIQ, the Company entered into the third amendment to the 2021 Credit Agreement (the “Third Amendment”) that provided the Company with incremental term loans in an aggregate principal amount of $225 million (the "Incremental Term Loans"). Prior to the Fourth Amendment (as defined below) the Incremental Term Loans were repayable in quarterly installments in an amount equal to 0.25% of the original principal amount, with the balance payable at maturity, September 21, 2028.

Prior to the Fourth Amendment, the interest rate per annum applicable to the Incremental Term Loans were based on a fluctuating rate of interest, determined by the Company's leverage ratio, as defined in the 2021 Credit Agreement, as amended. In connection with the Fourth Amendment, the Incremental Term Loans were refinanced together with other term loans outlined in the following paragraphs.

On January 23, 2025, the Company entered into the fourth amendment (the “Fourth Amendment” and together with the Third Amendment, the “Amendments”) to the 2021 Credit Agreement.

Pursuant to the terms of the Fourth Amendment, the Company incurred incremental term loans in an aggregate principal amount of $225.0 million, which were used to (i) refinance certain outstanding incremental term loans (including the Incremental Term Loans), (ii) extend the maturity of all term loans to January 23, 2032, (iii) remove the credit spread adjustment applicable to Secured Overnight Financing Rate ("SOFR") loans, and (iv) reduce the interest rate margin applicable to all term loans.

All other terms and conditions within the Company’s 2021 Credit Agreement were unchanged as part of the Amendments.

Upon execution of the Fourth Amendment, the Company had outstanding borrowings under a term loan of $1,001 million (the “Term Loan”) and a revolving credit facility for an aggregate principal amount of $250.0 million (the “2021 Revolving Credit Facility” and together with the Term Loan, the “2021 Credit Facilities”).

The Term Loan requires quarterly principal payments of approximately $2.5 million until December 31, 2031, with the remaining outstanding principal amount required to be paid on the maturity date. If the Company’s leverage ratio, as defined in the 2021 Credit Agreement is greater than 3.5, the Term Loan requires a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. As of December 31, 2024, the Company’s leverage ratio did not exceed the 3.5 threshold and the Company was not subject to the annual excess cash flow calculation, and as such, not required to make a prepayment of principal.

As of March 31, 2025, the amount outstanding on the Term Loan was $998.5 million, of which, $10.0 million is classified as current.

Borrowings under the 2021 Credit Facilities bear interest at rates based on the ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries’ consolidated first lien net indebtedness to consolidated EBITDA for applicable periods specified in the 2021 Credit Agreement.

Pursuant to the Fourth Amendment, the interest rate per annum applicable to the Term Loan is based on a fluctuating rate of interest equal to the sum of an applicable rate and, at the Company’s election from time to time, either:

(1) 1.00% in the case of base rate loans, and 2.00% in the case of SOFR (or the Euro Interbank Offer Rate ("EURIBOR") or the Sterling Overnight Indexed Average ("SONIA")) loans, if S&P and Moody’s Debt First Lien Leverage Ratio Ratings (as defined in the Credit Agreement) are below BB- (with a stable outlook) or below Ba3 (with a stable outlook) (or if for any reason this category does not apply, including if the Borrower has only one Debt Rating or the Borrower does not have any Debt Rating), and

(2) 0.75%, in the case of base rate loans, and 1.75%, in the case of SOFR (or EURIBOR or SONIA) loans, if S&P and Moody’s Debt First Lien Leverage Ratio Ratings are both BB- (with a stable outlook) or better and Ba3 (with a stable outlook) or better.

Prior to the Amendments, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest equal to the sum of an applicable rate and term SOFR (other than with respect to Euros, the EURIBOR and with respect to British Pounds Sterling, SONIA) with a term, as selected by the Company, of one, three or six months (subject to (x) in the case of term loans, a 0.50% per annum floor and (y) in the case of revolving loans, a 0.00% per annum floor.

In September 2024, the Company entered into Amendment No. 2 to the 2021 Credit Agreement (the "Second Amendment") to (i) remove the SOFR credit adjustment applicable to the 2021 Revolving Credit Facility and (ii) reduce the applicable interest rate for the 2021 Revolving Credit Facility by 0.25%. Additionally, the maturity date for the 2021 Revolving Credit Facility was extended to September 23, 2029.

A quarterly commitment fee of up to 0.50% is payable on the unused portion of the 2021 Revolving Credit Facility.

During the three months ended March 31, 2025 and 2024, the weighted-average interest rate on the outstanding borrowings under the Term Loan was 6.1% and 7.8%, respectively.

The Company has outstanding standby letters of credit for $0.8 million which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility. As of March 31, 2025, $249.2 million was available to be borrowed under the 2021 Revolving Credit Facility.

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments of the Company, the leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of March 31, 2025.

Interest Rate Swaps—During the three months ended March 31, 2025, the Company entered into three interest rate swap agreements (the "Swaps") to reduce its exposure to variability from future cash flows resulting from interest rate risk related to its floating rate long-term debt. Pursuant to the terms of the Swaps, beginning on July 31, 2025, the Company will pay an average fixed interest rate of 3.94% on an aggregate notional amount corresponding to borrowings of $750.0 million in exchange for receipts on the same notional amount at a floating interest rate based on the applicable SOFR at the time of payment. The Swaps expire on July 31, 2027.

Interest Rate Caps—In August 2022, the Company entered into two interest rate cap agreements, as amended, to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The amended interest rate cap agreements have an aggregate notional amount of $600.0 million and a one-month SOFR cap rate of 4.00% through their expiration in July 2025.

Cash Flows

The following table provides a summary of cash flow data for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollar amounts in thousands)	2025	2024
Net cash provided by operating activities	$58,492	$55,235
Net cash used in investing activities	(429,979)	(15,663)
Net cash provided by (used in) financing activities	102,840	(43,847)
Net effect of exchange rate change	(13)	(109)
Change in cash and cash equivalents	$(268,660)	$(4,384)

Net cash provided by operating activities was $58.5 million for the three months ended March 31, 2025. Net cash provided by operating activities consists of a net loss of $17.4 million, adjusted for $90.4 million of non-cash items, ($11.1) million for changes in working capital and ($3.5) million for the effect of changes in other operating assets and liabilities. Significant non-cash adjustments include stock-based compensation expense of $61.0 million and depreciation and amortization of $36.5 million, partially offset by deferred income taxes of $13.4 million, and a change in fair value of derivative instruments of $5.7 million. The change in working capital was primarily a result of a decrease in accrued expenses of $21.0 million due to employee incentive plan payments, partially offset by a decrease in accounts receivable of $7.4 million due to timing of cash receipts from customers and a decrease in accounts payable of $5.0 million due to timing of payments to suppliers.

Net cash used in investing activities was $430.0 million for the three months ended March 31, 2025. Net cash used in investing activities was due to $415.1 million used for the acquisition of EvolutionIQ and $14.8 million of capitalized internally developed software projects and purchases of software, equipment, and property.

Net cash used in financing activities was $102.8 million for the three months ended March 31, 2025. Net cash used in financing activities was primarily due to $72.3 million for a repurchase of common stock, $43.5 million of payments for employee tax liabilities related to the net share settlement of employee equity awards, $6.6 million of payments for fees associated with a debt modification and $2.5 million of principal payments of long-term debt, partially offset by $225.0 million of an incremental term loan used for the acquisition of EvolutionIQ.

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

Except as described below, there have been no material changes to our critical accounting estimates as compared to the critical accounting policies and estimates disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2024 in our Annual Report on Form 10-K.

Business Combinations

The results of a business acquired in a business combination are included in our condensed consolidated financial statements as of the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date, which may be considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

We perform valuations of assets acquired and liabilities assumed and allocate the purchase price to the respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed requires significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, royalty rates, and selection of comparable companies. We engage third-party valuation specialists to assist in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination. The resulting fair values and useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.

These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates, and if such events occur, we may be required to record a charge against the value ascribed to an acquired asset, an increase in the amounts recorded for assumed liabilities, or an impairment of some or all of the goodwill.

Goodwill and intangible assets recognized in connection with our acquisition of EvolutionIQ in January 2025 was $538.8 million and $167.9 million, respectively.

There have been no other material changes to our critical accounting estimates as compared to the critical accounting policies and estimates disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On January 6, 2025, we completed the acquisition of EvolutionIQ, which was accounted for as a business combination. As permitted by SEC guidance, the scope of management's evaluation of internal control over financial reporting can exclude acquisitions during the first year of an acquisition. Management is in the process of integrating, evaluating, and where necessary, implementing changes in controls and procedures of EvolutionIQ.

Other than the integration of EvolutionIQ, there were no changes in our internal control over financial reporting during the three months ended March 31, 2025 identified in management’s evaluation pursuant to in Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For risk factors relating to our business, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024. Any of these factors could result in a significant or material adverse effect on the results of our operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below summarizes the Company's purchases of its common stock during the three months ended March 31, 2025.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Purchase Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2025	—	—	—	$300.0 million
February 2025	—	—	—	$300.0 million
March 2025	7,000,000	$10.325	7,000,000	$227.7 million
Total	7,000,000	$10.325	7,000,000	$227.7 million

1 In December 2024, the Company's board of directors authorized the repurchase of up to $300.0 million of the Company's outstanding shares of common stock. The program has no expiration date.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Arrangement Intended to Satisfy the Affirmative Defense of Rule 10b5-1(c)

During the three months ended March 31, 2025, Githesh Ramamurthy, Chairman of the board of directors and Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). The 10b5-1 trading arrangement was adopted by Mr. Ramamurthy on March 18, 2025 and provides for the sale of up to 6,300,000 shares of the Common Stock of the Company in the period commencing on June 18, 2025 and ending on the earlier of June 30, 2026 or the execution of all trades contemplated by the plan.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1

Amendment No. 3 to the Credit Agreement, dated as of January 6, 2025 by and between CCC Intelligent Solutions Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 7, 2025).

10.2

Amendment No. 4 to the Credit Agreement, dated as of January 23, 2025, by and between CCC Intelligent Solutions Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 23, 2025).

10.3*†	Employment Agreement, dated February 22, 2025, by and between CCC Intelligent Solutions Holdings Inc. and Timothy A. Welsh
10.4*†	Separation, Transition and Arbitration Agreement and General Release, dated March 27, 2025, by and between CCC Intelligent Solutions Holdings Inc. and Mary Jo Prigge.
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

__________

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 6, 2025	CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

	By:	/s/ Githesh Ramamurthy
	Name:	Githesh Ramamurthy
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated: May 6, 2025

	By:	/s/ Brian Herb
	Name:	Brian Herb
	Title:	Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)