Form 10-Q
period 2025-06-30
CCC Intelligent Solutions Holdings Inc.
filed 2025-07-31
CIK 1818201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 24, 2025, 649,943,555 shares of common stock, $0.0001 par value per share, were issued and outstanding.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

Form 10-Q

For the Quarter Ended June 30, 2025

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,053	$398,983
Accounts receivable—Net of allowances of $4,310 and $4,692 as of June 30, 2025 and December 31, 2024, respectively	132,450	106,578
Income taxes receivable	35,567	7,743
Deferred contract costs	23,158	22,373
Other current assets	31,477	28,973
Total current assets	277,705	564,650
SOFTWARE, EQUIPMENT, AND PROPERTY—Net	170,341	172,079
OPERATING LEASE ASSETS	37,275	29,762
INTANGIBLE ASSETS—Net	1,056,418	934,278
GOODWILL	1,956,485	1,417,724
DEFERRED FINANCING FEES, REVOLVER—Net	1,551	1,743
DEFERRED CONTRACT COSTS	20,281	18,692
EQUITY METHOD INVESTMENT	10,228	10,228
OTHER ASSETS	35,140	34,062
TOTAL	$3,565,424	$3,183,218
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,996	$18,393
Accrued expenses	66,504	72,543
Income taxes payable	80	80
Current portion of long-term debt	10,010	8,000
Current portion of long-term licensing agreement—Net	3,360	3,257
Operating lease liabilities	7,632	7,658
Deferred revenues	71,214	44,915
Note payable to minority investor	23,718	—
Total current liabilities	200,514	154,846
LONG-TERM DEBT—Net	973,298	761,053
DEFERRED INCOME TAXES—Net	161,244	164,844
LONG-TERM LICENSING AGREEMENT—Net	22,728	24,435
OPERATING LEASE LIABILITIES	53,795	47,235
OTHER LIABILITIES	17,495	11,303
Total liabilities	1,429,074	1,163,716
COMMITMENTS AND CONTINGENCIES (Notes 20 and 21)
MEZZANINE EQUITY:
Redeemable non-controlling interest	—	21,679
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par; 5,000,000,000 shares authorized; 648,994,473 and 629,207,115 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	65	63
Additional paid-in capital	3,409,623	3,094,182
Accumulated deficit	(1,272,181)	(1,095,227)
Accumulated other comprehensive loss	(1,157)	(1,195)
Total stockholders’ equity	2,136,350	1,997,823
TOTAL	$3,565,424	$3,183,218

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
REVENUES	$260,451	$232,618	$512,016	$459,855
COST OF REVENUES
Cost of revenues, exclusive of amortization of acquired technologies	62,067	53,231	124,271	106,038
Amortization of acquired technologies	4,368	2,090	8,737	8,657
Total cost of revenues	66,435	55,321	133,008	114,695
GROSS PROFIT	194,016	177,297	379,008	345,160
OPERATING EXPENSES:
Research and development	59,929	49,253	121,692	98,730
Selling and marketing	43,475	36,321	91,772	71,907
General and administrative	47,630	51,268	114,748	108,329
Amortization of intangible assets	18,512	17,942	37,024	35,884
Total operating expenses	169,546	154,784	365,236	314,850
OPERATING INCOME	24,470	22,513	13,772	30,310
INTEREST EXPENSE	(17,836)	(16,602)	(34,763)	(33,054)
INTEREST INCOME	1,220	2,625	3,168	5,092
CHANGE IN FAIR VALUE OF WARRANT LIABILITIES	—	15,963	—	14,378
OTHER (EXPENSE) INCOME—NET	(2,057)	1,253	(7,154)	4,191
PRETAX INCOME (LOSS)	5,797	25,752	(24,977)	20,917
INCOME TAX BENEFIT (PROVISION)	7,163	(4,307)	20,516	(69)
NET INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	12,960	21,445	(4,461)	20,848
LESS: ACCRETION OF REDEEMABLE NON-CONTROLLING INTEREST	—	(1,221)	(1,276)	(2,363)
NET INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$12,960	$20,224	$(5,737)	$18,485
Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$0.03	$(0.01)	$0.03
Diluted	$0.02	$0.03	$(0.01)	$0.03
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	637,578,033	609,997,114	637,207,185	604,138,246
Diluted	660,622,703	638,367,745	637,207,185	636,990,633
COMPREHENSIVE INCOME (LOSS):
Net income (loss) including non-controlling interest	12,960	21,445	(4,461)	20,848
Other comprehensive (loss) income—Foreign currency translation adjustment	53	(16)	38	(91)
COMPREHENSIVE INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	13,013	21,429	(4,423)	20,757
Less: accretion of redeemable non-controlling interest	—	(1,221)	(1,276)	(2,363)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$13,013	$20,208	$(5,699)	$18,394

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable
	Non-Controlling	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding				Accumulated
	Interest					Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity

BALANCE—December 31, 2024	$21,679	—	$—	629,207,115	$63	$3,094,182	$(1,095,227)	$(1,195)	$1,997,823
Stock-based compensation expense	—	—	—	—	—	61,048	—	—	61,048
Exercise of stock options	—	—	—	330,413	—	956	—	—	956
Issuance of common stock under employee stock purchase plan	—	—	—	174,906	—	1,650	—	—	1,650
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	9,095,994	1	(43,472)	—	—	(43,471)
Issuance of restricted stock awards for business acquisition	—	—	—	792,174	—	—	—	—	—
Issuance of common stock for business acquisition (1)	—	—	—	26,035,603	3	250,438	—	—	250,441
Repurchase and retirement of common stock	—	—	—	(7,000,000)	(1)	—	(72,274)	—	(72,275)
Accretion of redeemable non-controlling interest	1,276	—	—	—	—	(1,276)	—	—	(1,276)
Reclassification of redeemable non-controlling interest to note payable to minority investor	(22,955)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(15)	(15)
Net loss	—	—	—	—	—	—	(17,421)	—	(17,421)
BALANCE—March 31, 2025	—	—	—	658,636,205	66	3,363,526	(1,184,922)	(1,210)	2,177,460
Stock-based compensation expense	—	—	—	—	—	45,975	—	—	45,975
Exercise of stock options	—	—	—	360,029	—	1,003	—	—	1,003
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	986,566	—	(881)	—	—	(881)
Repurchase and retirement of common stock	—	—	—	(10,988,327)	(1)	—	(100,219)	—	(100,220)
Foreign currency translation adjustment	—	—	—	—	—	—	—	53	53
Net income	—	—	—	—	—	—	12,960	—	12,960
BALANCE—June 30, 2025	$—	—	$—	648,994,473	$65	3,409,623	$(1,272,181)	$(1,157)	$2,136,350

(1) Issuance of common stock for business acquisition includes 10,356,096 of restricted shares of common stock subject to re-vesting requirements (see Note 17).

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

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,461)		$20,848
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of software, equipment, and property	27,373		19,160
Amortization of intangible assets	45,761		44,541
Deferred income taxes	(20,516)		(24,738)
Stock-based compensation	107,023		85,096
Amortization of deferred financing fees	935		927
Amortization of discount on debt	82		125
Change in fair value of derivative instruments	8,381		134
Change in fair value of warrant liabilities	—		(14,378)
Loss on disposal of software, equipment and property	—		302
Noncash interest expense	763		—
Other	—		68
Changes in:
Accounts receivable—Net	(25,488)		(18,553)
Deferred contract costs	(785)		(1,527)
Other current assets	2,069		5,860
Deferred contract costs—Non-current	(1,589)		636
Other assets	(1,078)		391
Operating lease assets	1,328		1,152
Income taxes	(27,824)		(5,769)
Accounts payable	(823)		4,633
Accrued expenses	(9,231)		(12,739)
Operating lease liabilities	(2,307)		(2,236)
Deferred revenues	4,838		2,437
Other liabilities	(2,903)		639
Net cash provided by operating activities	101,548		107,009
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of software, equipment, and property	(30,549)		(31,224)
Acquisition of EvolutionIQ, Inc., net of cash acquired	(415,133)		—
Net cash used in investing activities	(445,682)		(31,224)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,934		21,561
Proceeds from employee stock purchase plan	1,650		1,833
Payments for employee taxes withheld upon vesting of equity awards	(44,352)		(52,722)
Repurchase of common stock	(172,495)		—
Proceeds from issuance of long-term debt	225,000		—
Payments of fees associated with the debt modification	(6,565)		—
Principal payments on long-term debt	(5,005)		(4,000)
Net cash provided by (used in) financing activities	167		(33,328)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	37		(136)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(343,930)		42,321
CASH AND CASH EQUIVALENTS:
Beginning of period	398,983		195,572
End of period	$55,053		$237,893
NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued related the acquisition of EvolutionIQ, Inc.	$250,441		$—
Issuance of promissory note to minority investor of redeemable preferred securities	$22,955	$
Noncash purchases of software, equipment, and property	$—		$7,218
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$33,616		$31,739
Cash paid for income taxes—Net	$26,628		$30,567

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of mezzanine equity and stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operations and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any future period.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The Company is continuing to evaluate the disclosure requirements but does not believe the adoption of ASU 2023-09 will have a significant impact on its consolidated financial statements.

3.
BUSINESS ACQUISITION

On January 6, 2025, the Company completed its acquisition of EvolutionIQ, Inc. (“EvolutionIQ”), a privately held company that provides AI-powered guidance for disability and injury claims management. Leveraging EvolutionIQ’s platform, the acquisition will broaden the Company’s portfolio of AI-based solutions available to insurance customers.

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

Included in the shares of common stock issued are 10,356,096 restricted shares of common stock subject to re-vesting provisions. The restricted shares have a fair value as of the acquisition date of $118.2 million, of which $71.5 million is included in the consideration transferred in the table above (see Note 17).

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

The acquisition of EvolutionIQ was accounted for as a business combination and reflects the application of acquisition accounting in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on fair value as of the acquisition date with the excess purchase price assigned to goodwill. Goodwill was primarily attributable to expected synergies from the combined service offerings and the value of the acquired workforce. Goodwill and intangible assets are not deductible for tax purposes.

The Company’s estimates of the fair values of the assets acquired and liabilities assumed are based on information available at the date of acquisition. During the measurement period, which may be up to one year from the acquisition date, adjustments may be recorded to the fair values of these tangible and intangible assets acquired and liabilities assumed, including uncertain tax positions and tax-related valuation allowances, with the corresponding offset to goodwill. As of June 30, 2025, there have been no significant changes to the preliminary purchase price allocation.

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

The Company utilizes different valuation approaches and methodologies to determine the fair values of acquired intangible assets. The valuation approaches and methodologies are based on estimates of future operating projections as well as judgments on the discount rate and other variables. These fair values are based on significant unobservable inputs, including management estimates and assumptions and thus represent Level 3 measures in the fair value hierarchy.

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

For the period from the date of acquisition through June 30, 2025, EvolutionIQ's revenues were less than 5.0% of the Company's total revenues and not material. For the three months ended June 30, 2025, EvolutionIQ's pretax loss was $23.6 million, including $14.8 million of stock-based compensation expense and $4.8 million of amortization expense. For the period from the date of acquisition through June 30, 2025, EvolutionIQ's pretax loss was $51.8 million, including $34.9 million of stock-based compensation expense and $9.5 million of amortization expense.

The Company incurred transaction costs associated with the acquisition of $16.3 million. During the three and six months ended June 30, 2025, the Company incurred transaction costs of $0.1 million and $7.6 million, respectively, included in general and administrative expenses within the condensed consolidated statements of operations and comprehensive income (loss).

4. REvenue

Disaggregation of Revenue—The Company provides disaggregation of revenue based on type of service as it believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table summarizes revenue by type of service for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Software subscriptions	$250,579	$223,014	$493,115	$441,083
Other	9,872	9,604	18,901	18,772
Total revenues	$260,451	$232,618	$512,016	$459,855

Transaction Price Allocated to the Remaining Performance Obligations—Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2025, approximately $1,749 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $738 million during the following twelve months, and approximately $1,011 million thereafter. The estimated revenues do not include unexercised contract renewals. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.

Deferred Revenue—Revenue recognized for the three months ended June 30, 2025 from amounts in deferred revenue as of March 31, 2025 was $54.0 million. Revenue recognized for the three months ended June 30, 2024 from amounts in deferred revenue as of March 31, 2024 was $41.3 million. Revenue recognized for the six months ended June 30, 2025 from amounts in deferred revenue as of December 31, 2024 was $43.0 million. Revenue recognized for the six months ended June 30, 2024 from amounts in deferred revenue as of December 31, 2023 was $39.9 million.

Contract Assets and Liabilities—The opening and closing balances of the Company’s receivables, contract assets and contract liabilities from contracts with customers are as follows (in thousands):

	June 30,	December 31,
	2025	2024
Accounts receivables—Net of allowances	$132,450	$106,578
Deferred contract costs	23,158	22,373
Long-term deferred contract costs	20,281	18,692
Other assets (accounts receivable, non-current)	22,794	16,946
Deferred revenues	71,214	44,915
Other liabilities (deferred revenues, non-current)	1,078	1,415

A summary of the activity impacting deferred revenue balances during the three and six months ended June 30, 2025 and 2024 is presented below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Balance at beginning of period	$69,172	$47,560	$46,330	$44,940
Revenue recognized[1]	(176,485)	(117,797)	(327,989)	(233,209)
Additional amounts deferred[1]	179,605	118,338	353,951	236,370
Balance at end of period	$72,292	$48,101	$72,292	$48,101

Classified as:
Current	$71,214	$45,988	$71,214	$45,988
Non-current	1,078	2,113	1,078	2,113
Total deferred revenue	$72,292	$48,101	$72,292	$48,101

1 Amounts include total revenue deferred and recognized during each respective period.

The additional amount deferred during the six months ended June 30, 2025 includes $21.5 million related to the deferred revenue recorded at the time of the acquisition of EvolutionIQ.

A summary of the activity impacting the deferred contract costs during the three and six months ended June 30, 2025 and 2024 is presented below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Balance at beginning of period	$42,179	$40,153	$41,065	$40,202
Costs amortized	(6,019)	(5,322)	(11,683)	(10,571)
Additional amounts deferred	7,279	6,262	14,057	11,462
Balance at end of period	$43,439	$41,093	$43,439	$41,093

Classified as:
Current	$23,158	$19,427	$23,158	$19,427
Non-current	20,281	21,666	20,281	21,666
Total deferred contract costs	$43,439	$41,093	$43,439	$41,093

5. FAIR VALUE measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Interest Rate Swaps—During the six months ended June 30, 2025, the Company entered into three interest rate swap agreements to reduce its exposure to variability from future cash flows resulting from interest rate risk related to its floating rate long-term debt (see Note 14). The fair value of the interest rate swap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore was classified within Level 2 of the fair value hierarchy as of June 30, 2025.

The Company does not designate its interest rate swap agreements as hedging instruments and records the changes in fair value within other (expense) income—net on the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2025, the interest rate swap agreements had a fair value liability of $7.6 million. The fair value of the interest rate swap agreements is classified within other liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2025.

Interest Rate Caps—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt (see Note 14). The fair value of the interest rate cap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore was classified within Level 2 of the fair value hierarchy as of June 30, 2025 and December 31, 2024.

The Company does not designate its interest rate cap agreements as hedging instruments and records the changes in fair value within other (expense) income—net on the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2025 and December 31, 2024, the interest rate cap agreements had a fair value of $0.2 million and $1.0 million, respectively. The fair value of the interest rate cap agreements is classified within other current assets in the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate caps	$163	$—	$163	$—
Total assets	$163	$—	$163	$—
Liabilities
Interest rate swaps	$7,569	$—	$7,569	$—
Total liabilities	$7,569	$—	$7,569	$—

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate caps	$975	$—	$975	$—
Total assets	$975	$—	$975	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis—The Company has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. The Company did not recognize any impairment charges related to these assets during the three and six months ended June 30, 2025 and 2024.

Fair Value of Other Financial Instruments—The following table presents the carrying amounts, net of debt discount, and the estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	June 30, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
Term Loan, including current maturities	$994,890	$995,998	$774,825	$776,970

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

6. INCOME TAXES

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law. The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The Company is still in the process of evaluating the OBBB and an estimate of its impact on the Company and the Company’s financial statements cannot be made at this time.

The Company recognized an income tax benefit of $7.2 million and an income tax provision of $4.3 million for the three months ended June 30, 2025 and 2024, respectively. The income tax benefit for the three months ended June 30, 2025 was primarily due to the Company's year-to-date pre-tax book loss. The income tax provision for the three months ended June 30, 2024 was primarily due to the tax provision related to pre-tax book income.

The Company recognized an income tax benefit of $20.5 million and an income tax provision of $0.1 million for the six months ended June 30, 2025 and 2024, respectively. The income tax benefit for the six months ended June 30, 2025 was primarily due to the Company's pre-tax book loss. The income tax provision for the six months ended June 30, 2024 was primarily due to the Company's pre-tax book income, partially offset by the tax benefit related to stock-based compensation expense.

The Company made income tax payments of $26.3 million and $30.0 million during the three months ended June 30, 2025 and 2024, respectively. Refunds received from various states were negligible during the three months ended June 30, 2025 and 2024.

The Company made income tax payments of $27.3 million and $30.6 million during the six months ended June 30, 2025 and 2024, respectively. The Company received refunds of $0.7 million from various states during the six months ended June 30, 2025. Refunds received from various states were negligible during the six months ended June 30, 2024.

As of June 30, 2025, unrecognized tax benefits were materially consistent with the amount as of December 31, 2024. The Company believes its liability for unrecognized tax benefits, excluding interest and penalties, will not materially change over the following twelve months.

7. accounts receivable

Accounts receivable—Net as of June 30, 2025 and December 31, 2024, consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accounts receivable	$136,760	$111,270
Allowance for credit losses and sales reserves	(4,310)	(4,692)
Accounts receivable—Net	$132,450	$106,578

As of June 30, 2025, one customer accounted for 10% of accounts receivable—Net. As of December 31, 2024, one customer accounted for 11% of accounts receivable—Net.

Changes to the allowance for credit losses and sales reserves during the three and six months ended June 30, 2025 and 2024 consist of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Balance at beginning of period	$4,325	$4,792	$4,692	$5,574
Charges to bad debt and sales reserves	985	794	2,949	1,759
Write-offs—Net	(1,000)	(1,507)	(3,331)	(3,254)
Balance at end of period	$4,310	$4,079	$4,310	$4,079

8. OTHER CURRENT ASSETS

Other current assets as of June 30, 2025 and December 31, 2024 consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid SaaS costs	$9,623	$9,112
Prepaid service fees	6,847	7,352
Prepaid software and equipment maintenance	955	673
Prepaid insurance	512	2,561
Other	13,540	9,275
Total other current assets	$31,477	$28,973

9. SOFTWARE, EQUIPMENT, AND PROPERTY

Software, equipment, and property as of June 30, 2025 and December 31, 2024 consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Software, licenses and database	$299,630	$275,127
Leasehold improvements	31,328	30,993
Computer equipment	10,874	18,993
Building and land	4,910	4,910
Furniture and other equipment	1,477	1,332
Total software, equipment, and property	348,219	331,355
Less accumulated depreciation and amortization	(177,878)	(159,276)
Software, equipment, and property—Net	$170,341	$172,079

Depreciation and amortization expense related to software, equipment and property was $13.8 million and $9.7 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization expense related to software, equipment and property was $27.4 million and $19.2 million for the six months ended June 30, 2025 and 2024, respectively.

10. LEASES

The Company leases real estate in the form of office space and data center facilities. Generally, at the inception of the contract, the term for real estate leases ranges from 2 to 17 years and the term for equipment leases is 1 to 3 years. Some real estate leases include options to renew that can extend the original term by 3 to 5 years.

The components of lease expense for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease costs	$1,878	$1,299	$3,671	$2,707
Variable lease costs	1,085	1,093	2,210	2,194
Total lease costs	$2,963	$2,392	$5,881	$4,901

During the three months ended June 30, 2025 and 2024, the Company made cash payments for operating leases of $2.3 million and $2.0 million, respectively. During the six months ended June 30, 2025 and 2024, the Company made cash payments for operating leases of $4.6 million and $3.8 million, respectively.

During the three months ended June 30, 2025 and 2024 the Company did not obtain any operating lease assets in exchange for lease liabilities. During the six months ended June 30, 2025, in connection with the acquisition of EvolutionIQ, the Company obtained operating lease assets in exchange for lease liabilities of $8.8 million. During the six months ended June 30, 2024, the Company obtained operating lease assets in exchange for lease liabilities of $0.7 million.

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are primarily the result of business acquisitions.

The Company performs its annual impairment assessment of goodwill and indefinite life intangible assets as of November 30 of each year.

No impairments to goodwill or indefinite life intangible assets were recorded during the three and six months ended June 30, 2025.

Changes in the carrying amount of goodwill were as follows during the six months ended June 30, 2025 (in thousands):

Net Carrying
Amount
Balance as of December 31, 2024	$1,417,724
Acquisition of EvolutionIQ, Inc.	538,761
Balance as of June 30, 2025	$1,956,485

Intangible Assets—During the six months ended June 30, 2025, the Company recorded $167.9 million of intangible assets as a result of the acquisition of EvolutionIQ (see Note 3).

No intangible asset impairments were recorded during the three and six months ended June 30, 2025.

The intangible assets balance as of June 30, 2025 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	16-18	10.1	$1,324,130	$(587,715)	$736,415
Acquired technologies	7-8	7.4	139,100	(10,737)	128,363
Trademarks	5	4.5	1,300	(130)	1,170
Subtotal			1,464,530	(598,582)	865,948
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,655,000	$(598,582)	$1,056,418

The intangible assets balance as of December 31, 2024 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	18	10.3	$1,291,830	$(550,822)	$741,008
Acquired technologies	7	4.1	4,800	(2,000)	2,800
Subtotal			1,296,630	(552,822)	743,808
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,487,100	$(552,822)	$934,278

Amortization expense for intangible assets was $22.9 million and $20.0 million for the three months ended June 30, 2025 and 2024, respectively. Amortization expense for intangible assets was $45.8 million and $44.5 million for the six months ended June 30, 2025 and 2024, respectively.

Future amortization expense for the remainder of the year ended December 31, 2025 and the following four years ended December 31 and thereafter for intangible assets as of June 30, 2025 is as follows (in thousands):

Years Ending December 31:

2025	45,760
2026	91,520
2027	91,520
2028	91,520
2029	90,891
Thereafter	454,737
Total	$865,948

12. ACCRUED EXPENSES

Accrued expenses as of June 30, 2025 and December 31, 2024 consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Compensation	$39,060	$47,505
Royalties and licenses	5,680	5,116
Software license agreement	4,742	4,613
Sales tax	4,413	3,620
Professional services	3,600	6,260
Option holdback	3,184	—
Employee insurance benefits	2,270	2,235
Other	3,555	3,194
Total accrued expenses	$66,504	$72,543

13. OTHER LIABILITIES

Other liabilities as of June 30, 2025 and December 31, 2024 consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Income taxes payable—non-current	$8,848	$6,344
Fair value on interest rate swap	7,569	—
Software license agreement	—	3,544
Deferred revenue—non-current	1,078	1,415
Total other liabilities	$17,495	$11,303

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

2025 Refinancing—On January 6, 2025, in conjunction with the acquisition of EvolutionIQ (Note 3), the Company entered into the third amendment to the 2021 Credit Agreement (the “Third Amendment”) that provided the Company with incremental term loans in an aggregate principal amount of $225.0 million (the "Incremental Term Loans"). Prior to the Fourth Amendment (as defined below) the Incremental Term Loans were repayable in quarterly installments in an amount equal to 0.25% of the original principal amount, with the balance payable at maturity, September 21, 2028.

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

As of June 30, 2025 and December 31, 2024, the amount outstanding on the Term Loan was $996.0 million and $776.0 million, respectively. As of June 30, 2025 and December 31, 2024, $10.0 million and $8.0 million, respectively, was classified as current in the accompanying condensed consolidated balance sheets.

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

At the time of entering into the 2021 Credit Agreement, the Company incurred $3.1 million in financing costs related to the 2021 Revolving Credit Facility. The Company incurred $0.7 million in financing costs related to the Second Amendment. These costs were recorded to a deferred financing fees asset account and are being amortized to interest expense over the term of the 2021 Revolving Credit Facility. As of June 30, 2025 and December 31, 2024, the deferred financing fees asset balance was $1.6 million and $1.7 million, respectively.

A quarterly commitment fee of up to 0.50% is payable on the unused portion of the 2021 Revolving Credit Facility.

During the three months ended June 30, 2025 and 2024, the weighted-average interest rate on the outstanding borrowings under the Term Loan was 6.4% and 7.8%, respectively.

During the six months ended June 30, 2025 and 2024, the weighted-average interest rate on the outstanding borrowings under the Term Loan was 6.3% and 7.8%, respectively.

As of June 30, 2025 and December 31, 2024, the Company has outstanding standby letters of credit for $1.1 million and $0.7 million, respectively, which reduce the amount available to be borrowed under the 2021 Revolving Credit Facility. As of June 30, 2025 and December 31, 2024, $248.9 million and $249.3 million, respectively, was available to be borrowed.

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments of the Company, the leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of June 30, 2025 or December 31, 2024.

Long-term debt as of June 30, 2025 and December 31, 2024 consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Term Loan	$995,995	$776,000
Term Loan—discount	(1,093)	(1,175)
Term Loan—deferred financing fees	(11,594)	(5,772)
Term Loan—Net of discount & fees	983,308	769,053
Less: Current portion	(10,010)	(8,000)
Total long-term debt—Net of current portion	$973,298	$761,053

Interest Rate Swaps—During the six months ended June 30, 2025, the Company entered into three interest rate swap agreements (the "Swaps") to reduce its exposure to variability from future cash flows resulting from interest rate risk related to its floating rate long-term debt. Pursuant to the terms of the Swaps, beginning on July 31, 2025, the Company will pay an average fixed interest rate of 3.94% on an aggregate notional amount corresponding to borrowings of $750.0 million in exchange for receipts on the same notional amount at a floating interest rate based on the applicable SOFR at the time of payment. The Swaps expire on July 31, 2027.

As of June 30, 2025, the aggregate fair value of the Swaps was a liability of $7.6 million (see Note 5).

Interest Rate Caps—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The interest rate cap agreements have an aggregate notional amount of $600.0 million and a one-month SOFR cap rate of 4.00% through their expiration in July 2025.

Cash received related to the interest rate cap agreements was $0.5 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively. Cash received related to the interest rate cap agreements was $1.0 million and $4.0 million for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 and December 31, 2024, the aggregate fair value of the interest rate cap agreements was $0.2 million and $1.0 million, respectively (see Note 5).

15. REDEEMABLE NON-CONTROLLING INTEREST

On March 12, 2020, the Company entered into a stock purchase agreement and other related documentation (the "Stock Purchase Agreements") with a third-party investor (the "Investor") for purchase by the Investor of Series A Preferred Stock in CCC Cayman Holdings Limited ("CCC Cayman"), a majority-owned subsidiary of the Company and the parent of the Company’s China subsidiaries. At the closing of the transactions under the Stock Purchase Agreements (the "Close Date"), CCC Cayman, a subsidiary of the Company, issued 1,818 shares of Series A Preferred Stock (the "Preferred Shares") at $7,854 per share to the Investor for net proceeds of $14.2 million. As of December 31, 2024, on an as-converted basis, the Preferred Shares represented an aggregate 10.0% ownership interest of the issued and outstanding capital stock of CCC Cayman, or 8.6% on a fully-diluted basis.

The Preferred Shares were redeemable upon an actual or deemed redemption event as defined in the Stock Purchase Agreements or at the option of the Investor beginning on the five-year anniversary of the Close Date, if an actual or deemed redemption event had not yet occurred.

The redemption price, as defined by the Stock Purchase Agreements, was equal to the original issue price of the Preferred Shares, plus 10.0% compound interest per annum on the Preferred Share issue price, plus any declared but unpaid dividends on the Preferred Shares.

The Preferred Shares did not participate in net income or losses.

On March 17, 2025, the Company received a notice of redemption under the Stock Purchase Agreements. Upon receiving the notice of redemption, the shares became mandatorily redeemable and payable by CCC Cayman (without recourse to the Company) and were no longer presented within mezzanine equity as a redeemable non-controlling interest.

As of December 31, 2024, the Investor’s ownership in CCC Cayman was classified in mezzanine equity as a redeemable non-controlling interest, because it was redeemable on an event that was not solely in the control of the Company.

The activity impacting the redeemable non-controllable interest during the three and six months ended June 30, 2025 and 2024 is presented below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Balance at beginning of period	$—	$17,726	$21,679	$16,584
Accretion of redeemable non-controlling interest	—	1,221	1,276	2,363
Issuance of promissory note to minority investor of redeemable preferred securities	—	—	(22,955)	—
Balance at end of period	$—	$18,947	$—	$18,947

16. NOTE PAYABLE TO MINORITY INVESTOR

In connection with the Investor’s notice of redemption of their Series A Preferred Stock and in accordance with the provisions of the Stock Purchase Agreements (see Note 15), on May 16, 2025, CCC Cayman issued a promissory note (the "Promissory Note") to the Investor. The obligors under the Promissory Note are CCC Cayman and its subsidiaries, without recourse to the Company.

The Promissory Note has an initial principal amount outstanding of $23.4 million. The Promissory Note accrues interest at a rate of 12.0% per annum, compounded daily. All accrued interest is payable in kind and added to the outstanding principal amount. During the three months ended June 30, 2025, the Company recognized $0.3 million of interest expense on the Promissory Note.

The Promissory Note's maturity date is defined as the date CCC Cayman has available funds and assets, as defined in the Stock Purchase Agreements, that are available and sufficient to pay in full the redemption price for the Investor’s shares of Series A

Preferred Stock. The Promissory Note allows for CCC Cayman to prepay, in whole or in part, any outstanding principal or interest prior to the maturity date without penalty.

As of June 30, 2025, the total amount outstanding under the Promissory Note was $23.7 million.

17. Capital stock

Preferred Stock—The Company is authorized to issue up to 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025, there were no shares of preferred stock issued or outstanding.

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

There were 648,994,473 and 629,207,115 shares of common stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

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

During the six months ended June 30, 2024, certain existing stockholders completed secondary offerings where the selling stockholders sold an aggregate of 141,450,000 shares of the Company's common stock. The Company did not receive proceeds from the sale of the shares by the selling stockholders.

In connection with the secondary offerings, the Company incurred costs of $0.2 million and $1.0 million during the three months ended June 30, 2025 and 2024, respectively, included within general and administrative expenses on the condensed consolidated statement of operations and comprehensive income (loss). In connection with the secondary offerings, the Company incurred costs of $0.5 million and $1.7 million during the six months ended June 30, 2025 and 2024, respectively, included within general and administrative expenses on the condensed consolidated statement of operations and comprehensive income (loss).

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

During the three months ended June 30, 2025, the Company repurchased 10,988,327 shares for an aggregate purchase price of $100.0 million. During the six months ended June 30, 2025, the company repurchased 17,988,327 shares for an aggregate purchase price of $172.3 million. During the three months ended June 30, 2025, the Company incurred $0.2 million of fees directly related to the repurchase of shares.

As of June 30, 2025, the Company has repurchased $172.3 million of its common stock and $127.7 million remains available to purchase outstanding shares under the 2024 Share Repurchase Program.

18. STOCK INCENTIVE PLANS

In July 2021, the 2021 Equity Incentive Plan (the "2021 Plan") was adopted and approved by the Company's board of directors and stockholders.

Restricted Stock Units and Restricted Stock Awards—The table below summarizes the restricted stock unit ("RSU") and restricted stock award ("RSA") activity for the six months ended June 30, 2025:

		Weighted-
		Average
	Shares	Fair Value
Unvested —December 31, 2024	31,042,552	$10.92
Granted	15,737,535	10.19
Vested	(14,912,601)	11.14
Forfeited	(1,524,504)	10.39
Unvested —June 30, 2025	30,342,982	10.45

In connection with the acquisition of EvolutionIQ (see Note 3), the Company granted 792,174 RSAs that are subject to service conditions.

During the six months ended June 30, 2025, the Company granted 15,737,535 RSUs, including 5,712,249 RSUs as part of the acquisition of EvolutionIQ. Of the RSUs granted during the six months ended June 30, 2025, 14,457,018 have time-based vesting requirements, and 1,280,517 have performance-based vesting requirements.

During the six months ended June 30, 2025, 14,912,601 RSUs vested, of which 4,345,322 were withheld for employee tax obligations.

Stock Options—The table below summarizes the stock option activity for the six months ended June 30, 2025:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding—December 31, 2024	23,349,505	$3.11	3.2	$201,305
Exercised	(690,442)	2.84
Forfeited and canceled	(2,384)	8.58
Options outstanding—June 30, 2025	22,656,679	$3.12	2.6	$142,594
Options exercisable—June 30, 2025	22,317,278	$3.05	2.6	$141,945
Options vested and expected to vest—June 30, 2025	22,650,559	$3.11	2.6	$142,587

The fair value of the options which vested during the six months ended June 30, 2025 was $1.3 million.

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

There were no stock options under the Cayman Incentive Plans granted during the six months ended June 30, 2025. The exercise price of the options granted is equal to the fair value of the underlying shares at the grant date. As of June 30, 2025 and December 31, 2024, stock options outstanding under the Cayman Incentive Plans are 2,357,514 and 2,363,514, respectively. None of the outstanding stock options are exercisable.

Employee Stock Purchase Plan—In July 2021, the Company adopted the CCC 2021 Employee Stock Purchase Plan ("ESPP").

During the six months ended June 30, 2025, 174,906 shares were sold under the ESPP.

The fair value of the ESPP purchase rights sold during the six months ended June 30, 2025 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	0.5
Expected volatility	23%
Expected dividend yield	0%
Risk-free interest rate	5.3%

Stock-Based Compensation—Stock-based compensation expense has been recorded in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of revenues	$4,110	$2,672	$6,795	$4,754
Research and development	14,535	11,515	32,136	22,586
Sales and marketing	12,522	6,785	25,650	12,513
General and administrative	14,808	19,153	42,442	45,243
Total stock-based compensation expense	$45,975	$40,125	$107,023	$85,096

As of June 30, 2025, there was $217.4 million of unrecognized stock compensation expense related to unvested time-based awards which is expected to be recognized over a weighted-average period of 2.3 years. As of June 30, 2025, there was $25.0 million of unrecognized stock-based compensation expense related to unvested performance-based awards which is expected to be recognized over a weighted-average period of 2.0 years.

As of June 30, 2025, there was $35.4 million of unrecognized stock compensation expense related to the restricted common stock subject to re-vesting conditions issued as part of the acquisition of EvolutionIQ in January 2025 (see Note 3 and Note 17). The unrecognized stock compensation expense is expected to be recognized over a weighted-average period of 1.6 years.

19. WARRANTS

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

During the three and six months ended June 30, 2024, the Company recognized income of $16.0 million and $14.4 million, respectively as a change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive income (loss).

20. COMMITMENTS

Purchase Obligations—The Company has long-term agreements with suppliers and other parties related to licensing data used in its services, outsourced data center, disaster recovery and SaaS that expire at various dates through 2031. As of June 30, 2025, there were no material changes from the amounts disclosed as of December 31, 2024.

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

21. LEGAL PROCEEDINGS AND CONTINGENCIES

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

In a prior year, the Company made claims against certain parties for violation of its intellectual property and other related actions. These claims were settled during the six months ended June 30, 2025.

22. ReLATED PARTIES

The Company has engaged in transactions within the ordinary course of business with entities affiliated with its principal equity owners and directors.

The following table summarizes revenues recognized and expenses incurred with entities affiliated with one of its principal equity owners and directors for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Credit card processing	$506	$338	$888	$603
Expenses
Employee health insurance benefits	565	683	947	1,853
Board of director fees for services, including related travel and out-of-pocket reimbursements	245	239	331	351
IT security software	156	128	312	255

As of June 30, 2025 and 2024, all receivables and payables from related parties were de minimis.

23. OTHER (EXPENSE) INCOME—NET

Other (expense) income—Net consists of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Loss from change in fair value of interest rate swaps	$(2,238)	$—	$(7,569)	$—
Loss from change in fair value of interest rate caps	(402)	(852)	$(812)	$(134)
Income from derivative instruments	492	2,008	$989	4,039
Other income—Net	91	97	238	286
Total other (expense) income—Net	$(2,057)	$1,253	$(7,154)	$4,191

24. NET INCOME (LOSS) PER SHARE

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator
Net income (loss)	$12,960	$21,445	$(4,461)	$20,848
Accretion of redeemable non-controlling interest	—	(1,221)	(1,276)	(2,363)
Net income (loss) attributable to common stockholders	$12,960	$20,224	$(5,737)	$18,485

Denominator
Weighted average shares of common stock—basic and diluted	637,578,033	609,997,114	637,207,185	604,138,246
Dilutive effect of stock-based awards	23,044,670	28,370,631	—	32,852,387
Weighted average shares of common stock—diluted	660,622,703	638,367,745	637,207,185	636,990,633
Net income (loss) per share:
Basic	$0.02	$0.03	$(0.01)	$0.03
Diluted	$0.02	$0.03	$(0.01)	$0.03

Approximately 11,524,628 and 52,267 common stock equivalent shares were excluded from the computation of diluted per share amounts for the three months ended June 30, 2025 and 2024, respectively, because their effect was anti-dilutive.

Approximately 28,922,996 and 4,794,260 common stock equivalent shares were excluded from the computation of diluted per share amounts for the six months ended June 30, 2025 and 2024, respectively, because their effect was anti-dilutive.

As part of the Business Combination, 8,625,000 shares issued and held by Dragoneer (the "Sponsor Vesting Shares") became non-transferable and subject to forfeiture on the tenth anniversary of the closing of the Business Combination if neither of the defined triggering events has occurred. The Sponsor Vesting Shares are issued and outstanding during the three and six months ended June 30, 2025 and 2024 and excluded from the weighted average number of shares of common stock outstanding until the vesting requirement is met and the restriction is removed.

25. SEGMENT INFORMATION and information about geographic areas

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

The following table presents the Company’s financial information about reported segment revenue, significant segment expenses, and the Company’s reconciliation of segment profit (loss) to consolidated net income (loss) (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Revenue—Domestic Segment	$258,751	$230,995	$508,626	$456,560
Revenue—Other (1)	1,700	1,623	3,390	3,294
Total Revenue	260,451	232,618	512,016	459,855

Segment Expenses:
Data licenses and royalties—adjusted (2)	10,512	10,908	21,542	21,859
Customer services—adjusted (3)	26,294	23,640	54,303	48,063
Products and technology—adjusted (4)	70,276	61,505	145,366	126,888
Revenue enablement—adjusted (5)	31,299	30,093	67,635	61,384
General corporate and administrative—adjusted (6)	19,735	17,226	40,065	34,255
Other segment items (7)	40,646	34,906	95,019	69,124
Amortization expense	22,880	20,032	45,760	44,541
Depreciation expense	13,755	9,691	27,327	19,106
Interest expense	17,836	16,602	34,763	33,054
Interest income	(1,220)	(2,625)	(3,168)	(5,092)
Significant non-cash items (8)	2,640	(15,113)	8,381	(14,245)
Income tax (benefit) provision	(7,163)	4,307	(20,516)	69
Total segment expenses	247,491	211,173	516,477	439,007
Net income (loss) including non-controlling interest	$12,960	$21,445	$(4,461)	$20,848

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

8 Significant non-cash items include changes in fair value of derivative instruments and changes in fair value of warrant liabilities.

Revenues by geographic area, presented based upon the location of the customer are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
United States	$258,751	$230,995	$508,626	$456,561
China	1,700	1,623	3,390	3,294
Total revenues	$260,451	$232,618	$512,016	$459,855

Software, equipment and property—Net by geographic area are as follows (in thousands):

	June 30,	December 31,
	2025	2024
United States	$170,168	$171,864
China	173	215
Total software, equipment and property—Net	$170,341	$172,079

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

We have strong customer relationships in the end-markets we serve, and these relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. We have customer agreements with more than 300 insurers (including carriers, self-insurers and other entities processing insurance claims), including 27 of the top 30 automotive insurance carriers in the U.S., based on DWP, and hundreds of regional carriers. We have more than 35,000 total customers, including more than 30,500 automotive collision repair facilities (including repairers and other entities that estimate damaged vehicles), more than 6,000 parts suppliers, 13 of the top 15 automotive manufacturers based on new vehicle sales, and numerous other companies that participate in the insurance economy.

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

Beginning with the quarter ended March 31, 2025, our Software NDR calculation includes EvolutionIQ’s software revenue. The new calculation is a result of the acquisition of EvolutionIQ and not the result of a change in the methodology applicable to our pre-acquisition business. The calculation of Software NDR as of and following the quarter ended March 31, 2025 is consistent with the methodology described above, using Software NDR on a combined company basis for the prior year annualized software revenue to determine annualized revenue growth, and, with respect to EvolutionIQ’s software revenue, excludes (a) changes in estimates related to the timing of one-time revenue and other revenue, including professional services, and (b) annualized software revenue for smaller customers with annualized software revenue below the threshold of $100,000 for carriers (with shops not applicable to the EvolutionIQ business).

	Quarter Ending	2025	2024
Software NDR	March 31	107%	107%
	June 30	107%	107%
	September 30		106%
	December 31		105%

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

Beginning with the quarter ended March 31, 2025, our Software GDR calculation includes EvolutionIQ’s software revenue. The new calculation is a result of the acquisition of EvolutionIQ and not the result of a change in methodology applicable to our pre-acquisition business. The calculation of Software GDR as of and following the quarter ended March 31, 2025 is consistent with the methodology described above, using Software GDR on a combined company basis for the prior year annualized software revenue to determine annualized revenue growth, and, with respect to EvolutionIQ’s software revenue excludes (a) changes in estimates related to the timing of one-time revenue and other revenue, including professional services, and (b) annualized software revenue for smaller customers with annualized software revenue below the threshold of $100,000 for carriers (with shops not applicable to the EvolutionIQ business).

	Quarter Ending	2025	2024
Software GDR	March 31	99%	99%
	June 30	99%	99%
	September 30		99%
	December 31		99%

Results of Operations

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

	Three Months Ended June 30,
(dollar amounts in thousands, except share and per share data)	2025	2024	$	%

Revenues	$260,451	$232,618	$27,833	12.0%
Cost of revenues, exclusive of amortization of acquired technologies	62,067	53,231	8,836	16.6%
Amortization of acquired technologies	4,368	2,090	2,278	109.0%
Cost of revenues(1)	66,435	55,321	11,114	20.1%
Gross profit	194,016	177,297	16,719	9.4%
Operating expenses:
Research and development(1)	59,929	49,253	10,676	21.7%
Selling and marketing(1)	43,475	36,321	7,154	19.7%
General and administrative(1)	47,630	51,268	(3,638)	-7.1%
Amortization of intangible assets	18,512	17,942	570	3.2%
Total operating expenses	169,546	154,784	14,762	9.5%
Operating income	24,470	22,513	1,957	8.7%
Other (expense) income:
Interest expense	(17,836)	(16,602)	(1,234)	-7.4%
Interest income	1,220	2,625	(1,405)	-53.5%
Change in fair value of warrant liabilities	—	15,963	(15,963)	-100.0%
Other (expense) income—Net	(2,057)	1,253	(3,310)	NM
Total other (expense) income	(18,673)	3,239	(21,912)	NM
Pretax income	5,797	25,752	(19,955)	-77.5%
Income tax benefit (provision)	7,163	(4,307)	11,470	NM
Net income including non-controlling interest	12,960	21,445	(8,485)	-39.6%
Less: accretion of redeemable non-controlling interest	—	(1,221)	1,221	100.0%
Net income attributable to CCC Intelligent Solutions Holdings Inc. common stockholders	$12,960	$20,224	$(7,264)	-35.9%
Net income per share attributable to common stockholders:
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	637,578,033	609,997,114
Diluted	660,622,703	638,367,745
NM—Not Meaningful

(1) Includes stock-based compensation expense as follows (in thousands):
	Three Months Ended June 30,
	2025	2024
Cost of revenues	$4,110	$2,672
Research and development	14,535	11,515
Sales and marketing	12,522	6,785
General and administrative	14,808	19,153
Total stock-based compensation expense	$45,975	$40,125

Revenues

Revenues increased by $27.8 million to $260.5 million, or 12.0%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The Company's software subscription revenues accounted for $250.6 million and $223.0 million, or 96% of total revenue, during the three months ended June 30, 2025 and 2024.

The increase in revenue was primarily a result of 5% growth from existing customer upgrades and expanding solution offerings to these existing customers, 4% growth from the acquisition of EvolutionIQ, and 3% growth from new customers.

Cost of Revenues

Cost of revenues increased by $11.1 million to $66.4 million, or 20.1%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Cost of Revenues, exclusive of amortization of acquired technologies

Cost of revenues, exclusive of amortization of acquired technologies, increased by $8.8 million to $62.1 million, or 16.6%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily due to a $4.1 million increase in depreciation expense related to additional investments in new and enhanced customer solutions and platform development, a $3.5 million increase in personnel-related costs, including a $1.4 million increase in stock-based compensation, partially due to the acquisition of EvolutionIQ in January 2025, and a $1.3 million increase in third party fees and direct costs associated with our revenue growth.

Amortization of Acquired Technologies

Amortization of acquired technologies increased $2.3 million to $4.4 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was due to the amortization of new acquired technology recognized as part of the acquisition of EvolutionIQ in January 2025.

Gross Profit

Gross profit increased by $16.7 million to $194.0 million, or 9.4%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Our gross profit margin was 74.5% for the three months ended June 30, 2025, compared to 76.2% for the three months ended June 30, 2024. The increase in gross profit was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements, including the impacts from the acquisition of EvolutionIQ in January 2025.

Research and Development

Research and development expense increased by $10.7 million to $59.9 million, or 21.7%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily due to a $14.1 million increase in personnel and resource related costs, including a $3.0 million increase in stock-based compensation, primarily due to the acquisition of EvolutionIQ in January 2025, partially offset by a $3.7 million decrease in information technology ("IT") related costs.

Selling and Marketing

Selling and marketing expense increased by $7.2 million to $43.5 million, or 19.7%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was due to an $6.2 million increase in personnel-related costs, including a $5.7 million increase in stock-based compensation. The increases were primarily the result of the acquisition of EvolutionIQ in January 2025.

General and Administrative

General and administrative expense decreased by $3.6 million to $47.6 million, or 7.1%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease was primarily due to a $4.3 million decrease in stock-based compensation and a $1.8 million decrease in professional service costs, partially offset by a $1.8 million increase in personnel-related costs and a $0.4 million increase in IT and communication related costs.

Amortization of Intangible Assets

Amortization of intangible assets was $18.5 million and $17.9 million for the three months ended June 30, 2025 and 2024, respectively. The increase in amortization of intangible assets was due to the intangible assets recognized as part of the acquisition of EvolutionIQ in January 2025.

Interest Expense

Interest expense increased by $1.2 million to $17.8 million, or 7.4%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was due to the additional interest incurred on the Promissory Note payable by CCC Cayman and its subsidiaries to a minority investor and the interest incurred on an additional $225.0 million term loan as part of the third amendment to the 2021 Credit Agreement, entered into in January 2025, partially offset by lower variable interest rates during the three months ended June 30, 2025.

Interest Income

Interest income decreased by $1.4 million to $1.2 million, or 53.5%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, mainly due to lower average balances on interest earning deposits and money market funds during the three months ended June 30, 2025.

Change in Fair Value of Warrant Liabilities

Due to the redemption of all outstanding warrants in May 2024, the Company did not recognize any income or expense as a change in fair value of warrant liabilities during the three months ended June 30, 2025. We recognized income of $16.0 million for the three months ended June 30, 2024. The change in fair value of warrant liabilities during the three months ended June 30, 2024 was primarily due to changes in the price of the Company's common stock during the reporting period.

Other (Expense) Income—Net

We recognized other expense—Net of $2.1 million for the three months ended June 30, 2025 compared to other income—Net of $1.3 million for the three months ended June 30, 2024. The expense recognized during the three months ended June 30, 2025 was primarily due to the decrease in the fair value of derivative instruments.

Income Tax Benefit (Provision)

The Company recognized an income tax benefit of $7.2 million and an income tax provision of $4.3 million for the three months ended June 30, 2025 and 2024, respectively. The income tax benefit during the three months ended June 30, 2025 was primarily due to the Company's year-to-date pre-tax book loss.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

	Six Months Ended June 30,
(dollar amounts in thousands, except share and per share data)	2025	2024	$	%
Revenue	$512,016	$459,855	$52,161	11.3%
Cost of revenue, exclusive of amortization of acquired technologies	124,271	106,038	18,233	17.2%
Amortization of acquired technologies	8,737	8,657	80	0.9%
Cost of revenues(1)	133,008	114,695	18,313	16.0%
Gross profit	379,008	345,160	33,848	9.8%
Operating expenses:
Research and development(1)	121,692	98,730	22,962	23.3%
Selling and marketing(1)	91,772	71,907	19,865	27.6%
General and administrative(1)	114,748	108,329	6,419	5.9%
Amortization of intangible assets	37,024	35,884	1,140	3.2%
Total operating expenses	365,236	314,850	50,386	16.0%
Operating income	13,772	30,310	(16,538)	-54.6%
Other (expense) income:
Interest expense	(34,763)	(33,054)	(1,709)	-5.2%
Interest income	3,168	5,092	(1,924)	-37.8%
Change in fair value of warrant liabilities	—	14,378	(14,378)	-100.0%
Other (expense) income—Net	(7,154)	4,191	(11,345)	NM
Total other expense	(38,749)	(9,393)	(29,356)	-312.5%
Pretax (loss) income	(24,977)	20,917	(45,894)	NM
Income tax benefit (provision)	20,516	(69)	20,585	NM
Net income (loss) including non-controlling interest	(4,461)	20,848	(25,309)	NM
Less: accretion of redeemable non-controlling interest	(1,276)	(2,363)	1,087	46.0%
Net (loss) income attributable to CCC Intelligent Solutions Holdings Inc. Common Stockholders	$(5,737)	$18,485	$(24,222)	NM
Net (loss) income per share attributable to common stockholders:
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.03
Weighted-average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	637,207,185	604,138,246
Diluted	637,207,185	636,990,633

(1) Includes stock-based compensation expense as follows (in thousands):
	Six Months Ended June 30,
	2025	2024
Cost of revenues	$6,795	$4,754
Research and development	32,136	22,586
Sales and marketing	25,650	12,513
General and administrative	42,442	45,243
Total stock-based compensation expense	$107,023	$85,096

Revenues

Revenues increased by $52.2 million to $512.0 million, or 11.3%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The Company's software subscription revenues accounted for $493.1 million and $441.1 million, or 96% of total revenue during the six months ended June 30, 2025 and 2024.

The increase in revenue was primarily a result of 4% growth from existing customer upgrades and expanding solution offerings to these existing customers, 4% growth from the acquisition of EvolutionIQ, and 3% growth from new customers.

Cost of Revenues

Cost of revenues increased by $18.3 million to $133.0 million, or 16.0%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Cost of Revenues, exclusive of amortization of acquired technologies

Cost of revenues, exclusive of amortization of acquired technologies, increased by $18.2 million to $124.3 million, or 17.2%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to a $7.9 million increase in depreciation expense related to additional investments in new and enhanced customer solutions and platform development, a $5.9 million increase in personnel-related costs, including a $2.0 million increase in stock-based compensation, partially due to the acquisition of EvolutionIQ in January 2025, and a $3.4 million increase in third party fees and direct costs associated with our revenue growth.

Amortization of Acquired Technologies

Amortization of acquired technologies was $8.7 million for the six months ended June 30, 2025 and 2024. The amortization recognized on acquired technologies as part of the acquisition of EvolutionIQ in January 2025 was offset by certain acquired technology intangible assets reaching the end of their useful life in April 2024.

Gross Profit

Gross profit increased by $33.8 million to $379.0 million, or 9.8%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Our gross profit margin was 74.0% for the six months ended June 30, 2025, compared to 75.1% for the six months ended June 30, 2024. The increase in gross profit was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements.

Research and Development

Research and development expense increased by $23.0 million to $121.7 million, or 23.3%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily due to a $27.8 million increase in personnel and resource related costs, including a $9.6 million increase in stock-based compensation, primarily due to the acquisition of EvolutionIQ in January 2025, partially offset by a $4.1 million decrease in IT related costs.

Selling and Marketing

Selling and marketing expense increased by $19.9 million to $91.8 million, or 27.6%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily due to a $18.5 million increase in personnel-related costs, including a $13.1 million increase in stock-based compensation. The increases were primarily the result of the acquisition of EvolutionIQ in January 2025.

General and Administrative

General and administrative expense increased by $6.4 million to $114.7 million, or 5.9%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily due to a $7.4 million increase in professional service costs, mainly due to the acquisition of EvolutionIQ in January 2025, and a $2.6 million increase in personal-related costs, partially offset by a $2.8 million decrease in stock-based compensation.

Amortization of Intangible Assets

Amortization of intangible assets was $37.0 million and $35.9 million for the six months ended June 30, 2025 and 2024, respectively.

Interest Expense

Interest expense increased by $1.7 million to $34.8 million, or 5.2%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was due to the additional interest incurred on the Promissory Note payable by CCC Cayman and its subsidiaries to a minority investor and the interest incurred on an additional $225.0 million term loan as part of the third amendment to the 2021 Credit Agreement, entered into in January 2025, partially offset by lower variable interest rates during the six months ended June 30, 2025.

Interest Income

Interest income decreased by $1.9 million to $3.2 million, or 37.8%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to lower average balances on interest earning deposits and money market funds during the six months ended June 30, 2025.

Change in Fair Value of Warrant Liabilities

Due to the redemption of all outstanding warrants in May 2024, the Company did not recognize any income or expense as a change in fair value of warrant liabilities during the six months ended June 30, 2025. We recognized income of $14.4 million for the six months ended June 30, 2024. The change in fair value of warrant liabilities during the six months ended June 30, 2024 was primarily due to changes in the price of the Company's common stock during the reporting period.

Other (Expense) Income—Net

We recognized other expense of $7.2 million for the six months ended June 30, 2025 compared to other income $4.2 million for the six months ended June 30, 2024. The expense recognized during the six months ended June 30, 2025 was primarily due to the decrease in the fair value of derivative instruments.

Income Tax Benefit (Provision)

The Company recognized an income tax benefit of $20.5 million and an income tax provision of $0.1 million for the six months ended June 30, 2025 and 2024, respectively. The income tax benefit during the six months ended June 30, 2025 was primarily due to Company's pre-tax book loss.

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

The following table reconciles Gross Profit to Adjusted Gross Profit for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except percentages)	2025	2024	2025	2024
Gross Profit	$194,016	$177,297	$379,008	$345,160
Amortization of acquired technologies	4,368	2,090	8,737	8,657
Stock-based compensation and related employer payroll tax	4,137	2,693	7,238	5,280
Adjusted Gross Profit	$202,521	$182,080	$394,983	$359,097
Gross Profit Margin	74%	76%	74%	75%
Adjusted Gross Profit Margin	78%	78%	77%	77%

Adjusted Operating Expenses

We believe that Adjusted Operating Expenses, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Expenses is defined as operating expenses adjusted for amortization of intangible assets, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential mergers and acquisitions

("M&A"), costs related to equity transactions, including secondary offerings, litigation proceeds and litigation costs for matters in which we are the plaintiff and related antitrust matters and debt refinancing costs.

The following table reconciles operating expenses to Adjusted Operating Expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2025	2024	2025	2024
Operating expenses	$169,546	$154,784	$365,236	$314,850
Amortization of intangible assets	(18,512)	(17,942)	(37,024)	(35,884)
Stock-based compensation expense and related employer payroll tax	(42,121)	(38,075)	(104,939)	(85,520)
M&A and integration costs	(348)	—	(7,967)	(477)
Equity transaction costs, including secondary offerings	(165)	(1,046)	(452)	(1,738)
Litigation (costs) proceeds, net	(125)	(1,624)	3,665	(2,200)
Debt refinancing costs	—	—	(3,119)	—
Adjusted Operating Expenses	$108,275	$96,097	$215,400	$189,031

Adjusted Operating Income

We believe that Adjusted Operating Income, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Income is defined as operating income adjusted for amortization of intangible assets and acquired technologies, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential M&A, costs related to equity transactions, including secondary offerings, litigation proceeds and litigation costs for matters in which we are the plaintiff and related antitrust matters and debt refinancing costs.

The following table reconciles operating income to Adjusted Operating Income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2025	2024	2025	2024
Operating income	$24,470	$22,513	$13,772	$30,310
Amortization of intangible assets	18,512	17,942	37,024	35,884
Amortization of acquired technologies—Cost of revenue	4,368	2,090	8,737	8,657
Stock-based compensation expense and related employer payroll tax	46,258	40,768	112,177	90,800
M&A and integration costs	348	—	7,967	477
Equity transaction costs, including secondary offerings	165	1,046	452	1,738
Litigation costs (proceeds), net	125	1,624	(3,665)	2,200
Debt refinancing costs	—	—	3,119	—
Adjusted Operating Income	$94,246	$85,983	$179,583	$170,066

Adjusted EBITDA

We believe that Adjusted EBITDA, as defined below, is useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational expenses. Adjusted EBITDA is defined as net income (loss) adjusted for interest, taxes, amortization of intangible assets and acquired technologies, depreciation, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential M&A, costs related to equity transactions, including secondary offerings, litigation proceeds and litigation costs for matters in which we are the plaintiff and related antitrust matters, debt refinancing costs, change in fair value of derivative instruments, income from derivative instruments and change in fair value of warrant liabilities. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenue.

The following table reconciles net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2025	2024	2025	2024
Net income (loss)	$12,960	$21,445	$(4,461)	$20,848
Interest expense	17,836	16,602	34,763	33,054
Interest income	(1,220)	(2,625)	(3,168)	(5,092)
Income tax provision (benefit)	(7,163)	4,307	(20,516)	69
Amortization of intangible assets	18,512	17,942	37,024	35,884
Amortization of acquired technologies—Cost of revenue	4,368	2,090	8,737	8,657
Depreciation and amortization of software, equipment and property	2,231	2,299	4,495	4,164
Depreciation and amortization of software, equipment and property—Cost of revenue	11,548	7,418	22,878	14,996
Stock-based compensation expense and related employer payroll tax	46,258	40,768	112,177	90,800
M&A and integration costs	348	—	7,967	477
Equity transaction costs, including secondary offerings	165	1,046	452	1,738
Litigation costs (proceeds), net	125	1,624	(3,665)	2,200
Debt refinancing costs	—	—	3,119	—
Change in fair value of derivative instruments	2,640	852	8,381	134
Income from derivative instruments	(492)	(2,008)	(989)	(4,039)
Change in fair value of warrant liabilities	—	(15,963)	—	(14,378)
Adjusted EBITDA	$108,116	$95,797	$207,194	$189,512
Adjusted EBITDA Margin	42%	41%	40%	40%

Adjusted Net Income and Adjusted Earnings Per Share

We believe that Adjusted Net Income, as defined below, and Adjusted Earnings Per Share are useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational expenses. Adjusted Net Income is defined as net income (loss) adjusted for the after-tax effects of amortization of intangible assets and acquired technologies, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential M&A, costs related to equity transactions, including secondary offerings, litigation proceeds and litigation costs for matters in which we are the plaintiff and related antitrust matters, debt refinancing costs, change in fair value of derivative instruments, and change in fair value of warrant liabilities.

The following table reconciles net income (loss) to Adjusted Net Income and Adjusted Earnings Per Share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2025	2024	2025	2024
Net income (loss)	$12,960	$21,445	$(4,461)	$20,848
Amortization of intangible assets	18,512	17,942	37,024	35,884
Amortization of acquired technologies—Cost of revenue	4,368	2,090	8,737	8,657
Stock-based compensation expense and related employer payroll tax	46,258	40,768	112,177	90,800
M&A and integration costs	348	—	7,967	477
Equity transaction costs, including secondary offerings	165	1,046	452	1,738
Litigation costs (proceeds), net	125	1,624	(3,665)	2,200
Debt refinancing costs	—	—	3,119	—
Change in fair value of derivative instruments	2,640	852	8,381	134
Change in fair value of warrant liabilities	—	(15,963)	—	(14,378)
Tax effect of adjustments	(26,521)	(13,618)	(56,394)	(35,384)
Adjusted Net Income	$58,855	$56,186	$113,337	$110,976
Adjusted Net Income Per Share attributable to common stockholders:
Basic	$0.09	$0.09	$0.18	$0.18
Diluted	$0.09	$0.09	$0.17	$0.17
Weighted average shares outstanding:
Basic	637,578,033	609,997,114	637,207,185	604,138,246
Diluted	660,622,703	638,367,745	666,130,181	636,990,633

Free Cash Flow

We believe that Free Cash Flow, as defined below, provides meaningful supplemental information regarding our ability to generate cash and fund our operations and capital expenditures. Free Cash Flow is defined as net cash provided by operating activities less cash used for the purchases of software, equipment, and property.

The following table reconciles net cash provided by operating activities to Free Cash Flow for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2025	2024	2025	2024
Net cash provided by operating activities	$43,056	$51,774	$101,548	$107,009
Purchases of software, equipment, and property	(15,703)	(15,561)	(30,549)	(31,224)
Free Cash Flow	$27,353	$36,213	$70,999	$75,785

Liquidity and Capital Resources

We have financed our operations with cash flows from operations. The Company generated $101.5 million of cash flows from operating activities during the six months ended June 30, 2025. As of June 30, 2025, the Company had cash and cash equivalents of $55.1 million, a working capital surplus of $77.2 million and an accumulated deficit totaling $1,272.2 million. As of June 30, 2025, the Company had $996.0 million aggregate principal outstanding on its term loan.

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

On January 6, 2025, in conjunction with the acquisition of EvolutionIQ, the Company entered into the third amendment to the 2021 Credit Agreement (the “Third Amendment”) that provided the Company with incremental term loans in an aggregate principal amount of $225.0 million (the "Incremental Term Loans"). Prior to the Fourth Amendment (as defined below) the Incremental Term Loans were repayable in quarterly installments in an amount equal to 0.25% of the original principal amount, with the balance payable at maturity, September 21, 2028.

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

Upon execution of the Fourth Amendment, the Company had outstanding borrowings under a term loan of $1,001.0 million (the “Term Loan”) and a revolving credit facility for an aggregate principal amount of $250.0 million (the “2021 Revolving Credit Facility” and together with the Term Loan, the “2021 Credit Facilities”).

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

As of June 30, 2025, the amount outstanding on the Term Loan was $996.0 million, of which, $10.0 million is classified as current.

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

During the three months ended June 30, 2025 and 2024, the weighted-average interest rate on the outstanding borrowings under the Term Loan was 6.4% and 7.8%, respectively.

During the six months ended June 30, 2025 and 2024, the weighted-average interest rate on the outstanding borrowings under the Term Loan was 6.3% and 7.8%, respectively.

The Company has outstanding standby letters of credit for $1.1 million which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility. As of June 30, 2025, $248.9 million was available to be borrowed under the 2021 Revolving Credit Facility.

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments of the Company, the leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of June 30, 2025.

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

Cash Flows

The following table provides a summary of cash flow data for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(dollar amounts in thousands)	2025	2024
Net cash provided by operating activities	$101,548	$107,009
Net cash used in investing activities	(445,682)	(31,224)
Net cash provided by (used in) financing activities	167	(33,328)
Net effect of exchange rate change	37	(136)
Change in cash and cash equivalents	$(343,930)	$42,321

Net cash provided by operating activities was $101.5 million for the six months ended June 30, 2025. Net cash provided by operating activities consists of a net loss of $4.5 million, adjusted for $169.8 million of non-cash items, ($57.2) million for changes in working capital and ($6.5) million for the effect of changes in other operating assets and liabilities. Significant non-cash adjustments include stock-based compensation expense of $107.0 million, depreciation and amortization of $73.1 million and a change in fair value of derivative instruments of $8.4 million, partially offset by deferred income taxes of $20.5 million. The change in working capital was primarily the result of a change in income taxes of $27.8 million due to timing of payments, an increase in accounts receivable of $25.5 million, and a decrease in accrued expenses of $9.2 million due to employee incentive plan payments, partially offset by an increase in deferred revenue of $4.8 million.

Net cash used in investing activities was $445.7 million for the six months ended June 30, 2025. Net cash used in investing activities was due to $415.1 million used for the acquisition of EvolutionIQ and $30.5 million of capitalized internally developed software projects and purchases of software, equipment, and property.

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2025. Net cash provided by financing activities was primarily due $225.0 million of an incremental term loan used for the acquisition of EvolutionIQ, partially offset by $172.5 million for a repurchase of common stock, $44.4 million of payments for employee tax liabilities related to the net share settlement of employee equity awards, $6.6 million of payments for fees associated with a debt modification and $5.0 million of principal payments of long-term debt.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Other than the integration of EvolutionIQ, there were no changes in our internal control over financial reporting during the three months ended June 30, 2025 identified in management’s evaluation pursuant to in Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below summarizes the Company's purchases of its common stock during the three months ended June 30, 2025.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Purchase Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2025	—	—	—	$227.7 million
May 2025	3,218,076	$8.907	3,218,076	$199.1 million
June 2025	7,770,251	$9.095	7,770,251	$127.7 million
Total	10,988,327	$9.019	10,988,327	$127.7 million

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

Dated: July 31, 2025	CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

	By:	/s/ Githesh Ramamurthy
	Name:	Githesh Ramamurthy
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated: July 31, 2025

	By:	/s/ Brian Herb
	Name:	Brian Herb
	Title:	Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)