Form 10-Q
period 2025-09-30
CCC Intelligent Solutions Holdings Inc.
filed 2025-10-30
CIK 1818201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 23 2025, 642,019,656 shares of common stock, $0.0001 par value per share, were issued and outstanding.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

Form 10-Q

For the Quarter Ended September 30, 2025

Table of Contents

		Page
PART I. FINANCIAL INFORMATION`

	Cautionary Statement Regarding Forward-Looking Statements	3
Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	5
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2025 and 2024	6
	Unaudited Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024	7
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	45

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,141	$398,983
Accounts receivable—Net of allowances of $4,101 and $4,692 as of September 30, 2025 and December 31, 2024, respectively	140,702	106,578
Income taxes receivable	38,476	7,743
Deferred contract costs	22,939	22,373
Other current assets	31,422	28,973
Total current assets	330,680	564,650
SOFTWARE, EQUIPMENT, AND PROPERTY—Net	167,960	172,079
OPERATING LEASE ASSETS	36,748	29,762
INTANGIBLE ASSETS—Net	1,033,538	934,278
GOODWILL	1,956,497	1,417,724
DEFERRED FINANCING FEES, REVOLVER—Net	1,459	1,743
DEFERRED CONTRACT COSTS	20,594	18,692
EQUITY METHOD INVESTMENT	10,228	10,228
OTHER ASSETS	33,923	34,062
TOTAL	$3,591,627	$3,183,218
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,633	$18,393
Accrued expenses	73,307	72,543
Income taxes payable	80	80
Current portion of long-term debt	10,010	8,000
Current portion of long-term licensing agreement—Net	3,413	3,257
Operating lease liabilities	7,707	7,658
Deferred revenues	76,450	44,915
Note payable to minority investor	24,446	—
Total current liabilities	218,046	154,846
LONG-TERM DEBT—Net	971,208	761,053
DEFERRED INCOME TAXES—Net	180,552	164,844
LONG-TERM LICENSING AGREEMENT—Net	21,855	24,435
OPERATING LEASE LIABILITIES	52,750	47,235
OTHER LIABILITIES	17,394	11,303
Total liabilities	1,461,805	1,163,716
COMMITMENTS AND CONTINGENCIES (Notes 20 and 21)
MEZZANINE EQUITY:
Redeemable non-controlling interest	—	21,679
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par; 5,000,000,000 shares authorized; 647,182,603 and 629,207,115 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	65	63
Additional paid-in capital	3,449,971	3,094,182
Accumulated deficit	(1,319,140)	(1,095,227)
Accumulated other comprehensive loss	(1,074)	(1,195)
Total stockholders’ equity	2,129,822	1,997,823
TOTAL	$3,591,627	$3,183,218

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUES	$267,120	$238,481	$779,136	$698,336
COST OF REVENUES
Cost of revenues, exclusive of amortization of acquired technologies	69,779	54,890	194,050	160,929
Amortization of acquired technologies	4,368	171	13,105	8,828
Total cost of revenues	74,147	55,061	207,155	169,757
GROSS PROFIT	192,973	183,420	571,981	528,579
OPERATING EXPENSES:
Research and development	52,947	49,525	174,639	148,255
Selling and marketing	44,208	34,347	135,980	106,254
General and administrative	47,332	52,918	162,080	161,247
Amortization of intangible assets	18,512	17,942	55,536	53,826
Total operating expenses	162,999	154,732	528,235	469,582
OPERATING INCOME	29,974	28,688	43,746	58,997
INTEREST EXPENSE	(18,103)	(16,379)	(52,866)	(49,434)
INTEREST INCOME	1,065	3,343	4,233	8,435
CHANGE IN FAIR VALUE OF WARRANT LIABILITIES	—	—	—	14,378
OTHER INCOME (EXPENSE)—NET	466	(2,587)	(6,688)	1,606
PRETAX INCOME (LOSS)	13,402	13,065	(11,575)	33,982
INCOME TAX (PROVISION) BENEFIT	(15,373)	(8,933)	5,143	(9,002)
NET(LOSS) INCOME INCLUDING NON-CONTROLLING INTEREST	(1,971)	4,132	(6,432)	24,980
LESS: ACCRETION OF REDEEMABLE NON-CONTROLLING INTEREST	—	(1,320)	(1,276)	(3,683)
NET (LOSS) INCOME ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$(1,971)	$2,812	$(7,708)	$21,297
Net (loss) income per share attributable to common stockholders:
Basic	$(0.00)	$0.00	$(0.01)	$0.04
Diluted	$(0.00)	$0.00	$(0.01)	$0.03
Weighted-average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	631,440,015	615,857,231	635,263,670	608,073,087
Diluted	631,440,015	642,404,517	635,263,670	639,069,491
COMPREHENSIVE (LOSS) INCOME:
Net (loss) income including non-controlling interest	(1,971)	4,132	(6,432)	24,980
Other comprehensive income—Foreign currency translation adjustment	83	117	121	26
COMPREHENSIVE (LOSS) INCOME INCLUDING NON-CONTROLLING INTEREST	(1,888)	4,249	(6,311)	25,006
Less: accretion of redeemable non-controlling interest	—	(1,320)	(1,276)	(3,683)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$(1,888)	$2,929	$(7,587)	$21,323

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable
	Non-Controlling	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding				Accumulated
	Interest					Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity

BALANCE—December 31, 2024	$21,679	—	$—	629,207,115	$63	$3,094,182	$(1,095,227)	$(1,195)	$1,997,823
Stock-based compensation expense	—	—	—	—	—	61,048	—	—	61,048
Exercise of stock options	—	—	—	330,413	—	956	—	—	956
Issuance of common stock under employee stock purchase plan	—	—	—	174,906	—	1,650	—	—	1,650
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	9,095,994	1	(43,472)	—	—	(43,471)
Issuance of restricted stock awards for business acquisition	—	—	—	792,174	—	—	—	—	—
Issuance of common stock for business acquisition (1)	—	—	—	26,035,603	3	250,438	—	—	250,441
Repurchase and retirement of common stock	—	—	—	(7,000,000)	(1)	—	(72,274)	—	(72,275)
Accretion of redeemable non-controlling interest	1,276	—	—	—	—	(1,276)	—	—	(1,276)
Reclassification of redeemable non-controlling interest to note payable to minority investor	(22,955)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(15)	(15)
Net loss	—	—	—	—	—	—	(17,421)	—	(17,421)
BALANCE—March 31, 2025	—	—	—	658,636,205	66	3,363,526	(1,184,922)	(1,210)	2,177,460
Stock-based compensation expense	—	—	—	—	—	45,975	—	—	45,975
Exercise of stock options	—	—	—	360,029	—	1,003	—	—	1,003
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	986,566	—	(881)	—	—	(881)
Repurchase and retirement of common stock	—	—	—	(10,988,327)	(1)	—	(100,219)	—	(100,220)
Foreign currency translation adjustment	—	—	—	—	—	—	—	53	53
Net income	—	—	—	—	—	—	12,960	—	12,960
BALANCE—June 30, 2025	$—	—	$—	648,994,473	$65	3,409,623	$(1,272,181)	$(1,157)	$2,136,350
Stock-based compensation expense	—	—	—	—	—	39,193	—	—	39,193
Exercise of stock options	—	—	—	548,441	—	1,671	—	—	1,671
Issuance of common stock under employee stock purchase plan	—	—	—	424,270	—	3,394	—	—	3,394
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	1,994,729	—	(3,910)	—	—	(3,910)
Repurchase and retirement of common stock		—	—	(4,779,310)	—	—	(44,988)	—	(44,988)
Foreign currency translation adjustment	—	—	—	—	—	—	—	83	83
Net loss	—	—	—	—	—	—	(1,971)	—	(1,971)
BALANCE—September 30, 2025	$—	—	$—	647,182,603	$65	$3,449,971	$(1,319,140)	$(1,074)	$2,129,822

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

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,432)	$24,980
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of software, equipment, and property	44,376	29,520
Amortization of intangible assets	68,641	62,654
Deferred income taxes	(1,208)	(32,941)
Stock-based compensation	146,216	127,221
Amortization of deferred financing fees	1,405	1,452
Amortization of discount on debt	117	191
Change in fair value of derivative instruments	8,441	4,775
Change in fair value of warrant liabilities	—	(14,378)
Loss on disposal of software, equipment and property	—	302
Noncash interest expense	1,491	—
Other	—	163
Changes in:
Accounts receivable—Net	(33,743)	(27,237)
Deferred contract costs	(566)	(1,807)
Other current assets	(2,770)	1,670
Deferred contract costs—Non-current	(1,902)	906
Other assets	139	1,724
Operating lease assets	1,855	1,580
Income taxes	(30,733)	(203)
Accounts payable	3,813	5,483
Accrued expenses	(6,720)	(14,896)
Operating lease liabilities	(3,277)	(2,878)
Deferred revenues	10,073	3,024
Other liabilities	(2,901)	(1,064)
Net cash provided by operating activities	196,315	170,241
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of software, equipment, and property	(46,684)	(45,073)
Acquisition of EvolutionIQ, Inc., net of cash acquired	(410,412)	—
Net cash used in investing activities	(457,096)	(45,073)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,603	23,997
Proceeds from employee stock purchase plan	5,044	5,745
Payments for employee taxes withheld upon vesting of equity awards	(48,262)	(57,519)
Repurchase of common stock	(212,485)	—
Proceeds from issuance of long-term debt	225,000	—
Payments of fees associated with the debt modification	(6,565)	(661)
Principal payments on long-term debt	(7,508)	(6,000)
Net cash used in financing activities	(41,173)	(34,438)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	112	1
NET CHANGE IN CASH AND CASH EQUIVALENTS	(301,842)	90,731
CASH AND CASH EQUIVALENTS:
Beginning of period	398,983	195,572
End of period	$97,141	$286,303
NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued related the acquisition of EvolutionIQ, Inc.	$250,441	$—
Issuance of promissory note to minority investor of redeemable preferred securities	$22,955	$—
Noncash purchases of software, equipment, and property	$—	$7,305
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$51,893	$48,294
Cash paid for income taxes—Net	$26,199	$42,137

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, the condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of mezzanine equity and stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operations and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any future period.

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

Recently Issued Accounting Pronouncements—In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2025-06, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. Among other things, this update removes the accounting consideration of software project development stages, and requires an entity to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and used to perform its intended function. The guidance can be applied on a perspective basis, modified basis, or retrospective basis. The amendments in this update are effective for fiscal years beginning after December 15, 2027, and interim periods in those fiscal years. The Company is evaluating the impact of the adoption of ASU 2025-06 to its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires new disclosures aimed at enhancing transparency in financial reporting by requiring disaggregation of specific expense captions within the statement of operations. Under the update, entities are required to disclose a breakdown of certain expense categories, such as: employee compensation, depreciation, amortization, and other material components. This ASU is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the disclosure requirements related to this update.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements may be applied on a prospective basis, with the option to apply them retrospectively. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The Company is continuing to evaluate the disclosure requirements but does not believe the adoption of ASU 2023-09 will have a significant impact on its consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2025, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2024, that are of significance or potential significance to us.

3.
BUSINESS ACQUISITION

On January 6, 2025, the Company completed its acquisition of EvolutionIQ, Inc. (“EvolutionIQ”), a privately held company that provides AI-powered guidance for disability and injury claims management. Leveraging EvolutionIQ’s platform, the acquisition will broaden the Company’s portfolio of AI-based solutions available to insurance customers.

The Company acquired all the outstanding shares of EvolutionIQ in exchange for total consideration of $674.3 million upon closing, subject to certain post-closing adjustments. In accordance with the acquisition agreement, the Company placed $8.9 million in escrow for general indemnity and purchase price adjustment holdbacks to be paid to the sellers within 90 days of closing for the adjustment holdbacks and 36 months of closing for the general indemnity, subject to reduction for certain indemnifications and other potential obligations of the selling shareholders. During the three months ended September 30, 2025, the adjustment escrow was distributed with the sellers receiving $2.6 million and the Company receiving $4.7 million. As of September 30, 2025, the remaining escrow balance of $1.6 million relates to the general indemnity.

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

Included in the shares of common stock issued are 10,356,096 restricted shares of common stock subject to re-vesting provisions. The restricted shares have a fair value as of the acquisition date of $118.2 million, of which $71.5 million is included in the consideration transferred in the table above, and the remaining $46.7 million will be recognized as stock-based compensation expense over the vesting period (see Note 17).

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

The Company’s estimates of the fair values of the assets acquired and liabilities assumed are based on information available at the date of acquisition. During the measurement period, which may be up to one year from the acquisition date, adjustments may be recorded to the fair values of these tangible and intangible assets acquired and liabilities assumed, including uncertain tax positions and tax-related valuation allowances, with the corresponding offset to goodwill. As of September 30, 2025, there have been no significant changes to the preliminary purchase price allocation.

The following table summarizes the preliminary allocation of the consideration to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets acquired:
Current assets	$11,250
Intangible assets	167,900
Other non-current assets	8,935
Total assets acquired	188,085
Liabilities assumed:
Deferred revenue	21,461
Other current liabilities	3,976
Deferred tax liabilities	16,916
Non-current liabilities	10,238
Total liabilities assumed	52,591
Net assets acquired	135,494
Goodwill	538,773
Total purchase price	$674,267

A summary of the fair values, discount rates and estimated useful lives of the acquired intangible assets is as follows (dollars in thousands):

Intangible Asset	Fair Value	Discount Rate	Estimated Useful Life
Acquired technology	$134,300	12.0%	8 years
Customer relationships	32,300	11.5%	16 years
Trademark	1,300	11.5%	5 years

The Company utilized different valuation approaches and methodologies to determine the fair values of acquired intangible assets. The valuation approaches and methodologies were based on estimates of future operating projections as well as judgments on the discount rate and other variables. These fair values were based on significant unobservable inputs, including management estimates and assumptions and thus represent Level 3 measures in the fair value hierarchy.

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

For the period from the date of acquisition through September 30, 2025, EvolutionIQ's revenues were less than 5.0% of the Company's total revenues and not material. For the three months ended September 30, 2025, EvolutionIQ's pretax loss was $23.1 million, including $14.7 million of stock-based compensation expense and $4.8 million of amortization expense. For the period from the date of acquisition through September 30, 2025, EvolutionIQ's pretax loss was $74.9 million, including $49.6 million of stock-based compensation expense and $14.3 million of amortization expense.

The Company incurred transaction costs associated with the acquisition of $16.6 million. During the three and nine months ended September 30, 2025, the Company incurred transaction costs of $0.2 million and $7.8 million, respectively, included in general and administrative expenses within the condensed consolidated statements of operations and comprehensive (loss) income.

4. REvenue

Disaggregation of Revenue—The Company provides disaggregation of revenue based on type of service as it believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table summarizes revenue by type of service for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Software subscriptions	$256,656	$229,425	$749,771	$670,335
Other	10,464	9,056	29,365	28,001
Total revenues	$267,120	$238,481	$779,136	$698,336

Transaction Price Allocated to the Remaining Performance Obligations—Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2025, approximately $1,741 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $752 million during the following twelve months, and approximately $989 million thereafter. The estimated revenues do not include unexercised contract renewals. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.

Deferred Revenue—Revenue recognized for the three months ended September 30, 2025 from amounts in deferred revenue as of June 30, 2025 was $54.9 million. Revenue recognized for the three months ended September 30, 2024 from amounts in deferred revenue as of June 30, 2024 was $42.8 million. Revenue recognized for the nine months ended September 30, 2025 from amounts in deferred revenue as of December 31, 2024 was $43.6 million. Revenue recognized for the nine months ended September 30, 2024 from amounts in deferred revenue as of December 31, 2023 was $41.1 million.

Contract Assets and Liabilities—The opening and closing balances of the Company’s receivables, contract assets and contract liabilities from contracts with customers are as follows (in thousands):

	September 30,	December 31,
	2025	2024
Accounts receivables—Net of allowances	$140,702	$106,578
Deferred contract costs	22,939	22,373
Long-term deferred contract costs	20,594	18,692
Other assets (accounts receivable, non-current)	23,619	16,946
Deferred revenues	76,450	44,915
Other liabilities (deferred revenues, non-current)	1,679	1,415

A summary of the activity impacting deferred revenue balances during the three and nine months ended September 30, 2025 and 2024 is presented below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance at beginning of period	$72,292	$48,101	$46,330	$44,940
Revenue recognized[1]	(135,931)	(120,315)	(468,517)	(353,523)
Additional amounts deferred[1]	141,768	120,561	500,316	356,930
Balance at end of period	$78,129	$48,347	$78,129	$48,347

Classified as:
Current	$76,450	$46,577	$76,450	$46,577
Non-current	1,679	1,770	1,679	1,770
Total deferred revenue	$78,129	$48,347	$78,129	$48,347

1 Amounts include total revenue deferred and recognized during each respective period.

The additional amount deferred during the nine months ended September 30, 2025 includes $21.5 million related to the deferred revenue recorded at the time of the acquisition of EvolutionIQ.

A summary of the activity impacting the deferred contract costs during the three and nine months ended September 30, 2025 and 2024 is presented below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance at beginning of period	$43,439	$41,093	$41,065	$40,202
Costs amortized	(6,060)	(5,651)	(17,743)	(16,222)
Additional amounts deferred	6,154	5,661	20,211	17,123
Balance at end of period	$43,533	$41,103	$43,533	$41,103

Classified as:
Current	$22,939	$19,707	$22,939	$19,707
Non-current	20,594	21,396	20,594	21,396
Total deferred contract costs	$43,533	$41,103	$43,533	$41,103

5. FAIR VALUE measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Interest Rate Swaps—In February 2025, the Company entered into three interest rate swap agreements to reduce its exposure to variability from future cash flows resulting from interest rate risk related to its floating rate long-term debt (see Note 14). The fair value of the interest rate swap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore was classified within Level 2 of the fair value hierarchy as of September 30, 2025.

The Company does not designate its interest rate swap agreements as hedging instruments and records the changes in fair value within other income (expense)—net on the condensed consolidated statements of operations and comprehensive (loss) income. As of September 30, 2025, the interest rate swap agreements had a fair value liability of $7.5 million. The fair value of the interest rate swap agreements is classified within other liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2025.

Interest Rate Caps—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt (see Note 14). The fair value of the interest rate cap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore was classified within Level 2 of the fair value hierarchy as of December 31, 2024. The interest rate cap agreements expired in July 2025.

The Company does not designate its interest rate cap agreements as hedging instruments and recorded the changes in fair value within other income (expense)—net on the condensed consolidated statements of operations and comprehensive (loss) income. As of December 31, 2024, the interest rate cap agreements had a fair value of $1.0 million. The fair value of the interest rate cap agreements was classified within other current assets in the accompanying condensed consolidated balance sheets as of December 31, 2024.

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	7,466	—	7,466	—
Total liabilities	$7,466	$—	$7,466	$—

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate caps	975	—	975	—
Total assets	$975	$—	$975	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis—The Company has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. The Company did not recognize any impairment charges related to these assets during the three and nine months ended September 30, 2025 and 2024.

Fair Value of Other Financial Instruments—The following table presents the carrying amounts, net of debt discount, and the estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	September 30, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
Term Loan, including current maturities	$992,435	$989,769	$774,825	$776,970

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

6. INCOME TAXES

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law. The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The Company's estimated annual effective tax rate for the nine months ended September 30, 2025 includes the estimated impact of the OBBB. The Company expects favorable cash impacts in 2025 as a result of certain accelerated tax deductions. The Company will continue to evaluate the impact of the OBBB on its income taxes.

The Company recognized an income tax provision of $15.4 million and $8.9 million for the three months ended September 30, 2025 and 2024, respectively. The income tax provision for the three months ended September 30, 2025 was primarily due to the Company's pre-tax book income, as well as the tax impact related to stock-based compensation expense, partially offset by the tax impact related to estimated research and development credits. The income tax provision for the three months ended September 30, 2024 was primarily due to the Company's pre-tax book income.

The Company recognized an income tax benefit of $5.1 million and an income tax provision of $9.0 million for the nine months ended September 30, 2025 and 2024, respectively. The income tax benefit for the nine months ended September 30, 2025 was primarily due to the Company's pre-tax book loss, as well as the tax rate impact of non-deductible stock-based compensation expense. The income tax provision for the nine months ended September 30, 2024 was primarily due to the Company's pre-tax book income.

The Company made income tax payments of $0.3 million and $11.6 million during the three months ended September 30, 2025 and 2024, respectively. The Company received refunds of $0.7 million from various states during the three months ended September 30, 2025. The Company received negligible refunds from various states during the three months ended September 30, 2024.

The Company made income tax payments of $27.6 million and $42.1 million during the nine months ended September 30, 2025 and 2024, respectively. The Company received refunds of $1.4 million from various states during the nine months ended September 30, 2025. Refunds received from various states were negligible during the nine months ended September 30, 2024.

As of September 30, 2025, unrecognized tax benefits were materially consistent with the amount as of December 31, 2024. The Company believes its liability for unrecognized tax benefits, excluding interest and penalties, will not materially change over the following twelve months.

7. accounts receivable

Accounts receivable—Net as of September 30, 2025 and December 31, 2024 consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accounts receivable	$144,803	$111,270
Allowance for credit losses and sales reserves	(4,101)	(4,692)
Accounts receivable—Net	$140,702	$106,578

As of September 30, 2025, one customer accounted for 10% of accounts receivable—Net. As of December 31, 2024, one customer accounted for 11% of accounts receivable—Net.

Changes to the allowance for credit losses and sales reserves during the three and nine months ended September 30, 2025 and 2024 consist of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance at beginning of period	$4,310	$4,079	$4,692	$5,574
Charges to bad debt and sales reserves	1,474	1,270	4,424	3,029
Write-offs—Net	(1,683)	(957)	(5,015)	(4,211)
Balance at end of period	$4,101	$4,392	$4,101	$4,392

8. OTHER CURRENT ASSETS

Other current assets as of September 30, 2025 and December 31, 2024 consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid SaaS costs	10,918	$9,112
Prepaid service fees	7,548	7,352
Prepaid insurance	3,329	2,561
Prepaid software and equipment maintenance	758	673
Other	8,869	9,275
Total other current assets	$31,422	$28,973

9. SOFTWARE, EQUIPMENT, AND PROPERTY

Software, equipment, and property as of September 30, 2025 and December 31, 2024 consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Software, licenses and database	$301,265	$275,127
Leasehold improvements	31,328	30,993
Computer equipment	16,076	18,993
Building and land	4,910	4,910
Furniture and other equipment	1,477	1,332
Total software, equipment, and property	355,056	331,355
Less accumulated depreciation and amortization	(187,096)	(159,276)
Software, equipment, and property—Net	$167,960	$172,079

Depreciation and amortization expense related to software, equipment and property was $17.0 million and $10.4 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation and amortization expense related to software, equipment and property was $44.4 million and $29.5 million for the nine months ended September 30, 2025 and 2024, respectively.

10. LEASES

The Company leases real estate in the form of office space and data center facilities. Generally, at the inception of the contract, the term for real estate leases ranges from 2 to 17 years and the term for equipment leases is 1 to 3 years. Some real estate leases include options to renew that can extend the original term by 3 to 5 years.

The components of lease expense for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease costs	$1,835	$1,937	$5,506	$4,644
Variable lease costs	1,137	1,228	3,347	3,422
Total lease costs	$2,972	$3,165	$8,853	$8,066

During the three months ended September 30, 2025 and 2024, the Company made cash payments for operating leases of $2.4 million and $2.4 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company made cash payments for operating leases of $6.9 million and $6.2 million, respectively.

During the three months ended September 30, 2025, the Company obtained operating lease assets in exchange for lease liabilities of $0.3 million. During the three months ended September 30, 2024, the Company did not obtain any operating lease assets in exchange for lease liabilities. During the nine months ended September 30, 2025, the Company obtained operating lease assets in exchange for lease liabilities of $9.1 million, which includes $8.8 million of operating lease asset in connection with the acquisition of EvolutionIQ. During the nine months ended September 30, 2024, the Company obtained operating lease assets in exchange for lease liabilities of $0.9 million.

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are primarily the result of business acquisitions.

The Company performs its annual impairment assessment of goodwill and indefinite life intangible assets as of November 30 of each year.

No impairments to goodwill or indefinite life intangible assets were recorded during the three and nine months ended September 30, 2025.

Changes in the carrying amount of goodwill were as follows during the nine months ended September 30, 2025 (in thousands):

Net Carrying
Amount
Balance as of December 31, 2024	$1,417,724
Acquisition of EvolutionIQ, Inc.	538,773
Balance as of September 30, 2025	$1,956,497

Intangible Assets—During the nine months ended September 30, 2025, the Company recorded $167.9 million of intangible assets as a result of the acquisition of EvolutionIQ (see Note 3).

No intangible asset impairments were recorded during the three and nine months ended September 30, 2025.

The intangible assets balance as of September 30, 2025 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	16-18	9.8	$1,324,130	$(606,162)	$717,968
Acquired technologies	7-8	7.2	139,100	(15,105)	123,995
Trademarks	5	4.3	1,300	(195)	1,105
Subtotal			1,464,530	(621,462)	843,068
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,655,000	$(621,462)	$1,033,538

The intangible assets balance as of December 31, 2024 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount
Customer relationships	18	10.3	$1,291,830	$(550,822)	$741,008
Acquired technologies	7	4.1	4,800	(2,000)	2,800
Subtotal			1,296,630	(552,822)	743,808
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,487,100	$(552,822)	$934,278

Amortization expense for intangible assets was $22.9 million and $18.1 million for the three months ended September 30, 2025 and 2024, respectively. Amortization expense for intangible assets was $68.6 million and $62.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Future amortization expense for the remainder of the year ended December 31, 2025 and the following four years ended December 31 and thereafter for intangible assets as of September 30, 2025 is as follows (in thousands):

Years Ending December 31:

2025	22,881
2026	91,520
2027	91,520
2028	91,520
2029	90,891
Thereafter	454,736
Total	$843,068

12. ACCRUED EXPENSES

Accrued expenses as of September 30, 2025 and December 31, 2024 consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Compensation	$41,309	$47,505
Sales tax	5,071	3,620
Accrued share repurchase	4,998	—
Royalties and licenses	4,416	5,116
Software license agreement	4,049	4,613
Professional services	3,879	6,260
Option holdback	3,184	—
Employee insurance benefits	2,528	2,235
Other	3,873	3,194
Total accrued expenses	$73,307	$72,543

13. OTHER LIABILITIES

Other liabilities as of September 30, 2025 and December 31, 2024 consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Income taxes payable—non-current	$8,249	$6,344
Fair value on interest rate swap	7,466	—
Software license agreement	—	3,544
Deferred revenue—non-current	1,679	1,415
Total other liabilities	$17,394	$11,303

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

As of September 30, 2025 and December 31, 2024, the amount outstanding on the Term Loan was $993.5 million and $776.0 million, respectively. As of September 30, 2025 and December 31, 2024, $10.0 million and $8.0 million, respectively, was classified as current in the accompanying condensed consolidated balance sheets.

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

At the time of entering into the 2021 Credit Agreement, the Company incurred $3.1 million in financing costs related to the 2021 Revolving Credit Facility. The Company incurred $0.7 million in financing costs related to the Second Amendment. These costs were recorded to a deferred financing fees asset account and are being amortized to interest expense over the term of the 2021 Revolving Credit Facility. As of September 30, 2025 and December 31, 2024, the deferred financing fees asset balance was $1.5 million and $1.7 million, respectively.

A quarterly commitment fee of up to 0.50% is payable on the unused portion of the 2021 Revolving Credit Facility.

During the three months ended September 30, 2025 and 2024, the weighted-average interest rate on the outstanding borrowings under the Term Loan was 6.4% and 7.8%, respectively.

During the nine months ended September 30, 2025 and 2024, the weighted-average interest rate on the outstanding borrowings under the Term Loan was 6.3% and 7.8%, respectively.

As of September 30, 2025 and December 31, 2024, the Company has outstanding standby letters of credit for $1.1 million and $0.7 million, respectively, which reduce the amount available to be borrowed under the 2021 Revolving Credit Facility. As of September 30, 2025 and December 31, 2024, $248.9 million and $249.3 million, respectively, was available to be borrowed.

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments of the Company, the leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of September 30, 2025 or December 31, 2024.

Long-term debt as of September 30, 2025 and December 31, 2024 consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Term Loan	$993,493	$776,000
Term Loan—discount	(1,058)	(1,175)
Term Loan—deferred financing fees	(11,217)	(5,772)
Term Loan—Net of discount & fees	981,218	769,053
Less: Current portion	(10,010)	(8,000)
Total long-term debt—Net of current portion	$971,208	$761,053

Interest Rate Swaps—In February 2025, the Company entered into three interest rate swap agreements (the "Swaps") to reduce its exposure to variability from future cash flows resulting from interest rate risk related to its floating rate long-term debt.

Pursuant to the terms of the Swaps, beginning on July 31, 2025, the Company will pay an average fixed interest rate of 3.94% on an aggregate notional amount corresponding to borrowings of $750.0 million in exchange for receipts on the same notional amount at a floating interest rate based on the applicable SOFR at the time of payment. The Swaps expire on July 31, 2027.

As of September 30, 2025, the aggregate fair value of the Swaps was a liability of $7.5 million (see Note 5). Cash received related to the Swaps was $0.3 million for the three and nine months ended September 30, 2025.

Interest Rate Caps—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The interest rate cap agreements had an aggregate notional amount of $600.0 million and a one-month SOFR cap rate of 4.00%. The interest rate cap agreements expired in July 2025.

Cash received related to the interest rate cap agreements was $0.2 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively. Cash received related to the interest rate cap agreements was $1.2 million and $6.1 million for the nine months ended September 30, 2025 and 2024, respectively.

As of December 31, 2024, the aggregate fair value of the interest rate cap agreements was $1.0 million (see Note 5).

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

The activity impacting the redeemable non-controllable interest during the three and nine months ended September 30, 2025 and 2024 is presented below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance at beginning of period	$—	$18,947	$21,679	$16,584
Accretion of redeemable non-controlling interest	—	1,320	1,276	3,683
Issuance of promissory note to minority investor of redeemable preferred securities	—	—	(22,955)	—
Balance at end of period	$—	$20,267	$—	$20,267

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

The Promissory Note has an initial principal amount outstanding of $23.4 million, which included accrued interest of $0.4 million. The Promissory Note accrues interest at a rate of 12.0% per annum, compounded daily. All accrued interest is payable in kind and added to the outstanding principal amount. During the three and nine months ended September 30, 2025, the Company recognized $0.7 million and $1.5 million, respectively, of interest expense on the Promissory Note.

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

As of September 30, 2025, the total amount outstanding under the Promissory Note was $24.4 million.

17. Capital stock

Preferred Stock—The Company is authorized to issue up to 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025, there were no shares of preferred stock issued or outstanding.

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

There were 647,182,603 and 629,207,115 shares of common stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

Restricted Common Stock—As part of the acquisition of EvolutionIQ in January 2025 (see Note 3), the Company issued 10,356,096 restricted shares of common stock, subject to re-vesting conditions. The restricted shares have service-based vesting conditions and vest annually over two years. The fair value of the restricted shares at the acquisition date was $118.2 million, of which $71.5 million was included as purchase consideration and the remaining $46.7 million will be recognized as stock-based compensation expense over the vesting period.

Secondary Offerings and Stock Repurchase—During the nine months ended September 30, 2025, certain existing stockholders completed secondary offerings where the selling stockholders sold an aggregate of 72,000,000 shares of the Company's common stock. The Company did not receive proceeds from the sale of the shares by the selling stockholders.

Concurrent with the March 2025 closing of the secondary offering, 7,000,000 shares of common stock were repurchased by the Company for an aggregate price of $72.3 million. The shares repurchased by the Company were formally retired. The excess purchase price over par value was charged directly to accumulated deficit.

During the nine months ended September 30, 2024, certain existing stockholders completed secondary offerings where the selling stockholders sold an aggregate of 171,500,000 shares of the Company's common stock. The Company did not receive proceeds from the sale of the shares by the selling stockholders.

In connection with the secondary offerings, the Company incurred costs of $0.2 million and $0.1 million during the three months ended September 30, 2025 and 2024, respectively, included within general and administrative expenses on the condensed consolidated statement of operations and comprehensive (loss) income. In connection with the secondary offerings, the Company incurred costs of $0.6 million and $2.0 million during the nine months ended September 30, 2025 and 2024, respectively, included within general and administrative expenses on the condensed consolidated statement of operations and comprehensive (loss) income.

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

During the three months ended September 30, 2025, the Company repurchased 4,779,310 shares for an aggregate purchase price of $44.9 million. During the nine months ended September 30, 2025, the company repurchased 22,767,637 shares for an aggregate purchase price of $217.2 million. During the three and nine months ended September 30, 2025, the Company incurred $0.1 million and $0.3 million, respectively, of fees directly related to the repurchase of shares.

As of September 30, 2025, the Company has $82.8 million of its common stock shares outstanding available to purchase under the 2024 Share Repurchase Program.

18. STOCK INCENTIVE PLANS

In July 2021, the 2021 Equity Incentive Plan (the "2021 Plan") was adopted and approved by the Company's board of directors and stockholders.

Restricted Stock Units and Restricted Stock Awards—The table below summarizes the restricted stock unit ("RSU") and restricted stock award ("RSA") activity for the nine months ended September 30, 2025:

		Weighted-
		Average
	Shares	Fair Value
Unvested —December 31, 2024	31,042,552	$10.92
Granted	16,064,203	10.17
Vested	(17,476,705)	11.17
Forfeited	(2,477,192)	10.52
Unvested —September 30, 2025	27,152,858	10.34

In connection with the acquisition of EvolutionIQ (see Note 3), the Company granted 792,174 RSAs that are subject to service conditions.

During the nine months ended September 30, 2025, the Company granted 16,064,203 RSUs, including 5,712,249 RSUs as part of the acquisition of EvolutionIQ. Of the RSUs granted during the nine months ended September 30, 2025, 14,783,686 have time-based vesting requirements, and 1,280,517 have performance-based vesting requirements.

During the nine months ended September 30, 2025, 17,476,705 RSUs and RSA vested, of which 4,745,309 were withheld for employee tax obligations.

Stock Options—The table below summarizes the stock option activity for the nine months ended September 30, 2025:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding—December 31, 2024	23,349,505	$3.11	3.2	$201,305
Exercised	(1,238,883)	2.93
Forfeited and canceled	(34,737)	8.58
Options outstanding—September 30, 2025	22,075,885	$3.11	2.3	$132,455
Options exercisable—September 30, 2025	21,850,095	$3.05	2.3	$132,335
Options vested and expected to vest—September 30, 2025	22,074,471	$3.11	2.3	$132,454

The fair value of the options which vested during the nine months ended September 30, 2025 was $1.5 million.

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

There were no stock options under the Cayman Incentive Plans granted during the nine months ended September 30, 2025. The exercise price of the options granted is equal to the fair value of the underlying shares at the grant date. As of September 30, 2025 and December 31, 2024, stock options outstanding under the Cayman Incentive Plans are 2,355,400 and 2,363,514, respectively. None of the outstanding stock options are exercisable.

Employee Stock Purchase Plan—In July 2021, the Company adopted the CCC 2021 Employee Stock Purchase Plan ("ESPP").

During the nine months ended September 30, 2025, 599,176 shares were sold under the ESPP.

The fair value of the ESPP purchase rights sold during the nine months ended September 30, 2025 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	0.5
Expected volatility	22 - 23%
Expected dividend yield	0%
Risk-free interest rate	4.2 - 5.3%

Stock-Based Compensation—Stock-based compensation expense has been recorded in the accompanying condensed consolidated statements of operations and comprehensive (loss) income as follows for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of revenues	$2,124	$2,297	$8,919	$7,051
Research and development	13,734	12,164	45,870	34,750
Sales and marketing	10,918	6,637	36,568	19,150
General and administrative	12,417	21,027	54,859	66,270
Total stock-based compensation expense	$39,193	$42,125	$146,216	$127,221

As of September 30, 2025, there was $180.6 million of unrecognized stock compensation expense related to unvested time-based awards which is expected to be recognized over a weighted-average period of 2.2 years. As of September 30, 2025, there was $20.0 million of unrecognized stock-based compensation expense related to unvested performance-based awards which is expected to be recognized over a weighted-average period of 1.9 years.

As of September 30, 2025, there was $29.6 million of unrecognized stock compensation expense related to the restricted common stock subject to re-vesting conditions issued as part of the acquisition of EvolutionIQ in January 2025 (see Note 3 and Note 17). The unrecognized stock compensation expense is expected to be recognized over a weighted-average period of 1.3 years.

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

During the nine months ended September 30, 2024, the Company recognized income of $14.4 million as a change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive (loss) income.

20. COMMITMENTS

Purchase Obligations—The Company has long-term agreements with suppliers and other parties related to licensing data used in its services, outsourced data center, disaster recovery and SaaS that expire at various dates through 2031. As of September 30, 2025, there were no material changes from the amounts disclosed as of December 31, 2024.

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

In a prior year, the Company made claims against certain parties for violation of its intellectual property and other related actions. These claims were settled during the nine months ended September 30, 2025.

22. ReLATED PARTIES

The Company has engaged in transactions within the ordinary course of business with entities affiliated with its principal equity owners and directors.

The following table summarizes revenues recognized and expenses incurred with entities affiliated with one of its principal equity owners and directors for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Credit card processing	$513	$379	$1,401	$982
Expenses
Employee health insurance benefits	1,675	691	2,622	2,544
IT security software	156	128	468	383
Board of director fees for services, including related travel and out-of-pocket reimbursements	105	*	436	328

* Not significant.

As of September 30, 2025 and December 31, 2024, all receivables and payables from related parties were de minimis.

23. OTHER Income (EXPENSE)—NET

Other (expense) income—Net consists of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Gain/(loss) from change in fair value of interest rate swaps	$103	$—	$(7,466)	$—
Loss from change in fair value of interest rate caps	(163)	(4,641)	(975)	(4,775)
Income from derivative instruments	453	2,055	1,442	6,094
Other income (expense)—Net	73	(1)	311	287
Total other income (expense)—Net	$466	$(2,587)	$(6,688)	$1,606

24. NET (LOSS) INCOME PER SHARE

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator
Net (loss) income	$(1,971)	$4,132	$(6,432)	$24,980
Accretion of redeemable non-controlling interest	—	(1,320)	(1,276)	(3,683)
Net (loss) income attributable to common stockholders	$(1,971)	$2,812	$(7,708)	$21,297

Denominator
Weighted average shares of common stock—basic and diluted	631,440,015	615,857,231	635,263,670	608,073,087
Dilutive effect of stock-based awards	—	26,547,286	—	30,996,404
Weighted average shares of common stock—diluted	631,440,015	642,404,517	635,263,670	639,069,491
Net (loss) income per share:
Basic	$(0.00)	$0.00	$(0.01)	$0.04
Diluted	$(0.00)	$0.00	$(0.01)	$0.03

Approximately 26,385,228 and 344,640 common stock equivalent shares were excluded from the computation of diluted per share amounts for the three months ended September 30, 2025 and 2024, respectively, because their effect was anti-dilutive.

Approximately 28,796,872 and 57,487 common stock equivalent shares were excluded from the computation of diluted per share amounts for the nine months ended September 30, 2025 and 2024, respectively, because their effect was anti-dilutive.

As part of the Business Combination, 8,625,000 shares issued and held by Dragoneer (the "Sponsor Vesting Shares") became non-transferable and subject to forfeiture on the tenth anniversary of the closing of the Business Combination if neither of the defined triggering events has occurred. The Sponsor Vesting Shares are issued and outstanding during the three and nine months ended September 30, 2025 and 2024 and excluded from the weighted average number of shares of common stock outstanding until the vesting requirement is met and the restriction is removed.

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

The CODM uses net (loss) income to evaluate (loss) income generated from operations in deciding whether to reinvest profits into the Domestic Segment or use for acquisitions, to pay dividends or repurchase outstanding shares of common stock. The CODM reviews financial information, including significant expenses, of the Domestic Segment on an adjusted basis, excluding certain items that may not be indicative of the Company’s recurring core business operations. This financial information reviewed by the CODM is accompanied by information about revenue by type of service and geographic region, for purposes of allocating resources and evaluating financial performance.

The Company’s financial information and performance measures used by the CODM do not include a metric or measure including segment assets and thus, no asset information is provided to the CODM for the purpose of making strategic decisions or allocating resources.

The following table presents the Company’s financial information about reported segment revenue, significant segment expenses, and the Company’s reconciliation of segment profit (loss) to consolidated net (loss) income (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Revenue—Domestic Segment	$265,402	$236,761	$774,028	$693,322
Revenue—Other (1)	1,718	1,720	5,108	5,014
Total Revenue	267,120	238,481	779,136	698,336

Segment Expenses:
Data licenses and royalties—adjusted (2)	11,180	10,866	32,722	32,725
Customer services—adjusted (3)	29,034	25,455	83,368	73,518
Products and technology—adjusted (4)	76,546	67,437	221,982	194,325
Revenue enablement—adjusted (5)	36,171	30,448	103,906	91,831
General corporate and administrative—adjusted (6)	21,449	19,681	61,315	53,936
Other segment items (7)	22,379	25,372	117,398	94,497
Amortization expense	22,880	18,113	68,640	62,654
Depreciation expense	16,980	10,366	44,307	29,472
Interest expense	18,103	16,379	52,866	49,434
Interest income	(1,065)	(3,343)	(4,233)	(8,435)
Significant non-cash items (8)	60	4,641	8,441	(9,603)
Income tax provision (benefit)	15,373	8,933	(5,143)	9,002
Total segment expenses	269,091	234,349	785,568	673,356
Net (loss) income including non-controlling interest	$(1,971)	$4,132	$(6,432)	$24,980

1 Represents revenue from our China segment that does not meet the quantitative thresholds for determining reportable segments.

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

8 Significant non-cash items include changes in fair value of derivative instruments and changes in fair value of warrant liabilities.

Revenues by geographic area, presented based upon the location of the customer are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
United States	$265,402	$236,761	$774,028	$693,322
China	1,718	1,720	5,108	5,014
Total revenues	$267,120	$238,481	$779,136	$698,336

Software, equipment and property—Net by geographic area are as follows (in thousands):

	September 30,	December 31,
	2025	2024
United States	$167,799	$171,864
China	161	215
Total software, equipment and property—Net	$167,960	$172,079

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

	Quarter Ending	2025	2024
Software NDR	March 31	107%	107%
	June 30	107%	107%
	September 30	105%	106%
	December 31		105%

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

	Quarter Ending	2025	2024
Software GDR	March 31	99%	99%
	June 30	99%	99%
	September 30	99%	99%
	December 31		99%

Results of Operations

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024

	Three Months Ended September 30,
(dollar amounts in thousands, except share and per share data)	2025	2024	$	%

Revenues	$267,120	$238,481	$28,639	12.0%
Cost of revenues, exclusive of amortization of acquired technologies	69,779	54,890	14,889	27.1%
Amortization of acquired technologies	4,368	171	4,197	2454.4%
Cost of revenues(1)	74,147	55,061	19,086	34.7%
Gross profit	192,973	183,420	9,553	5.2%
Operating expenses:
Research and development(1)	52,947	49,525	3,422	6.9%
Selling and marketing(1)	44,208	34,347	9,861	28.7%
General and administrative(1)	47,332	52,918	(5,586)	-10.6%
Amortization of intangible assets	18,512	17,942	570	3.2%
Total operating expenses	162,999	154,732	8,267	5.3%
Operating income	29,974	28,688	1,286	4.5%
Other (expense) income:
Interest expense	(18,103)	(16,379)	(1,724)	-10.5%
Interest income	1,065	3,343	(2,278)	-68.1%
Other income (expense) —Net	466	(2,587)	3,053	NM
Total other expense	(16,572)	(15,623)	(949)	-6.1%
Pretax income	13,402	13,065	337	2.6%
Income tax provision	(15,373)	(8,933)	(6,440)	-72.1%
Net (loss) income including non-controlling interest	(1,971)	4,132	(6,103)	NM
Less: accretion of redeemable non-controlling interest	—	(1,320)	1,320	100.0%
Net (loss) income attributable to CCC Intelligent Solutions Holdings Inc. common stockholders	$(1,971)	$2,812	$(4,783)	NM
Net (loss) income per share attributable to common stockholders:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	0.00

Weighted-average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	631,440,015	615,857,231
Diluted	631,440,015	642,404,517
NM—Not Meaningful

(1) Includes stock-based compensation expense as follows (in thousands):
	Three Months Ended September 30,
	2025	2024
Cost of revenues	$2,124	$2,297
Research and development	13,734	12,164
Sales and marketing	10,918	6,637
General and administrative	12,417	21,027
Total stock-based compensation expense	$39,193	$42,125

Revenues

Revenues increased by $28.6 million to $267.1 million, or 12.0%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The Company's software subscription revenues accounted for $256.7 million and $229.4 million, or 96% of total revenue, during the three months ended September 30, 2025 and 2024.

The increase in revenue was primarily a result of 5% growth from existing customer upgrades and expanding solution offerings to these existing customers, 4% growth from the acquisition of EvolutionIQ, and 3% growth from new customers.

Cost of Revenues

Cost of revenues increased by $19.1 million to $74.1 million, or 34.7%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Cost of Revenues, exclusive of amortization of acquired technologies

Cost of revenues, exclusive of amortization of acquired technologies, increased by $14.9 million to $69.8 million, or 27.1%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily due to a $6.7 million increase in depreciation expense related to additional investments in new and enhanced customer solutions and platform development, and accelerated depreciation due to the discontinuance of an add-on solution. The overall increase was also driven by a $3.8 million increase in information technology ("IT") related costs, a portion of which is related to the EvolutionIQ acquisition, a $2.7 million increase in third party fees and direct costs associated with our revenue growth, and $1.7 million increase in personnel and resource related costs.

Amortization of Acquired Technologies

Amortization of acquired technologies increased $4.2 million to $4.4 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was due to the amortization of new acquired technology recognized as part of the acquisition of EvolutionIQ in January 2025.

Gross Profit

Gross profit increased by $9.6 million to $193.0 million, or 5.2%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Our gross profit margin was 72.2% for the three months ended September 30, 2025, compared to 76.9% for the three months ended September 30, 2024. The increase in gross profit was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements, including the impacts from the acquisition of EvolutionIQ in January 2025, partially offset by higher cost of revenue.

Research and Development

Research and development expense increased by $3.4 million to $52.9 million, or 6.9%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily due to a $11.7 million increase in personnel and resource related costs, including a $1.6 million increase in stock-based compensation, primarily due to the acquisition of EvolutionIQ in January 2025, partially offset by a $5.6 million decrease in information technology ("IT") related costs, and $2.5 million increase in the amount of capitalized time on platform and customer solution enhancements.

Selling and Marketing

Selling and marketing expense increased by $9.9 million to $44.2 million, or 28.7%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was due to an $7.4 million increase in personnel-related costs, including a $4.3 million increase in stock-based compensation, primarily due to the acquisition of EvolutionIQ in January 2025, and a $2.1 million increase in professional service costs.

General and Administrative

General and administrative expense decreased by $5.6 million to $47.3 million, or 10.6%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease was primarily due to a $8.6 million decrease in stock-based compensation, and a $1.7 decrease in professional service costs, partially offset by a $1.9 million increase in personnel-related costs and a $1.2 million increase in other business taxes.

Amortization of Intangible Assets

Amortization of intangible assets was $18.5 million and $17.9 million for the three months ended September 30, 2025 and 2024, respectively. The increase in amortization of intangible assets was due to the intangible assets recognized as part of the acquisition of EvolutionIQ in January 2025.

Interest Expense

Interest expense increased by $1.7 million to $18.1 million, or 10.5%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was due to the additional interest incurred on the Promissory Note payable by CCC Cayman and its subsidiaries to a minority investor and the interest incurred on an additional $225.0 million term loan as part of the third amendment to the 2021 Credit Agreement, entered into in January 2025, partially offset by lower variable interest rates during the three months ended September 30, 2025.

Interest Income

Interest income decreased by $2.3 million to $1.1 million, or 68.1%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, mainly due to lower average balances on interest earning deposits and money market funds during the three months ended September 30, 2025.

Change in Fair Value of Warrant Liabilities

Due to the redemption of all outstanding warrants in May 2024, the Company did not recognize any income or expense as a change in fair value of warrant liabilities during the three months ended September 30, 2025 and three months ended September 30, 2024.

Other Income (Expense)—Net

We recognized other income (expense)—Net of $0.5 million for the three months ended September 30, 2025 compared to other expense—Net of $2.6 million for the three months ended September 30, 2024. The change during the three months ended September 30, 2025 was primarily due to the change in fair value and decrease in income of derivative instruments, driven by the change in forward curve and secured overnight financing rate ("SOFR").

Income Tax Provision

The Company recognized an income tax provision of $15.4 million and $8.9 million for the three months ended September 30, 2025 and 2024, respectively. The income tax provision during the three months ended September 30, 2025 was primarily due to the Company's year-to-date pre-tax book income, as well as the tax impact related to stock-based compensation expense, partially offset by the tax impact related to estimated research and development credits.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024

	Nine Months Ended September 30,
(dollar amounts in thousands, except share and per share data)	2025	2024	$	%
Revenue	$779,136	$698,336	$80,800	11.6%
Cost of revenue, exclusive of amortization of acquired technologies	194,050	160,929	33,121	20.6%
Amortization of acquired technologies	13,105	8,828	4,277	48.4%
Cost of revenues(1)	207,155	169,757	37,398	22.0%
Gross profit	571,981	528,579	43,402	8.2%
Operating expenses:
Research and development(1)	174,639	148,255	26,384	17.8%
Selling and marketing(1)	135,980	106,254	29,726	28.0%
General and administrative(1)	162,080	161,247	833	0.5%
Amortization of intangible assets	55,536	53,826	1,710	3.2%
Total operating expenses	528,235	469,582	58,653	12.5%
Operating income	43,746	58,997	(15,251)	-25.9%
Other (expense) income:
Interest expense	(52,866)	(49,434)	(3,432)	-6.9%
Interest income	4,233	8,435	(4,202)	-49.8%
Change in fair value of warrant liabilities	—	14,378	(14,378)	-100.0%
Other (expense) income—Net	(6,688)	1,606	(8,294)	NM
Total other expense	(55,321)	(25,015)	(30,306)	-121.2%
Pretax (loss) income	(11,575)	33,982	(45,557)	NM
Income tax benefit (provision)	5,143	(9,002)	14,145	NM
Net (loss) income including non-controlling interest	(6,432)	24,980	(31,412)	NM
Less: accretion of redeemable non-controlling interest	(1,276)	(3,683)	2,407	65.4%
Net (loss) income attributable to CCC Intelligent Solutions Holdings Inc. Common Stockholders	$(7,708)	$21,297	$(29,005)	NM
Net (loss) income per share attributable to common stockholders:
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.03
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	635,263,670	608,073,087
Diluted	635,263,670	639,069,491

(1) Includes stock-based compensation expense as follows (in thousands):
	Nine Months Ended September 30,
	2025	2024
Cost of revenues	$8,919	$7,051
Research and development	45,870	34,750
Sales and marketing	36,568	19,150
General and administrative	54,859	66,270
Total stock-based compensation expense	$146,216	$127,221

Revenues

Revenues increased by $80.8 million to $779.1 million, or 11.6%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The Company's software subscription revenues accounted for $749.8 million and $670.3 million, or 96% of total revenue during the nine months ended September 30, 2025 and 2024.

The increase in revenue was primarily a result of 5% growth from existing customer upgrades and expanding solution offerings to these existing customers, 4% growth from the acquisition of EvolutionIQ, and 3% growth from new customers.

Cost of Revenues

Cost of revenues increased by $37.4 million to $207.2 million, or 22.0%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Cost of Revenues, exclusive of amortization of acquired technologies

Cost of revenues, exclusive of amortization of acquired technologies, increased by $33.1 million to $194.1 million, or 20.6%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to a $14.6 million increase in depreciation expense related to additional investments in new and enhanced customer solutions and platform development, and accelerated depreciation due to the discontinuance of an add-on solution. The overall increase was also driven by a $7.4 million increase in personnel-related costs, including a $1.9 million increase in stock-based compensation partially due to the acquisition of EvolutionIQ in January 2025, a $6.0 million increase in third party fees and direct costs associated with our revenue growth, and a $5.9 million increase in IT related costs.

Amortization of Acquired Technologies

Amortization of acquired technologies was $13.1 million for the nine months ended September 30, 2025 and 2024. The amortization recognized on acquired technologies as part of the acquisition of EvolutionIQ in January 2025 was offset by certain acquired technology intangible assets reaching the end of their useful life in April 2024.

Gross Profit

Gross profit increased by $43.4 million to $572.0 million, or 8.2%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Our gross profit margin was 73.4% for the nine months ended September 30, 2025, compared to 75.7% for the nine months ended September 30, 2024. The increase in gross profit was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements, including the impacts from the acquisition of EvolutionIQ in January 2025, partially offset by higher cost of revenue.

Research and Development

Research and development expense increased by $26.4 million to $174.6 million, or 17.8%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily due to a $38.4 million increase in personnel and resource related costs, including a $11.1 million increase in stock-based compensation, primarily due to the acquisition of EvolutionIQ in January 2025, partially offset by a $8.2 million decrease in IT related costs, a $3.0 million increase in the amount of capitalized time on platform and customer solution enhancements, and $0.7 million decrease in professional service costs.

Selling and Marketing

Selling and marketing expense increased by $29.7 million to $136.0 million, or 28.0%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily due to a $25.9 million increase in personnel-related costs, including a $17.4 million increase in stock-based compensation, primarily due to the acquisition of EvolutionIQ in January 2025, and a $2.4 million increase in professional service costs.

General and Administrative

General and administrative expense increased by $0.8 million to $162.1 million, or 0.5%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily due to a $5.7 million increase in professional service costs, mainly due to the acquisition of EvolutionIQ in January 2025, a $1.0 million increase in other business taxes, and a $1.0 million increase in IT related costs, partially offset by a $7.0 million decrease in personal-related costs, including a $11.4 million decrease in stock-based compensation.

Amortization of Intangible Assets

Amortization of intangible assets was $55.5 million and $53.8 million for the nine months ended September 30, 2025 and 2024, respectively.

Interest Expense

Interest expense increased by $3.4 million to $52.9 million, or 6.9%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was due to the additional interest incurred on the Promissory Note payable by CCC Cayman and its subsidiaries to a minority investor and the interest incurred on an additional $225.0 million term loan as part of the third amendment to the 2021 Credit Agreement, entered into in January 2025, partially offset by lower variable interest rates during the nine months ended September 30, 2025.

Interest Income

Interest income decreased by $4.2 million to $4.2 million, or 49.8%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to lower average balances on interest earning deposits and money market funds during the nine months ended September 30, 2025.

Change in Fair Value of Warrant Liabilities

Due to the redemption of all outstanding warrants in May 2024, the Company did not recognize any income or expense as a change in fair value of warrant liabilities during the nine months ended September 30, 2025. We recognized income of $14.4 million for the nine months ended September 30, 2024. The change in fair value of warrant liabilities during the nine months ended September 30, 2024 was primarily due to changes in the price of the Company's common stock during the reporting period.

Other (Expense) Income—Net

We recognized other expense of $6.7 million for the nine months ended September 30, 2025 compared to other income $1.6 million for the nine months ended September 30, 2024. The change during the nine months ended September 30, 2025 was primarily due to the change in fair value and decrease in income of derivative instruments, driven by the change in forward curve and SOFR.

Income Tax Benefit (Provision)

The Company recognized an income tax benefit of $5.1 million and an income tax provision of $9.0 million for the nine months ended September 30, 2025 and 2024, respectively. The income tax benefit during the nine months ended September 30, 2025 was primarily due to Company's pre-tax book loss, as well as the tax rate impact of non-deductible stock-based compensation expense.

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

The following table reconciles Gross Profit to Adjusted Gross Profit for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except percentages)	2025	2024	2025	2024
Gross Profit	$192,973	$183,420	$571,981	$528,579
Amortization of acquired technologies	4,368	171	13,105	8,828
Stock-based compensation and related employer payroll tax	2,156	2,337	9,395	7,617
Adjusted Gross Profit	$199,497	$185,928	$594,481	$545,024
Gross Profit Margin	72%	77%	73%	76%
Adjusted Gross Profit Margin	75%	78%	76%	78%

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

The following table reconciles operating expenses to Adjusted Operating Expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2025	2024	2025	2024
Operating expenses	$162,999	$154,732	$528,235	$469,582
Amortization of intangible assets	(18,512)	(17,942)	(55,536)	(53,826)
Stock-based compensation expense and related employer payroll tax	(37,623)	(40,306)	(142,562)	(125,827)
M&A and integration costs	(234)	—	(8,200)	(477)
Equity transaction costs, including secondary offerings	(177)	(137)	(629)	(1,876)
Litigation (costs) proceeds, net	—	(1,614)	3,665	(3,813)
Debt refinancing costs	—	—	(3,119)	—
Adjusted Operating Expenses	$106,453	$94,733	$321,854	$283,763

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

The following table reconciles operating income to Adjusted Operating Income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2025	2024	2025	2024
Operating income	$29,974	$28,688	$43,746	$58,997
Amortization of intangible assets	18,512	17,942	55,536	53,826
Amortization of acquired technologies—Cost of revenue	4,368	171	13,105	8,828
Stock-based compensation expense and related employer payroll tax	39,779	42,643	151,957	133,444
M&A and integration costs	234	—	8,200	477
Equity transaction costs, including secondary offerings	177	137	629	1,876
Litigation costs (proceeds), net	—	1,614	(3,665)	3,813
Debt refinancing costs	—	—	3,119	—
Adjusted Operating Income	$93,044	$91,195	$272,627	$261,261

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

The following table reconciles net (loss) income to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2025	2024	2025	2024
Net (loss) income	$(1,971)	$4,132	$(6,432)	$24,980
Interest expense	18,103	16,379	52,866	49,434
Interest income	(1,065)	(3,343)	(4,233)	(8,435)
Income tax provision (benefit)	15,373	8,933	(5,143)	9,002
Amortization of intangible assets	18,512	17,942	55,536	53,826
Amortization of acquired technologies—Cost of revenue	4,368	171	13,105	8,828
Depreciation and amortization of software, equipment and property	2,180	2,291	6,675	6,455
Depreciation and amortization of software, equipment and property—Cost of revenue	14,823	8,069	37,701	23,065
Stock-based compensation expense and related employer payroll tax	39,779	42,643	151,957	133,444
M&A and integration costs	234	—	8,200	477
Equity transaction costs, including secondary offerings	177	137	629	1,876
Litigation costs (proceeds), net	—	1,614	(3,665)	3,813
Debt refinancing costs	—	—	3,119	—
Change in fair value of derivative instruments	60	4,641	8,441	4,775
Income from derivative instruments	(453)	(2,055)	(1,442)	(6,094)
Change in fair value of warrant liabilities	—	—	—	(14,378)
Adjusted EBITDA	$110,120	$101,554	$317,314	$291,068
Adjusted EBITDA Margin	41%	43%	41%	42%

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

The following table reconciles net (loss) income to Adjusted Net Income and Adjusted Earnings Per Share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2025	2024	2025	2024
Net (loss) income	$(1,971)	$4,132	$(6,432)	$24,980
Amortization of intangible assets	18,512	17,942	55,536	53,826
Amortization of acquired technologies—Cost of revenue	4,368	171	13,105	8,828
Stock-based compensation expense and related employer payroll tax	39,779	42,643	151,957	133,444
M&A and integration costs	234	—	8,200	477
Equity transaction costs, including secondary offerings	177	137	629	1,876
Litigation costs (proceeds), net	—	1,614	(3,665)	3,813
Debt refinancing costs	—	—	3,119	—
Change in fair value of derivative instruments	60	4,641	8,441	4,775
Change in fair value of warrant liabilities	—	—	—	(14,378)
Tax effect of adjustments	(1,730)	(8,700)	(58,124)	(44,084)
Adjusted Net Income	$59,429	$62,580	$172,766	$173,557
Adjusted Net Income Per Share attributable to common stockholders:
Basic	$0.09	$0.10	$0.27	$0.29
Diluted	$0.09	$0.10	$0.26	$0.27
Weighted average shares outstanding:
Basic	631,440,015	615,857,231	635,263,670	608,073,087
Diluted	657,825,243	642,404,517	664,060,542	639,069,491

Free Cash Flow

We believe that Free Cash Flow, as defined below, provides meaningful supplemental information regarding our ability to generate cash and fund our operations and capital expenditures. Free Cash Flow is defined as net cash provided by operating activities less cash used for the purchases of software, equipment, and property.

The following table reconciles net cash provided by operating activities to Free Cash Flow for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2025	2024	2025	2024
Net cash provided by operating activities	$94,767	$63,232	$196,315	$170,241
Purchases of software, equipment, and property	(16,135)	(13,849)	(46,684)	(45,073)
Free Cash Flow	$78,632	$49,383	$149,631	$125,168

Liquidity and Capital Resources

We have financed our operations with cash flows from operations. The Company generated $196.3 million of cash flows from operating activities during the nine months ended September 30, 2025. As of September 30, 2025, the Company had cash and cash equivalents of $97.1 million, a working capital surplus of $112.6 million and an accumulated deficit totaling $1,319.1 million. As of September 30, 2025, the Company had $993.5 million aggregate principal outstanding on its term loan.

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

As of September 30, 2025 and December 31, 2024, the amount outstanding on the Term Loan was $993.5 million and $776.0 million, respectively. As of September 30, 2025 and December 31, 2024, $10.0 million and $8.0 million, respectively, was classified as current in the accompanying condensed consolidated balance sheets.

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

At the time of entering into the 2021 Credit Agreement, the Company incurred $3.1 million in financing costs related to the 2021 Revolving Credit Facility. The Company incurred $0.7 million in financing costs related to the Second Amendment. These costs were recorded to a deferred financing fees asset account and are being amortized to interest expense over the term of the 2021 Revolving Credit Facility. As of September 30, 2025 and December 31, 2024, the deferred financing fees asset balance was $1.5 million and $1.7 million, respectively.

A quarterly commitment fee of up to 0.50% is payable on the unused portion of the 2021 Revolving Credit Facility.

During the three months ended September 30, 2025 and 2024, the weighted-average interest rate on the outstanding borrowings under the Term Loan was 6.4% and 7.8%, respectively.

During the nine months ended September 30, 2025 and 2024, the weighted-average interest rate on the outstanding borrowings under the Term Loan was 6.3% and 7.8%, respectively.

As of September 30, 2025 and December 31, 2024, the Company has outstanding standby letters of credit for $1.1 million and $0.7 million, respectively, which reduce the amount available to be borrowed under the 2021 Revolving Credit Facility. As of September 30, 2025 and December 31, 2024, $248.9 million and $249.3 million, respectively, was available to be borrowed.

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments of the Company, the leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of September 30, 2025 or December 31, 2024.

Interest Rate Swaps—In February 2025, the Company entered into three interest rate swap agreements (the "Swaps") to reduce its exposure to variability from future cash flows resulting from interest rate risk related to its floating rate long-term debt. Pursuant to the terms of the Swaps, beginning on July 31, 2025, the Company will pay an average fixed interest rate of 3.94% on an aggregate notional amount corresponding to borrowings of $750.0 million in exchange for receipts on the same notional amount at a floating interest rate based on the applicable SOFR at the time of payment. The Swaps expire on July 31, 2027.

Cash Flows

The following table provides a summary of cash flow data for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(dollar amounts in thousands)	2025	2024
Net cash provided by operating activities	$196,315	$170,241
Net cash used in investing activities	(457,096)	(45,073)
Net cash provided by (used in) financing activities	(41,173)	(34,438)
Net effect of exchange rate change	112	1
Change in cash and cash equivalents	$(301,842)	$90,731

Net cash provided by operating activities was $196.3 million for the nine months ended September 30, 2025. Net cash provided by operating activities consists of net income of $6.4 million, adjusted for $269.5 million of non-cash items, ($60.6) million for changes in working capital and ($6.1) million for the effect of changes in other operating assets and liabilities. Significant non-cash adjustments include stock-based compensation expense of $146.2 million, depreciation and amortization of $113.0 million and a change in fair value of derivative instruments of $8.4 million, partially offset by deferred income taxes of $1.2 million. The change in working capital was primarily the result of a change in income taxes of $30.7 million due to timing of payments, an increase in accounts receivable of $33.7 million, and a decrease in accrued expenses of $6.7 million due to employee incentive plan payments, partially offset by an increase in deferred revenue of $10.1 million.

Net cash used in investing activities was $457.1 million for the nine months ended September 30, 2025. Net cash used in investing activities was due to $410.4 million used for the acquisition of EvolutionIQ and $46.7 million of capitalized internally developed software projects and purchases of software, equipment, and property.

Net cash used by financing activities was $41.2 million for the nine months ended September 30, 2025. Net cash used by financing activities was primarily due to $212.5 million for a repurchase of common stock, $48.3 million of payments for employee tax liabilities related to the net share settlement of employee equity awards, $6.6 million of payments for fees associated with a debt modification and $7.5 million of principal payments of long-term debt, partially offset by $225.0 million of an incremental term loan used for the acquisition of EvolutionIQ, $5.0 million of proceeds from the issuance of stock under the employee stock purchase plan, and $3.6 million of proceeds from stock option exercises.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Other than the integration of EvolutionIQ, there were no changes in our internal control over financial reporting during the three months ended September 30, 2025 identified in management’s evaluation pursuant to in Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below summarizes the Company's purchases of its common stock during the three months ended September 30, 2025.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Purchase Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2025	—	—	—	$127.7 million
August 2025	—	—	—	$127.7 million
September 2025	4,779,310	$9.393	4,779,310	$82.8 million
Total	4,779,310	$9.393	4,779,310	$82.8 million

1 In December 2024, the Company's board of directors authorized the repurchase of up to $300.0 million of the Company's outstanding shares of common stock. The program has no expiration date.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, each of Brian Herb, Chief Financial and Administrative Officer of the Company, and Rodney Christo, Chief Accounting Officer of the Company, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). The 10b5-1 trading arrangement was adopted by Mr. Herb September 18, 2025 and provides for the sale of up to 89,695 shares of common stock of the Company in the period commencing on December 22, 2025 and ending on the earlier of February 27, 2026 or the execution of all trades contemplated by the plan. The 10b5-1 trading arrangement was adopted by Mr. Christo on August 18, 2025 and provides for the sale of up to 218,557 shares of common stock of the Company in the period commencing on November 17, 2025 and ending on the earlier of August 3, 2026 or the execution of all trades contemplated by the plan. The number of shares to be sold under Mr. Herb’s plan includes the sale of shares to be distributed to Mr. Herb upon the vesting of time-based RSUs and that are subject to the Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) entered into by Mr. Herb on December 20, 2024 and previously disclosed by the Company (the “Prior Herb Plan”); the actual number of shares to be sold under Mr. Herb's plan will depend on the number of shares withheld to satisfy tax obligations upon the vesting of the applicable awards and on the number of shares sold under the Prior Herb Plan. Mr. Christo’s plan includes the sale of shares to be distributed to Mr. Christo upon the vesting of performance-based RSUs and assumes the vesting of the maximum number of shares under such awards; the actual number of shares to be sold under Mr. Christo's plan will depend on the achievement of the applicable performance conditions under the performance-based RSUs and the number of shares withheld to satisfy tax obligations upon the vesting of the applicable awards.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

__________

* Filed herewith

** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: October 30, 2025	CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

	By:	/s/ Githesh Ramamurthy
	Name:	Githesh Ramamurthy
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated: October 30, 2025

	By:	/s/ Brian Herb
	Name:	Brian Herb
	Title:	Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)