Form 10-K
period 2025-12-31
CCC Intelligent Solutions Holdings Inc.
filed 2026-02-24
CIK 1818201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

e

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-39447

CCC Intelligent Solutions Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-1546280 (IRS Employer Identification No.)

167 N. Green Street, 9th Floor Chicago, IL (Address of principal executive offices)	60607 (Zip Code)

(800) 621-8070

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	CCC	The Nasdaq Stock Market LLC

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

The aggregate market value of the common shares of CCC Intelligent Solutions Holdings Inc. held by non-affiliates as of June 30, 2025, was approximately

$5,261 million.

As of February 17, 2026, 607,126,060 shares of common stock, $0.0001 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Our definitive proxy statement relating to our 2025 annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2025 and is incorporated by reference in Part III to the extent described therein.

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
•
the execution of our growth strategy;
•
the impact of factors outside of our control including public health outbreaks, natural catastrophes, war and terrorism;
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

PART I

Item 1. Business.

Founded in 1980, CCC is a leading Software-as-a-Service (“SaaS”) and AI platform provider for the multi-trillion-dollar insurance economy powering operations for insurers, repairers, automakers, part suppliers, and more. CCC cloud technology connects more than 35,000 businesses digitizing mission-critical workflows, commerce, and customer experiences. A trusted leader in AI, customer experience, network and workflow management, CCC delivers technology that turns crucial moments into intelligent experiences, with the goal of shaping a world where life just works.

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

We believe we have become a leading insurance and repair SaaS and AI provider in the U.S. by increasing the depth and breadth of our SaaS offerings over many years. Our insurance solutions help insurance carriers manage mission-critical workflows across the claims lifecycle, while building intelligent experiences for their customers. Our software integrates seamlessly with both legacy and modern systems and enables insurers to rapidly innovate on our platform. Our repair solutions help collision repair facilities achieve better performance throughout the collision repair cycle by digitizing processes to drive business growth, streamline operations, and improve repair quality. We have more than 300 insurers on our network, connecting with more than 30,500 repair facilities through our multi-tenant cloud platform. We believe our software is the architectural backbone of insurance DRP systems and is a primary driver of material revenue for our collision repair shop customers and a source of material efficiencies for our insurance carrier customers.

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

We have processed more than $2 trillion of historical data across our network, allowing us to build proprietary data assets that leverage insurance claims, vehicle repair, automotive parts and other vehicle-specific information. We believe we are uniquely positioned to provide data-driven insights, analytics, and AI-enhanced workflows that strengthen our solutions and improve business outcomes for our customers. Our AI solutions streamline existing insurance and repair processes including vehicle damage detection, claim triage, claim handling, repair estimating, intelligent claim review, and claim subrogation. We deliver real-world AI with more than 125 U.S. insurers and more than 15,000 U.S. collision repairers actively using AI-powered solutions in production environments.

One of the primary obstacles facing the insurance economy is increasing complexity which is driven by technological advancements, supply-chain disruption, social inflation, medical inflation, and Internet-of-Things (“IOT”) data. We believe digitization plays a critical role in managing this growing complexity while meeting consumer expectations. Our technology investments are focused on digitizing complex processes and interactions across our ecosystem, and we believe we are well positioned to power the insurance economy of the future with our data, network, and platform.

While our position in the insurance economy is grounded in the automotive insurance sector, the largest Property & Casualty (“P&C”) insurance sector in the U.S. representing nearly half of P&C Direct Written Premiums (“DWP”), we believe our integrations and cloud platform are capable of driving innovation across the broader insurance economy. Our customers are increasingly looking for CCC to expand its solutions to other parts of their business where they can benefit from our technology, service, and partnership. In response, we are investing in new solutions that we believe will enable us to digitize the entire automotive claims lifecycle, and over time expand into adjacencies including other insurance lines. For example, CCC’s acquisition of EvolutionIQ Inc. (“EvolutionIQ”) in January 2025 added claims solutions in disability and workers’ compensation insurance lines to CCC's solution suite.

We have strong customer relationships in the end-markets we serve, and these relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. We have customer agreements with more than 300 insurers (including carriers, self-insurers and other entities processing insurance claims), including 27 of the top 30 automotive insurance carriers, and 9 of the top 15 disability insurance carriers in the U.S., based on DWP, and hundreds of regional carriers. We have more than 35,000 total customers, including more than 30,500 automotive collision repair facilities (including repairers, and other entities that estimate damaged vehicles), more than 6,000 parts and diagnostics suppliers, 14 of the top 15 automotive manufacturers, based on vehicles in operation, and numerous other companies that participate in the insurance economy.

Insurance Economy

Insurance is one of the largest global industries. The U.S. P&C insurance industry alone serviced over $1 trillion in DWP in 2024. Insurance is a necessity for the majority of businesses and consumers, and, as a result, the insurance industry has seen steady long-term growth.

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

In the automotive insurance sector, which represents nearly half of the U.S. P&C insurance industry, processing a single event, such as a claim, can require hundreds of micro-transactions across the insurance economy, involving consumers, lenders, collision repair facilities, automotive manufacturers, dealers, parts suppliers, medical providers, vehicle tow providers, vehicle auctions, and others. These transactions depend on extensive hyper-local decisions and data, creating a level of complexity that can increase processing costs as well as the potential for fraud and other forms of claims leakage. For automotive claims, the end result is over one billion days of cumulative claims cycle time (loss date to claim completion date) in the U.S. each year. For our insurance partners, cycle time is costly, which is one reason why, as of 2025, CCC’s platform is relied upon by 27 of the top 30 auto insurers in the U.S. based on DWP to digitize complexity and improve business outcomes.

The complexity seen in one auto claim grows exponentially more difficult to manage at scale, and complexity is continuing to increase across the insurance economy. In the automotive sector, this is due to several converging factors including, without limitation:

•
Vehicle parts proliferation: The average number of parts per vehicle repair have increased more than 50% since 2013
•
Vehicle technology: On average, vehicles sold globally in 2025 contained approximately 90 gigabytes of Random Access Memory (“RAM”) plus NAND each
•
Advanced Driver Assistance Systems (“ADAS”), diagnostics, and calibration: Repairable vehicle claims with a calibration have grown from less than 1% in 2017 to more than 25% in Q3 2025
•
Vehicle damage severity from collisions: Since 2019, the cost to repair vehicles damaged in automotive claims has increased 48%
•
Social inflation: Social inflation describes insurance claims cost increases that exceed inflation due to social, legal, and economic factors that increase the liability of insurers. Social inflation increased liability claims in the U.S. by 57% in the past decade, primarily due to a rising number of large court verdicts
•
Auto injury payouts: The average bodily injury claims dollars paid related to auto accidents have increased 115% since 2015.

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

In addition, insurers face increasing complexity and cost pressure in managing bodily injury-related claims, impacting Auto Casualty, Workers’ Compensation, and Disability lines of business most heavily. These claims are inherently more complex, longer in duration, and more sensitive to social, medical, and legal trends, often requiring coordination among insurers, medical providers, employers, attorneys, and regulatory bodies. Rising medical costs, increased utilization of diagnostic and treatment services, evolving standards of care, prolonged disability durations, and heightened litigation activity have contributed to higher claim severity and longer settlement timelines. As claim durations extend and costs rise, insurers face greater exposure to claims leakage, fraud, and reserve uncertainty, further underscoring the importance of digitized workflows, data-driven decision support, and coordinated collaboration across the broader insurance economy to manage these claims effectively. We believe our investments in bodily injury claims technology, including EvolutionIQ and CCC Casualty solutions, will help the industry manage these dynamics.

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

CCC’s foundation for innovation is built upon decades of data and extensive network assets. We have deep proprietary data assets and more than $2 trillion of historical data, enabling us to provide insights, analytics, and AI-driven workflows. Our leading network was built company-by-company, and spans the insurance economy, giving us the ability to deploy cross-market solutions and create seamless customer experiences. We believe our data and network assets are highly differentiated and very difficult to replicate.

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

We believe our ability to rapidly innovate and deploy new software solutions and AI via our cloud technology platform, along with our depth of data and leading network, sets us apart from the competition. The key benefits we deliver for our customers include:

•
Multi-tenant public cloud platform enabling flexibility and innovation: CCC’s platform operates in a secure multi-tenant public cloud environment, with over 888,000 registered users and 5.7 billion database transactions processed per day. Our platform enables us to innovate in response to new market trends and customer needs and rapidly deploy new solutions to our more than 35,000 customers. We continuously enhance existing solutions and bring new solutions to market, deploying more than 1,700 software releases in 2025.
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
•
Network access: CCC’s cloud platform is used by more than 35,000 companies, including insurers, repairers, automotive manufacturers, parts suppliers, and others. Integrating to CCC’s platform unlocks real-time cloud connections across our ecosystem, enabling customers to deploy AI and digitize workflows that are otherwise cumbersome and costly. Our network processes more than 600 million interface transactions each year where information is passed from one network participant to another; for example, from an insurer to a repair facility.
•
Proven R&D engine: We invest heavily in R&D efforts and are committed to delivering market-leading technology for the insurance economy. In recent years, our innovation efforts have focused on Cloud and AI technology, and we have released several new solutions incorporating AI to deliver intelligent customer experiences and enable automation. We deploy real-world AI solutions at enterprise scale. Our AI solutions combine our data assets with proprietary frameworks to improve user experiences and workflows, resulting in reduced processing costs and leakage for our customer base. Today, CCC has developed more than 400 AI models, some of which are in use across more than 125 insurers, and more than 15,000 repair facilities.
•
Proprietary data assets: CCC’s platform has processed more than $2 trillion of historical data, enabling us to deliver unique analytics and insights for our customers leveraging our deep proprietary data assets. Our platform allows customers to make optimal decisions by deploying AI and incorporating event-specific factors, local geographic factors, and historical data. Database solutions and corresponding rules engines can be configured and adjusted in real-time based on business needs and market trends.
•
Enterprise scale and support: We process more than $200 billion of transactions annually for our more than 35,000 customers, delivering mission-critical SaaS solutions that our customers can count on. Since January 2021, CCC’s systems have achieved 99.9% uptime on average, giving our customers the confidence to depend on CCC’s performance. We have dedicated implementation and training teams, and have proven success in implementing solutions for leading insurance carriers and thousands of small businesses.

Our Growth Strategy

We intend to extend our position as the leading provider of SaaS and AI solutions for the insurance economy. The key components of our strategy are:

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
•
Expanding the breadth of our solutions: Our long-term focus is to digitize all insurance economy workflows, targeting processing costs and leakage. In 2025, our R&D spend was 22% of revenue; however, including the impact of capitalized time related to internal use software, our total spend was 27% of revenue on R&D with a primary focus on technology leadership and continuous innovation. In 2025, we launched offerings that expanded the breadth of our solutions including Medhub for insurers, Pay Workflow for automotive collision repairers, OEM Link Network for automotive manufacturers, and EvolutionIQ’s suite of solutions for Disability and Workers’ Compensation insurers.
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
•
Pursuing acquisitions: We have acquired and integrated numerous businesses throughout CCC’s history. In 2022, we acquired Safekeep and integrated their digital subrogation capabilities into CCC’s suite of insurance solutions. In January 2025, we completed the acquisition of EvolutionIQ, the leading AI guidance platform for disability and injury claims management, with claims solutions spanning disability and workers’ compensation lines of business. We intend to continue to pursue targeted acquisition opportunities to accelerate our business strategy and growth through solution, market, or geographic expansion.

Our Solutions

We provide an integrated suite of software applications built on our cloud platform to serve the insurance economy, including insurance, repair, and other end-markets. Our SaaS solutions are sold individually or in packages, depending on the specific solution and end-market.

Auto Physical Damage
Repair Facilities
Casualty
Disability
Work Comp
OEMs
Suppliers
Dealers
Insurance
SaaS solutions that digitize workflows to drive optimal decisions and customer outcomes
Automotive
Complete operating system and network to attract, deliver, and manage quality repairs
AI-enabled
Event-driven architecture
CCC IX Cloud
Enabling Intelligent Experiences
Data | AI | Ecosystem
100% SaaS
35K+ companies
Others (ISVs | Service Providers | Broader Ecosystem)

CCC Insurance Solutions

CCC’s solutions help insurers digitize processes, from customer intake to claim resolution, while building intelligent experiences for their customers. Many of our solutions leverage the power of the CCC network by facilitating ecosystem interactions required to complete insurer processes. All of our insurance solutions are cloud-based SaaS solutions that power critical carrier workflows. Our insurance solutions represent approximately 49% of our 2025 total revenues, with 94% of that representing software revenue and 6% representing other revenue. Our key insurance solutions include:

•
CCC Workflow: Our suite of workflow tools support end-to-end digital P&C insurance workflows, from customer intake to claim resolution. Our solutions enable mobile experiences, modern communications, configurable workflows, and network integrations, all while empowering insurers to seamlessly customize and configure solutions to meet unique business needs. Our solutions support critical claims processes, including claims documentation, photo capture, repair scheduling, and two-way text communications. Our workflow solutions leverage sophisticated rules engines and AI to automate and customize routing, review, and approval processes. For example, CCC Intelligent Reinspection expands the capabilities of workflow review processes by leveraging AI to identify priority claims for repair estimate reinspection, and providing reason codes based on insurer rules. Our network management capability powers insurance DRPs, enabling insurers to seamlessly connect and collaborate with repair facilities and other companies to provide accurate and timely information about a claim flow from the right party at the right time.
•
CCC Estimating: Our insurance automotive repair estimating solution is built on CCC’s proprietary estimating database that has been cultivated for decades to deliver best-in-class repair estimating data and decision making. CCC estimating innovations have enabled virtual inspections using consumer photos, integrated to CCC’s portal. Estimates are further automated by AI that combines machine learning and estimating logic to predict repair requirements, suggest estimate lines, and generate fast baseline estimates. Our CCC Intelligent Estimating solution takes estimate automation to the next level by combining AI, digital workflows, data, and partner connections to automatically initiate and populate detailed estimates within seconds. The outcome is actionable estimates with line-level detail, including parts, labor operations and hours, and taxes. Our estimating solutions accelerate auto physical damage estimation to reduce costs and cycle time for our customers.
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
•
CCC Casualty: Personal injuries resulting from automotive accidents lead to casualty claims, which require insurers to process medical bills and demand packages for first and third-party claims, respectively. Our casualty solutions expedite casualty claims by applying intelligent rules based on insurer-specific parameters to process casualty claims data quickly, including by segmenting payment-ready bills from those that the insurer wants to review. CCC Negotiation Solutions allows carriers to seamlessly refer medical bills through integrated, third-party supported, negotiation services. Negotiation referral results are returned to CCC’s platform where carriers can apply adjustments and finalize casualty claim evaluations. Our tools and services modernize a manual, paper-burdened system with a comprehensive, configurable experience to help insurers make timely, consistent payments across bill types, and provide analytics dashboards to visualize trends and industry benchmarks.
•
Bodily Injury Claims Synthesis: Our bodily injury claims synthesis solution, Medhub, was built to empower adjusters with a real-time understanding of the medical facts that they feel are likely to influence the outcome of the claim. Rather than manually reviewing thousands of pages of structured and unstructured data, adjusters are now equipped with AI-powered insights, timelines, and key medical trends and treatment patterns that go beyond medical summarization. The Medhub solution is available for Disability, Workers’ Compensation, and Auto Casualty lines of business, and is engineered to support the specific nuances of these claims workflows.
•
Disability Claims Guidance: CCC’s acquisition of EvolutionIQ in January of 2025 adds claims guidance solutions for Disability insurance lines. These claims guidance solutions use AI to help claims examiners identify the best next action on every claim at the right time. The technology works by updating all claims data, structured and unstructured, and alerting examiners when a particular case needs attention. The results can include a more efficient allocation of claims resources, an improved claimant experience, faster claim resolutions, and higher Return-To-Work (“RTW”) rates. The claims guidance solutions span the entire disability claims lifecycle from short-term disability through long-term mature claims.
•
Workers’ Compensation Claims Guidance: EvolutionIQ’s claims guidance solutions are also available for Workers’ Compensation insurance lines. Similar to disability claims guidance, these solutions leverage all structured and unstructured data on a claim to guide the adjuster to the best next action that will impact the outcome of the claim. This includes helping adjusters leverage medical case management at the right time, alerting managers when a case needs their review, and empowering adjusters to address RTW barriers proactively.

CCC Repair Solutions

CCC’s solutions help automotive collision repairers achieve better repair facility performance, from lead generation through repair completion and payment. Our platform improves every stage and level of the collision repair cycle, combining key business operations into one solution to drive more business, improve repair quality, simplify operations, and exceed consumer expectations for our collision facility customers. Collision repairers use our platform to connect with the industry’s leading network of partners and suppliers across the insurance and repair ecosystem. Our repair solutions represented approximately 43% of our 2025 total revenues, with nearly 100% of that representing software revenue. Our key repair solutions include:

•
CCC Estimating: Our collision repair estimating solution is built on CCC’s proprietary database that enables repair estimate creation while connecting repairers to real-time parts pricing and availability, Original Equipment Manufacturer (“OEM”) repair procedures, and insurer guidelines. Repairers can capture photos and repair information at the vehicle with CCC Estimating’s mobile application and collaborate on repair estimates digitally with insurance partners. Users have access to our network of insurers and their corresponding requirements, which can accelerate estimate reviews and supplement resolution. Our CCC Build Sheets solution provides collision repairers with detailed vehicle specifications based on the Vehicle Identification Number (“VIN”), helping them write more complete estimates the first time and better understand the parts needed for the repair. Our Mobile Jumpstart enhancement incorporates AI into the repair estimating application to provide repairers with a jump start on estimating by applying machine learning to prepopulate estimates with parts and labor operations based on photos of vehicle damage and individual repair facility configurations. Our estimating solutions help reduce errors and improve cycle time for collision repairers and their partners.
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
•
CCC Repair Quality: We provide advanced solutions to help repairers deliver quality repairs. Our repair procedures provide technicians with data-driven insights to assist them in conducting thorough, consistent repairs, reducing the need for multiple subscriptions and enabling access to current OEM guidelines and processes. Our checklist solutions enable documentation of standard operating procedures and tracking of performance which allows repair facility managers to identify areas for improvement. CCC Diagnostics is a two-part solution that connects repairers to a network of industry leading diagnostic service providers, and enables repairers to properly document and bill diagnostic operations based on repairer-defined rules. The combined solution simplifies service initiation, documentation, and reporting with integrated functionality that creates transparency for insurers to validate completed service events.
•
CCC Business-Office Solutions: CCC repair solutions are expanding to support more of repair facilities' back- and business-office functions, to assist repair facility managers in running their business. For example, CCC Pay Workflow is designed to streamline payroll management for collision repair shops. Pay Workflow integrates pay tracking and allows technicians to view their upcoming paysheet in real time, flag discrepancies, and request adjustments digitally, all within the CCC ONE Mobile app. Managers can review, approve, and track requests through a centralized dashboard, creating consistency, clarity, and transparency across the pay reconciliation process.

CCC Ecosystem and Other Solutions

CCC offers enterprise solutions that support multiple customer segments, along with specific solutions tailored to other segments of the insurance ecosystem, including parts suppliers, automotive manufacturers, and diagnostics service providers. These solutions extend the CCC network and create value for companies connecting to our platform to improve business outcomes. Other ecosystem solutions represent approximately 7% of our 2025 total revenue, with 89% of that representing software revenue and 11% representing other revenue. Some of CCC’s other ecosystem solutions include:

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
•
CCC Automotive Manufacturer Solutions: We offer a range of automotive manufacturer solutions that give access to our network, enable repair quality, and leverage telematics vehicle data to create valuable efficiencies across insurance and repair workflows. CCC OEM Net provides a network management platform to automotive manufacturers including collaboration tools, repair certification capabilities, and reporting dashboards that empower data-driven management of OEM-certified repair shop networks. We enable the integration of up-to-date OEM repair methods and diagnostics trouble codes into our platform to give our network of repair facilities and technicians the tools to execute a proper repair. CCC OEM Link is a newly launched offering designed to support OEM collision certification programs. Participating OEMs will leverage CCC technology and services to support their certified collision repair network, with CCC administering shop audits, billing processes, and communications between the OEMs and certified repairers.

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
•
CCC Payments: Our enterprise payments platform enables electronic payment flows via third-party payment processing partners for companies across the insurance economy. CCC payments functionality is designed to integrate into existing CCC applications, presenting payment information within existing workflows. The solution is initially focused on insurer outbound payments, where it enables payments across lines of business. Recipients of payments only need to enter their payment information once to have it seamlessly deployed across the CCC network, making it easy to activate electronic payments at scale. Our payments platform reduces administrative costs and cycle time while improving customer satisfaction.

CCC International Solutions

CCC provides insurance claims software to some of the largest automotive insurers in China. Our software solutions are tailored for the Chinese market, and include workflow, estimating, audit and analytics solutions. We are assessing other international market expansion opportunities by evaluating partnerships and acquisitions of strategic assets. Our international solutions represent approximately 1% of our 2025 total revenue, with 100% of that representing software revenue.

Our Technology

CCC has been a technology leader in the P&C insurance economy for several decades and has a strong track record of innovation. We were one of the leaders in the transition to cloud services, launching our initial CCC cloud capabilities beginning in 2003. Today, our solutions are powered by our secure multi-tenant public cloud. Our cloud architecture creates several benefits for our customers and partners across the insurance economy, including:

•
Ease of implementation: We are able to implement the majority of our solutions rapidly and cost-effectively, with average customer implementations taking less than three months. Implementations are performed by CCC’s service operations and training teams, and rarely require the support of external consultants. We utilize an Application Programming Interface (“API”) framework to integrate to our customers’ existing systems, enabling CCC’s solutions to perform high-value workflows without disrupting existing business processes.
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
•
Innovation: We invest heavily in R&D and continuously bring new innovative solutions to market. For existing customers with integrations to CCC’s platform, new solutions can be deployed into production environments as soon as configuration and training is complete, enabling our customers to keep up with rapidly changing industry trends and consumer expectations. We continuously update and enhance our software, deploying more than one thousand releases in 2025.
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
•
Availability and Uptime: CCC’s application environment is designed for high availability utilizing redundant databases, servers, network components, and storage, which maximizes availability through a network architecture designed to compartmentalize web, application, and database layers. Since January 2021, CCC system availability has been 99.9%.

Our technology infrastructure offers proven performance at enterprise scale and is designed to support the future needs of our industry as data continues to proliferate. As of year-end 2025, we processed hundreds of terabytes of network traffic and execute billions of database transactions each day. We have invested in hyperscale infrastructure, enabling us to effectively process and store extremely large amounts of information, photos, videos, and driving data. For example, we receive, process, and store nearly 800 million photos each year.

Our application layer delivers solutions to nearly a million registered users. CCC applications power end-to-end customer experiences, digital workflows, AI, and network management capabilities across the markets we serve. Our AI approach is based on automated deep learning and parallel processing of mathematical models. This comprehensive approach to data science allows us to continuously improve the accuracy of existing models and release new models that automate time consuming workloads.

Network integrations across more than 300 insurers, approximately 30,500 repair facilities, the majority of OEMs and thousands of other ecosystem participants unlock the power of the CCC platform. Our network creates tremendous value for our customers, is not easily replicated, and sets us apart from other vertical software companies. We believe that integrating to the insurance economy is the only way to deliver full end-to-end digital workflows across insurance processes. Today we enable hundreds of millions of interface transactions each year.

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

Sales and Marketing

CCC marketing and sales organizations directly engage with decision-makers and industry leaders across the insurance economy to drive software adoption. Our sales teams are structured to address the different needs of our markets. For our small and midsize business sales efforts, CCC employs a geographically dispersed account team structure to facilitate in-person demos and direct sales, along with an inside sales team. For larger insurance and automotive clients, CCC employs both enterprise and regional account team models to lead marketing and sales efforts. Growth product teams provide specialized solution selling in support of our enterprise insurance sales teams, with an emphasis on emerging solutions. Custom analysis, pilot programs, and highly consultative approaches drive customer software expansion and adoption. Our digital marketing provides CCC with a platform to execute highly targeted outreach to tens of thousands of active and prospective clients by customizing communications based on specific client needs or marketplace trends.

As a thought leader across the insurance economy, CCC delivers valued data and perspectives to these industries. As the publisher of Crash Course, a robust industry dataset on Auto Physical Damage and Casualty claims and repair trends, CCC engages clients and prospects with custom content, industry analysis, and unique insights. Quarterly reports and trends data underpin our marketing outreach generating awareness in trade journals, industry presentations, and online publications. CCC collaborates with partners, clients, and thought leaders to market our solutions and expand our network. Clients participate with us in industry roundtables, including CCC-hosted advisory councils across each of the industries we serve. Additionally, CCC hosts an invitation-only Industry Conference annually.

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

We have more than 300 total insurance customers (including carriers, self-insurers and other entities processing insurance claims) in the U.S., including national and regional carriers. In 2025, our national carrier customers included 27 of the top 30 automotive insurers based on DWP, with average customer relationships spanning more than 10 years. Our national carrier customers also represent 24 of the top 30 overall P&C insurers in the U.S based on DWP. Further, EvolutionIQ has 9 of the top 15 disability insurers as customers, adding to our network. We work with hundreds of regional carriers, and across all our insurance customers our average contract is approximately three to five years in duration.

We have approximately 30,500 automotive collision repair customers, including national and regional MSOs, independent repair facilities, and automotive dealers that perform collision repair. We partner with all of the national MSOs across the U.S. Our average repair facility contract is approximately three years in duration, though MSO customers can have longer contract terms.

In addition to insurance and repair, our customers include approximately 6,000 parts and diagnostics suppliers, 14 of the top 15 automotive manufacturers as of 2025, and other companies that participate in the insurance economy. Our software solutions and platform are designed to create value for our customers by boosting efficiency, improving cycle time, increasing innovation potential, and enhancing end-customer experiences.

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
•
Horizontal technology providers: Large horizontal technology providers with broad enterprise platforms and advanced data and AI capabilities may also represent potential competitive threats. These providers maintain deep relationships with many large insurers and may leverage their scale, data, and technology to develop or enable claims-related solutions, either directly or through partners.

•
Other ecosystem software vendors: Other established vendors and startups offer software targeting specific needs for certain segments of the insurance economy, such as collision repair facility software solutions and parts e-commerce platforms.

Competitive factors in our industry will vary across solution and ecosystem segments. The principal competitive factors include software and AI functionality, performance and value delivery, innovation potential, network breadth, implementation and support, and customer preferences. We believe that we compete favorably on the basis of each of these factors.

Intellectual Property

We own or have pending patents and patent applications, which generally apply to our software. As of December 31, 2025, we owned 33 issued U.S. patents, which are scheduled to expire between April 2026 and September 2042, and 13 patent applications pending for examination in the U.S. We do not believe that the expiration of any soon-to-expire patents will have a material impact on our business.

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

Human Capital Management

As of December 31, 2025, we had approximately 2,185 employees and 568 contingent employees. As of December 31, 2025, we had approximately 2,105 employees in the U.S. and 80 employees internationally. None of our employees are represented by a labor union and we have not had any work stoppages.

We offer a flexible work model that balances business requirements and employee preferences. We believe this approach helped us continue to retain our current employees and allows us to remain competitive when hiring future talent. Our highly engaged workforce is a result of employees’ collective demonstration of our values—integrity, customer-focus, innovation, tenacity, and connection—as well as our collaborative and results-oriented culture. Our annual performance management process embeds leadership competencies for all levels. Specifically for our leaders, these competencies are focused on maintaining highly engaged teams and supporting the development of others. Every employee is encouraged to strive for high performance and continuously learn and grow their skills by working with their manager to create an individual development plan and documented objectives. CCC also offers development offerings such as self-directed e-learning, soft-skill and technical/product training, professional certifications, stretch assignments, and our formal mentorship program. We also offer tuition reimbursement for employees who wish to continue their formal education.

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

We have partnered with several job boards and event-based recruiting companies who help expand our reach to a broad set of qualified candidates. We have a formal internship program, partnering with universities throughout the country and expanding our partnerships with a wide range of universities.

We are committed to building inclusive teams and fostering an environment where unique perspectives are celebrated, in accordance with law. We believe a diverse workforce representing a wide range of backgrounds and perspectives at all levels and an inclusive culture are foundational to our success and will enable us to better serve our customers. We organized several unique cultural/heritage events in 2025 to celebrate with of our team members and support our employee-driven employee resource groups which are open to all employees.

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

Risks Relating to Business and Industry

A substantial portion of our revenue is derived from a relatively small number of customers in the insurance and automotive collision industries, and the loss of any of these customers, or a significant revenue reduction from any of these customers, could materially impact our business, results of operations and financial condition.

Our revenue is primarily dependent on customers in the insurance and automotive collision industries, and historically a relatively small number of customers have accounted for a significant portion of our revenue. There were no customers which individually accounted for more than 10% of our total revenue during the year ended December 31, 2025. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue for the foreseeable future. As a result, if we fail to successfully renew our contracts with one or more of these customers, or if any of these customers reduce or cancel services or defer purchases, or otherwise terminate their relationship with us, our business, results of operations and financial condition would be adversely impacted. Some of our arrangements with our customers can be canceled or not renewed by the customer after the expiration of the term, as applicable, on relatively short notice. Additionally, we may be involved in disputes with our customers in the future and such disputes may impact our relationship with these customers. The loss of business from any of our significant customers, including from cancellations or due to disputes, could materially impact our business, results of operations and financial condition.

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

We believe that the brand identity we have developed and acquired has significantly contributed to the success of our business. We also believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation are critical to achieving widespread acceptance of our solutions and expanding adoption of our solutions to new customers in both existing and new markets. Maintaining and enhancing our brand requires us to make substantial investments and these investments may not be successful or cost-efficient. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies. Successful promotion of our brand depends on the effectiveness of our marketing efforts and our ability to provide a reliable, useful and valuable collection of solutions at competitive prices. These factors are essential to our ability to differentiate our offerings from competing solutions. In addition, our brand and reputation could be impacted if our end users or insured parties have negative experiences in the claims or repair processes, which ultimately largely depends on the quality of service from our customers, but also may depend on the insured’s perceptions and expectations including regarding the value of their vehicle. See “—Litigation Risk Factors—We are currently, and have been in the past, a party to litigation, which could result in damage to our reputation and harm our future results of operations.” For example, putative class action lawsuits have alleged that the use of the Company’s total loss valuation solution has led to undervaluation of insureds’ loss vehicles.

Maintaining and enhancing our brand will depend largely on our ability to be a technology innovator, to continue to provide high quality solutions and to protect and defend our brand names and trademarks, which we may not do successfully. We have not engaged in extensive direct brand promotion activities, and we may not successfully implement brand enhancement efforts in the future. Our solutions and services used by consumers are generally customer-branded and are likely associated with the overall experiences of a participant in the insurance economy, which is largely outside of our control. Any brand promotion activities we undertake may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, we may fail to attract new customers and partners or retain our existing customers and partners and our business and financial condition may be adversely affected. Any negative publicity relating to our customers, employees, partners, or others associated with these parties, may also tarnish our own reputation simply by association and may reduce the value of our brand. Damage to our brand and reputation may result in reduced demand for our solutions and increased risk of losing market share to competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.

Our revenue growth rate depends on existing customers renewing and upgrading their subscriptions for our solutions. A decline in our customer renewals and expansions could adversely impact our future results of operations.

Our future success depends in part on our ability to sell additional SaaS and AI solutions to existing customers. If our efforts to sell our additional solutions to our customers are not successful, our revenue growth and our business, results of operations, and financial condition would be adversely impacted. Further, our customers have no obligation to renew their contracts for our solutions after the expiration of their contract periods and our customers may choose not to renew contracts for a similar mix of solutions. Our customers’ renewal rates may fluctuate or decline as a result of a number of factors, including customer dissatisfaction, customers’ spending levels, increased competition, changes in tax or data privacy laws or rules, prices of our services, the prices of services offered by our competitors, spending levels due to the macroeconomic environment or other factors, deteriorating general economic conditions, or legislative and regulatory changes. If our customers do not renew their contracts or reduce the solutions purchased under their contracts, our revenue could decline and our business may be adversely impacted.

Our growth strategy depends on continued investment in and delivery of innovative SaaS and AI solutions. If we are unsuccessful in delivering innovative SaaS and AI solutions, it could adversely impact our results of operations and financial condition.

To address demand trends across the insurance economy, we have focused on and plan to continue focusing on the growth and expansion of our SaaS and AI business. This growth strategy has required and will continue to require a considerable investment of technical, financial and sales resources. These investments may not result in an increase in revenue and we may not be able to scale such investments efficiently, or at all, to meet customer demand and expectations. Our focus on our SaaS and AI business may increase our costs in any given period and may be difficult to predict over time.

Our arrangements with customers also contain service level agreement clauses which may include penalties for matters such as failing to meet stipulated service levels. The consequences in such circumstances could include monetary credits for current or future service engagements, reduced fees for additional solution sales, cancellations of planned purchases, a customer’s refusal to pay their contractually-obligated service fees, and our reputation being tarnished. Should these penalties be triggered, our results of operations may be adversely affected. Furthermore, any factor adversely affecting sales of our SaaS or AI solutions, including application release cycles, delays or failures in new functionality, market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could have a material adverse effect on our business, financial condition and results of operations. Additionally, the entry into new markets or the introduction of new features, functionality or applications beyond our current markets and functionality, including new AI tools, may not be successful. If we invest in the development of new solutions, we may not recover the “up-front” costs of developing and marketing those solutions, or recover the opportunity cost of diverting management, technical and financial resources away from other efforts. If we are unable to successfully grow our SaaS and AI business and navigate our growth strategy in light of the foregoing uncertainties, our reputation could suffer and our results of operations may be impacted, which may cause our stock price to decline.

Factors outside of our control including but not limited to public health outbreaks, natural catastrophes, war, and terrorism, may adversely impact us, our customers, or the insurance economy.

Responses to public health outbreaks, including epidemics and pandemics, natural catastrophes, war or terrorism could result in local, national or global business disruptions that adversely affect workforces, organizations, economies, and financial markets globally, leading to an economic downturn, increased market volatility, or other adverse macroeconomic conditions, any of which could impact our results of operations or require us to modify our business processes in unforeseeable ways. Responses to such events may impact our sales and implementation cycles and could lead to delays between incurring operating expenses and the generation of corresponding revenue or in difficulty in accurately predicting our financial forecasts. Any economic downturn or rising unemployment rates have the potential to significantly reduce individual and business disposable income and depress consumer confidence, which could limit the ability or willingness of some consumers to obtain and pay for our customers’ products in both the short- and medium-terms, which may negatively impact the ability of our customers to pay for our services or require such customers to request amended payment terms for their outstanding invoices.

Furthermore, our largest customers are carriers who have experienced, and will likely experience in the future, losses from catastrophes, natural disasters or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather, epidemics, pandemics and fires, including as a result of an increase in erratic weather patterns globally which may intensify the impact of certain types of catastrophes. Moreover, acts of terrorism or war could cause disruptions to our business or our customers’ businesses or the economy as a whole.

The risks associated with catastrophes, natural disasters, war and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. In recent years, for example, parts of the U.S. suffered extensive damage due to multiple hurricanes, fires, floods and other extreme weather events. The combined effect of those losses on carriers was significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue as such events may cause customers to postpone purchases of new offerings or to discontinue existing projects. Any of these events could materially impact our business, results of operations and financial condition. To the extent a public health outbreak, epidemic or pandemic adversely affects our business and financial results, it may also have the effect of heightening other risks described in this “Risk Factors” section.

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

Aspects of our business, and our customers’ businesses, which our solutions and services support, can be impacted by events in the insurance and automotive collision industries which are beyond our control. Certain trends in the automotive industry, including adoption of AI solutions, the continued adoption of semi-autonomous or autonomous vehicles and the advent of improved automotive safety features, may potentially impact the future market for, and operations of, the insurance and automotive collision industries. While the impacts and timing of these changes are currently unknown, if this has an adverse impact on the insurance or the automotive collision industries, it could have an adverse impact on our future result of operations.

Macroeconomic factors impacting the principal industries we serve could adversely affect adoption, usage, or average selling prices of our solutions and our customers may defer or forego purchases of our solutions or services in the event of weakened global economic conditions, political transitions or industry consolidation.

We expect to continue to derive most of our revenue from the solutions and additional services we provide to the insurance industry, the automotive collision industry, and the insurance economy generally, including the automotive industry. Given the concentration of our business activities in these industries, we will be particularly exposed to certain economic downturns affecting them. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile. General business and economic conditions that could affect us and our customers include fluctuations in economic growth, inflation, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which our customers operate. A poor economic environment could result in significant decreases in demand for our solutions, including the delay or cancellation of current or anticipated projects, or could present difficulties in collecting accounts receivables from our customers due to their deteriorating financial condition. Also, acquisitions of customers or potential customers can delay or cancel sales cycles or result in existing arrangements being cancelled or not being renewed, and because we cannot predict the timing or duration of such acquisitions, our results of operations could be materially impacted.

Global events such as the imposition of trade tariffs, public health outbreaks, supply chain disruption, inflationary pressures, labor shortages, global conflicts and political transitions in the U.S. and globally have created and may continue to create economic uncertainty in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our solutions or services, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Moreover, during challenging economic times, our customers may be unable to timely access sufficient credit, which could impair their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to write-off accounts receivable as uncollectible, which would adversely affect our financial results. A substantial downturn in the insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology (“IT”), delaying or canceling information technology projects, or seeking to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy, both in the U.S. and abroad, including conditions resulting from financial and credit market fluctuations, could decrease corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.

In addition, a significant portion of our operating costs are comprised of personnel-related expenses. We have experienced and may, in the future, experience increased labor costs as well as other costs necessary to conduct our business. To the extent we cannot pass along such increased costs to our customers, our results of operations and financial condition may be adversely affected. We have a substantial number of long-term customer contracts, which means we cannot modify the prices paid by the customers under such contracts to pass along such increased costs. Although many of our customer contracts include price increases over time, we cannot be sure that those increases will match increased costs in timing or amount.

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

We expect the intensity of competition to remain high in the future, as the amount of capital invested in current and potential competitors, including insurance technology companies, has increased significantly in recent years. As a result, our competitors or potential competitors may develop improved product or sales capabilities, or even a technology breakthrough that disrupts our market. The emerging availability of “off-the-shelf” AI models and of agentic AI may increase the ability of existing and new competitors to develop technology and applications which may compete with our solutions or alter how our customers engage with our solutions in unexpected ways. Continuing intense competition could result in increased pricing pressure, increased sales and marketing expenses, and greater investments in research and development, each of which could negatively impact our profitability. Current and potential competitors may be able to devote greater resources to, or take greater risks in connection with, the development, promotion, and sale of their products than we can devote to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs, thus leading to their wider market acceptance. We may not be able to compete effectively and competitive pressures may prevent us from acquiring and maintaining the customer base necessary for us to increase our revenue and profitability.

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

As technology continues to develop at a rapid pace, both within the insurance economy and more broadly across the insurance ecosystem, the possibility of the development of technological advancements made by other firms will increase. If we are unable to internally develop or acquire suitable alternatives to such developments or otherwise deploy competitive offerings our business and growth opportunities may be challenged. Additionally, certain insurance ecosystem customers may seek to develop internal solutions which could potentially compete with related offerings from us in whole or part. Technologies such as enhanced modeling, AI, including the adoption of agentic AI, and machine learning technology may offer certain firms, including insurance carriers, the opportunity to make rapid advancements in the development of tools or processes which may impact the industry broadly.

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

Sales cycles for some of our solutions are complex and can be lengthy and unpredictable, requiring pre-purchase evaluation by a significant number of employees in our customers’ organizations, and can involve a significant operational decision by our customers. Our sales efforts involve educating our customers about the use and benefits of our solutions, including in the technical capabilities and the potential cost savings achievable by organizations using our solutions. For larger business opportunities, such as converting a new insurance customer, customers undertake a rigorous pre-purchase decision-making and evaluation process which typically involves due diligence and reference checks. As our portfolio of solutions expands, sales efforts may need to be targeted to disparate groups within our customers’ and potential customers’ organizations, which will increase the time and investment necessary to compete a sale, and we may also need to invest in new ways of selling to or interacting with our customers, which may require changes to resources, approach, marketing or other business methods and which may not be immediately or ultimately successful or efficient. The foregoing changes may require us to incur up-front costs and expenses which may not be recouped if the changes are not ultimately successful. We invest a substantial amount of time and resources in our sales efforts without any assurance that our efforts will produce sales. Even if we succeed at completing a sale, we may be unable to predict the size or term of an initial arrangement until very late in the sales cycle. In addition, we sometimes commit to include specific functions in our base solutions offering at the request of a customer or group of customers. Providing this additional functionality may be time consuming and may involve factors that are outside of our control. Customers may also insist that we commit to certain timeframes in which systems built around our solutions will be operational, or that once implemented our solutions will be able to meet certain operational requirements. Our ability to meet such timeframes and requirements may involve factors that are outside of our control, and failure to meet such timeframes and requirements could result in us incurring penalties, costs and/or additional resource commitments, which would adversely affect our business and results of operations.

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

Developing software, including AI capabilities, is time consuming and costly, and investment in development may involve a long payback cycle. Our research and development expenses were $227.5 million, or 22% of our total revenue, for the year ended December 31, 2025. Including the amount we capitalized for internal use software of $52.2 million, our total spend was 27% of total revenue for the year ended December 31, 2025. Our future plans include significant investments to develop, improve and expand the functionality of our solutions, which we believe is necessary to maintain our competitive position. However, we may not recognize significant revenue from these investments for several months or years, or the investments may not yield any additional revenue.

Changes in, or violations by us or our customers of, applicable government regulations could reduce demand for or limit our ability to provide our solutions and services in those jurisdictions.

Our insurance industry customers are subject to extensive government regulations, mainly at the state level in the U.S. and at the country level in our non-U.S. markets. Some of these regulations relate directly to our software and services, including regulations governing the use of total loss, workers' compensation, disability and casualty claims processing, and photo estimating software. If our insurance company customers fail to comply with new or existing insurance regulations, including those applicable to use of our software and services, they could lose their certifications to provide insurance and/or reduce their usage of our software and services, either of which would reduce our revenues. We have in the past and continue to spend considerable time and resources working with our customers to help them navigate these regulations, including Department of Insurance market conduct examinations and defending against class action lawsuits. If our solutions or services are found to be defective, we could be subject to liability. In addition, future regulations could force us to implement costly changes to our software and/or databases or have the effect of prohibiting or rendering less valuable one or more of our offerings. Also, we are subject to direct regulation in some markets, and our failure to comply with these regulations could significantly reduce our revenues or subject us to government sanctions.

Sales to customers or operations outside the U.S. may expose us to risks inherent in international sales.

Historically, transactions occurring outside of the U.S. have represented a small portion of our overall processed transactions. However, we may expand our international sales efforts. Operating in international markets, including in China, requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Because of our limited experience operating internationally, our international expansion efforts may not be successful. We may rely heavily on third parties outside of the U.S., and as a result we may be adversely impacted if we invest time and resources into such business relationships but do not see significant sales from such efforts. Potential risks and challenges associated with sales to customers and operations outside the U.S. include: compliance with multiple conflicting and changing governmental laws and regulations, including employment, tax, money transmission, privacy, data protection, and AI laws and regulations; laws and business practices favoring local competitors; new and different sources of competition; securing new integrations for international technology platforms; localization of our solutions, including translation into foreign languages, obtaining and maintaining local content, and customer care in such languages; treatment of revenue from international sources and changes to tax rules, including being subject to foreign tax laws and liability for paying withholding or other taxes in foreign jurisdictions; fluctuation of foreign currency exchange rates; different pricing environments; restrictions on the transfer of funds; difficulties in staffing and managing foreign operations; availability of reliable Internet connectivity in areas targeted for expansion; different or lesser protection of our intellectual property; longer sales cycles; natural disasters, acts of war, terrorism, pandemics, or security breaches; import and export license requirements, tariffs, taxes and other trade barriers; compliance with sanctions laws and regulations and trade embargos, including those administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury; the burdens and costs of complying with a wide variety of foreign laws and legal standards, including the General Data Protection Regulation (EU 2016/679) (“GDPR”) and the EU AI Act (EU 2024/1689) in the European Union (“EU”); compliance with various anti-bribery and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act (“FCPA”); regional or national economic and political conditions; and pressure on the creditworthiness of sovereign nations resulting from liquidity issues or political actions. As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Any of these factors could negatively impact our business, results of operations, financial condition and growth prospects.

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

As a software business, we face risks of cyber-attacks, including ransomware and phishing attacks, social engineering attacks, computer break-ins, theft, fraud, misappropriation, misuse, denial-of-service attacks, and other improper activity that could jeopardize the performance of our platform and solutions and expose us to financial and reputational impact and legal liability, especially with regards to regulators such as the Federal Trade Commission (the “FTC”), which has become increasingly aggressive in prosecuting alleged failure to secure personal data as unfair and deceptive acts or practices under the Federal Trade Commission Act. Furthermore, such adverse impact could be in the form of theft of our or our customers’ confidential information, the inability of our customers to access our systems, or the improper re-routing of customer funds through fraudulent transactions or other frauds perpetrated to obtain inappropriate payments and may result from accidental events (such as human error) or deliberate attacks. To protect the information we collect and our systems, we have implemented and maintain commercially reasonable security measures and information security policies and procedures informed by requirements under applicable law and recommended practices, in each case, as applicable to the data collected, but we cannot be sure that such security measures will be sufficient. In some cases, we must rely on the safeguards put in place by third parties to protect against security threats. These third parties, including vendors that provide products and services for our operations, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure. Our network of business application providers could also be a source of vulnerability to the extent their business applications interface with ours, whether unintentionally or through a malicious backdoor. We cannot, in all instances, review the software code included in third-party integrations. Although we vet and oversee such vendors, we cannot be sure such vetting and oversight will be sufficient. We also exercise limited control over these vendors, which increases our vulnerability to problems with services they provide. Any errors, failures, interruptions or delays experienced in connection with these vendor technologies and information services or our own systems could negatively impact our relationships with partners and adversely affect our business and could expose us to liabilities. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, generally are not recognized until launched against a target, and may be difficult to detect for long periods of time, we or these third parties may be unable to anticipate these techniques or to implement adequate preventative measures. With the increasing frequency of cyber-related frauds to obtain inappropriate payments, we need to ensure our internal controls related to authorizing the transfer of funds are adequate. We may also be required to expend resources to remediate cyber-related incidents or to enhance and strengthen our cyber security. Any of these occurrences could create liability for us, put our reputation in jeopardy, and adversely impact our business.

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

We use machine learning and AI technologies in our solutions and business, and we are making investments in expanding the use of AI solutions, including ongoing deployment and improvement of features using AI technologies. The introduction of AI technologies into new or existing solutions may result in new or enhanced governmental or regulatory scrutiny, scrutiny by our customers or potential customers, litigation, confidentiality or security risks, ethical concerns, legal liability, or other complications. Compliance with new or changing laws, regulations, industry standards or customer requirements relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. A failure on our part to develop solutions to permit compliance with regulatory regimes and/or our customers’ requirements may result in unforeseen costs or delays deploying new and improved features using AI technologies. Furthermore, while we aim to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. Uncertainty around new and emerging AI technologies may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide related to the collection and use of training data, and development of appropriate protections and safeguards for handling the use of customer data with AI technologies, which may be costly and could impact our expenses. AI technologies incorporated into our solutions and business processes may use algorithms, datasets, or training methodologies that may be flawed or contain deficiencies that may be difficult or impossible for us to detect during testing, including as a result of the use of biased or insufficient training data. Any of the foregoing may result in decreased demand for our solutions, harm to our business, results of operations or reputation, legal liability, regulatory action or failure to achieve expected results including if use products or enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole. In addition, third parties may deploy AI technologies in a manner that reduces customer demand for our solutions or alters how our customers choose to engage with our solutions.

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

We rely on independent third parties to provide certain services to us. The state of the law regarding independent contractor status varies and is subject to change based on court decisions, legislation, and regulation. The tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact sensitive, vary from jurisdiction to jurisdiction and may change over time. We may be subject to claims that certain independent contractors should be treated as our employees. Adverse determinations regarding the status of any of our independent contractors could, among other things, entitle such individuals to the reimbursement of certain expenses and to the benefit of wage-and-hour laws, and could result in the Company being liable for income taxes, employment, social security, and withholding taxes and benefits for such individuals, and penalties and interest related to any unpaid amounts.

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

In addition, we may be subject to disclosure laws and regulations related to sustainability matters. For example, in in October 2023, California enacted legislation that, if it remains in effect, will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2, and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures. Compliance with any new laws, regulations or disclosure obligations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly and adversely affect our profitability.

We evaluate our capital structure from time to time and may seek to repurchase our securities, refinance our indebtedness or raise debt or equity to finance our operations. However, we may not be able to do so when desired on favorable terms, if at all, or without dilution to our stockholders and we may not realize the anticipated benefits of these transactions.

We may seek to repurchase our securities or to refinance our indebtedness, or may need to obtain additional financing, to execute on our current or future business strategies, including to develop new or enhance existing solutions, acquire businesses and technologies or otherwise respond to competitive pressures. We may not be successful in managing our capital structure through these scenarios, or they may have an adverse impact on our financial position or the price of our common stock. Our ability to raise capital in the future may be limited, and if we fail to raise capital when needed, we could be prevented from growing and executing our business strategy.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted. If we accumulate additional funds through debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot assure stockholders that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms when we desire them our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our solutions, invest in future growth opportunities or otherwise respond to competitive pressures could be significantly limited. Any of these factors could adversely impact our results of operations.

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

We are subject to federal, state and local income taxes in the U.S. and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws, including impacts of the Tax Cuts and Jobs Act enacted in December 2017, the Coronavirus Aid, Relief, and Economic Security Act (also known as the “CARES Act”) of 2020, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), and the One Big Beautiful Bill Act of 2025 (the “OBBB”). The Inflation Reduction Act introduces a 15% minimum tax for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on the fair market value of stock repurchased by certain corporations after December 31, 2022. We do not currently expect that the Inflation Reduction Act will have a material impact on our tax liabilities for 2023 or 2024, or 2025. The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation.

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

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Litigation might result in substantial costs and may divert management’s attention and resources, which might harm our business, financial condition, and results of operations. For example, we have been named in several putative class action lawsuits, which generally allege that the total loss vehicle valuation generated by the Company’s total loss valuation solution undervalues the actual total loss incurred by the insured and improper adjustment of claims by insurance carriers. We have also been named in putative class action lawsuits challenging an insurer’s adjustment of medical bills. While we believe that we can partially mitigate the risk and severity of exposure from these lawsuits through contractual provisions in certain of our agreements with insurance carriers, and carrying our own insurance that we believe is adequate to cover adverse claims arising from these lawsuits or similar lawsuits that may be brought against us, we may not have adequate contractual protection in all of our contracts and defending these and similar litigation is costly, diverts management from day-to-day operations, and could harm our brand and reputation. As a result, we could ultimately be subject to a damages judgment, which could be significant and exceed our insurance policy limits or otherwise be excluded from coverage.

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

Because of the technical nature of our solutions, the dynamic market in which we compete and the demand for personnel able to develop AI solutions, any failure to attract, integrate and retain qualified sales and product development personnel, as well as our contract workers, could adversely impact our ability to generate sales or successfully develop new solutions and enhancements of existing solutions.

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

The controls implemented by our current or future third-party service providers may not prevent or timely detect system failures and we do not control the operations of third-party service providers that we use. Any changes in service levels by our current or future third-party service providers could result in loss or damage to our customers’ stored information and any service interruptions at these third-party service providers could hurt our reputation, cause us to lose customers, adversely impact our ability to attract new customers or subject us to potential liability. Our current or future third-party service providers could decide to close their facilities without adequate notice. In addition, financial difficulties, such as bankruptcy, faced by our current or future third-party service providers, or any of the service providers with whom we or they contract, may have negative effects on our business. If our current or future third-party service providers are unable to keep up with our growing needs for capacity, including as a result of difficulty in expanding capacity as a result of local opposition to the development of data centers and resource costs, spikes in customer demand requiring rationing of capacity, or other factors, it could have an adverse effect on our business including by increasing the costs of serving our customers. Our contractual agreements with third party vendors, property and business interruption insurance coverage may not be adequate to fully compensate us for losses that may occur. Additionally, our systems redundancies and disaster recovery and business continuity plans may not be sufficient to overcome the failures of third-party service providers hosting our SaaS solutions. In addition, the infrastructure that connects our networks to each other, or to the Internet and other external networks, may become insufficient, including with respect to latency, capacity, reliability and connectivity.

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

As of December 31, 2025, our total debt outstanding under the 2021 Credit Agreement (as defined below) was $1,291.0 million under our Term B Loan (as defined below) and we had additional unused borrowing capacity under our 2021 Revolving Credit Facility (as defined below) of $248.9 million. For a description of our 2021 Credit Facilities (as defined below) see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt.” If we cannot generate sufficient cash flow from operations to service the 2021 Credit Facilities, we may need to refinance the 2021 Credit Facilities, dispose of assets, or issue equity to obtain necessary funds; we do not know whether we will be able to take any such actions on a timely basis or on terms satisfactory to us or at all.

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

The 2021 Credit Agreement restricts us from engaging in certain activities. Such covenants, which are generally customary and generally reflect market terms, restrict our ability to, among other things: incur additional indebtedness; create or incur liens; pay dividends and distributions on, or purchase, redeem, decrease, or otherwise acquire or retire for value, our capital stock; make repayments or repurchases of debt that is contractually subordinated with respect to right of payment and/or security; create negative pledges with respect to the Credit Facilities or restrictions on the payment of dividends or payment of other amounts owed from subsidiaries; make acquisitions, investments, loans (including guarantees), advance or capital contributions; engage in consolidations, amalgamations, mergers, liquidations, dissolutions, dispositions and/or sell, transfer, or otherwise dispose of assets, including capital stock of subsidiaries; enter into certain sale and leaseback transactions; engage in certain transactions with affiliates; change our material lines of business; modify certain documents governing certain debt that is subordinated with respect to right of payment; change our fiscal year; and conduct material operations at Holdings.

The 2021 Credit Agreement contains representations and warranties, and affirmative and negative covenants, customary for a financing of the type. With respect to the 2021 Revolving Credit Facility, the Company is subject to a springing first lien leverage test, tested each fiscal quarter, only if a minimum of 35.0% of the 2021 Revolving Credit Facility is (subject to certain exclusions set forth in the 2021 Credit Agreement) drawn at the end of such fiscal quarter. The Company was not subject to the first lien leverage test as of December 31, 2025.

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

As a public company we incur significant legal, accounting, and other expenses, including costs resulting from public company reporting obligations under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and regulations regarding corporate governance practices. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules of the SEC, the listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. We continuously evaluate the rules and regulations applicable to us as a public company and cannot predict or estimate the amount of additional compliance costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We cannot predict or estimate the amount of additional costs we will incur as a result of compliance, disclosure and governance matters or the timing of such costs. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our Board or Board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms. If we identify one or more material weaknesses in our internal control over financial reporting in the future, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

The share price of our common stock may be volatile.

The share price of our common stock may fluctuate due to a variety of factors, including, without limitation: changes in the industries in which we and our customers operate; variations in our operating performance and the performance of our competitors in general; material and adverse impact of pandemics and similar events on the markets and the broader global economy; actual or anticipated fluctuations in our quarterly or annual operating results; publication of research reports by securities analysts about us or our competitors or industry; the public’s reaction to our press releases, other public announcements and filings with the SEC; our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market; additions and departures of key personnel; changes in laws and regulations affecting our business; commencement of, or involvement in, litigation; changes in our capital structure, such as future issuances of securities or the incurrence of additional debt; the volume of our shares of common stock available for public sale; the availability of a substantial number of shares of our common stock for sale in the public at any time; and general economic and political conditions such as recessions, interest rates, inflation, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism. These market and industry factors may materially reduce the market price of our common stock regardless of our operating performance.

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

Our governing documents and the Delaware General Corporation Law (the “DGCL”) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in our management. Among other things, our governing documents include provisions regarding: the ability of our Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer; the limitation of the liability of, and the indemnification of, our directors and officers; removal of the ability of our stockholders to take action by written consent in lieu of a meeting unless such action has been recommended or approved pursuant to a resolution approved by the affirmative vote of all of the directors then in office; the requirement that a special meeting of stockholders may be called only by a majority of our entire Board , which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors; controlling the procedures for the conduct and scheduling of Board and stockholder meetings; the ability of our Board to amend our bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board, and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us. These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board or management.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity Disclosures

Cybersecurity is the responsibility of our Chief Information Security Officer (“CISO”) who oversees an information security team responsible for maintaining the confidentiality, integrity, and accessibility of data within CCC while continuously monitoring for and responding to cybersecurity threats. The CISO acts under the oversight of our interim Chief Technology Officer, who is responsible for all of our IT systems, and our Chief Executive Officer, and when the position of Chief Technology Officer is filled, our CISO will act under the oversight of our Chief Technology Officer. Our CISO has 19 years of experience managing risks from security threats and developing and implementing security policies and procedures, as well as relevant degrees and certifications, including a bachelor of science in information systems and cybersecurity and being a Certified Information Security Manager and a Certified Information Systems Security Professional. Our interim Chief Technology Officer has over twenty-five years of experience in the technology industry and holds a bachelor of science in computer science.

Our Board has tasked the Audit Committee with oversight of enterprise risk management, including cybersecurity risk management. Our CISO or Chief Technology Officer briefs the Audit Committee on cybersecurity risks at each of the quarterly meetings of the Audit Committee. These briefings include assessments of cyber risks, the threat landscape, updates on incidents, and reports on our investments in cybersecurity risk mitigation and governance. The Audit Committee and/or the Chief Technology Officer also regularly briefs the entire Board on cybersecurity matters.

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

Item 2. Properties.

Our corporate headquarters are located at 167 N. Green Street, Chicago, Illinois, where we occupy approximately 141,000 square feet of office space pursuant to a lease that expires in 2037. We maintain additional leased office spaces in various locations in the United States and China pursuant to leases that expire between 2026 and 2035. We own a commercial office building in Sioux Falls, South Dakota. We believe that our current facilities are adequate for our present needs and suitable additional facilities will be available to us on commercially reasonable terms if and when needed.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities

Our common stock is listed on Nasdaq under the symbol “CCC”.

As of February 17, 2026, we had 105 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

We had no sales of unregistered equity securities during the period covered by this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Purchase Price Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Valus of Shares That May Yet Be Purchased Under the Plans or Programs (2), (3)
October 1, 2025 - October 31, 2025	7,193,548	$9.16	7,193,548	$16.9 million
November 1, 2025 - November 30, 2025	2,268,508	$7.47	2,268,508	—
December 1, 2025 - December 31, 2025 (4)	33,240,998	$7.22	33,240,998	$200.0 million
Total	42,703,054	$7.560	42,703,054	$200.0 million

(1) Average purchase price per share excludes any fees, commissions or other expenses associated with the share repurchases. It also excludes excise tax due under the Inflation Reduction Act of 2022.

(2) In December 2024, the Company’s board of directors authorized the repurchase of up to $300.0 million of the Company's outstanding shares of common stock (the “2024 Share Repurchase Program”). As a result of the October and November share repurchases, the Company utilized the remaining authority under the 2024 Share Repurchase Program.

(3) In December 2025, the Company’s board of directors authorized the repurchase of up to $500.0 million of the Company's outstanding shares of common stock (the “2025 Share Repurchase Program”).

(4) On December 12, 2025, the Company entered into an accelerated share repurchase transaction (“ASR”) with a third-party financial institution to repurchase $300.0 million of the Company's common stock. The Company prepaid $300.0 million and received an initial delivery of 33,240,998 shares of its common stock, representing shares with a value equal to 80% of the prepayment amount based on the closing price of the common stock on December 11, 2025 of $7.22 per share. The Company expects to receive additional shares upon settlement of the ASR no later than June 30, 2026.

See Note 19 – Capital Stock – to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the Company's share repurchases.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The following graph shows a comparison of the cumulative total return for our common stock, the NASDAQ Composite Index, and the Standard & Poor’s (S&P) 500 Index for the period from October 6, 2020, the first day Dragoneer’s Class A ordinary shares were traded on a stand-alone basis following its initial public offering through December 31, 2025. For the period between October 6, 2020 through July 30, 2021 the figures relate to Dragoneer’s Class A ordinary shares, and for the period between July 30, 2021 through December 31, 2025, the figures relate to CCC’s common stock. The graph assumes an initial investment of $100 in Dragoneer’s Class A ordinary shares at the market close on October 6, 2020. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and S&P 500 Index assume reinvestment of dividends.

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

Business Overview

Founded in 1980, CCC is a leading Software-as-a-Service (“SaaS”) and AI platform provider for the multi-trillion-dollar insurance economy powering operations for insurers, repairers, automakers, part suppliers, and more. CCC cloud technology connects more than 35,000 businesses digitizing mission-critical workflows, commerce, and customer experiences. A trusted leader in AI, customer experience, network and workflow management, CCC delivers technology that turns crucial moments into intelligent experiences, with the goal of shaping a world where life just works.

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

We believe we have become a leading insurance and repair SaaS and AI provider in the U.S. by increasing the depth and breadth of our SaaS offerings over many years. Our insurance solutions help insurance carriers manage mission-critical workflows across the claims lifecycle, while building intelligent experiences for their customers. Our software integrates seamlessly with both legacy and modern systems and enables insurers to rapidly innovate on our platform. Our repair solutions help collision repair facilities achieve better performance throughout the collision repair cycle by digitizing processes to drive business growth, streamline operations, and improve repair quality. We have more than 300 insurers on our network, connecting with more than 30,500 repair facilities through our multi-tenant cloud platform. We believe our software is the architectural backbone of insurance DRP systems and is a primary driver of material revenue for our collision repair shop customers and a source of material efficiencies for our insurance carrier customers.

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

We have processed more than $2 trillion of historical data across our network, allowing us to build proprietary data assets that leverage insurance claims, vehicle repair, automotive parts and other vehicle-specific information. We believe we are uniquely positioned to provide data-driven insights, analytics, and AI-enhanced workflows that strengthen our solutions and improve business outcomes for our customers. Our AI solutions streamline existing insurance and repair processes including vehicle damage detection, claim triage, claim handling, repair estimating, intelligent claim review, and claim subrogation. We deliver real-world AI with more than 125 U.S. insurers and more than 15,000 U.S. collision repairers actively using AI-powered solutions in production environments.

One of the primary obstacles facing the insurance economy is increasing complexity which is driven by technological advancements, supply-chain disruption, social inflation, medical inflation, and Internet-of-Things (“IOT”) data. We believe digitization plays a critical role in managing this growing complexity while meeting consumer expectations. Our technology investments are focused on digitizing complex processes and interactions across our ecosystem, and we believe we are well positioned to power the insurance economy of the future with our data, network, and platform.

While our position in the insurance economy is grounded in the automotive insurance sector, the largest Property & Casualty (“P&C”) insurance sector in the U.S. representing nearly half of P&C Direct Written Premiums (“DWP”), we believe our integrations and cloud platform are capable of driving innovation across the broader insurance economy. Our customers are increasingly looking for CCC to expand its solutions to other parts of their business where they can benefit from our technology, service, and partnership. In response, we are investing in new solutions that we believe will enable us to digitize the entire automotive claims lifecycle, and over time expand into adjacencies including other insurance lines. For example, CCC’s acquisition of EvolutionIQ Inc. (“EvolutionIQ”) in January 2025 added claims solutions in disability and workers’ compensation insurance lines to CCC’s solution suite.

We have strong customer relationships in the end-markets we serve, and these relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. We have customer agreements with more than 300 insurers (including carriers, self-insurers and other entities processing insurance claims), including 27 of the top 30 automotive insurance carriers, and 9 of the top 15 disability insurance carries in the U.S., based on DWP, and hundreds of regional carriers. We have more than 35,000 total customers, including more than 30,500 automotive collision repair facilities (including repairers and other entities that estimate damaged vehicles), more than 6,000 parts and diagnostics suppliers, 14 of the top 15 automotive manufacturers based on vehicles in operation, and numerous other companies that participate in the insurance economy.

We generate revenue through the sale of software subscriptions and other revenue, primarily from professional services. We generated $1,057.0 million of revenue for the year ended December 31, 2025, an increase of 11.9% from the prior year. Net income for the year ended December 31, 2025 was $1.7 million, compared to net income for the year ended December 31, 2024 of $31.2 million. Adjusted EBITDA increased $38.7 million, or 9.7%, year-over-year to $436.0 million. See our reconciliation of net income (loss) to Adjusted EBITDA within the section titled “Non-GAAP Financial Measures.”

Basis of Presentation

The Company’s consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K include the accounts of the Company and its consolidated subsidiaries and were prepared in accordance with GAAP. Intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements include 100% of the accounts of wholly-owned and majority-owned subsidiaries. The ownership interest of the minority investor is recorded as a non-controlling interest in CCCIS Cayman Holdings Limited (“CCC Cayman”), the parent of the Company’s China operations. As of December 31, 2024, there is not any non-controlling interest in a subsidiary as of December 31, 2025.

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

Recent Developments

Business Acquisition

During January 2025, the Company completed its acquisition of EvolutionIQ, a privately held company that provides AI-powered guidance for disability and injury claims management. Leveraging EvolutionIQ’s platform, the acquisition will broaden the Company’s portfolio of AI-based solutions available to its insurance customers.

The Company acquired all the outstanding shares of EvolutionIQ in exchange for total consideration of $674.3 million upon closing of the acquisition, subject to certain post-closing adjustments. Before post-closing adjustments, the total consideration paid to the selling shareholders consisted of 62.4% in cash and 37.6% in shares of CCC’s common stock. The cash consideration paid to the selling shareholders was funded through cash on hand and an incremental term loan in an aggregate principal amount of $225 million (the “Incremental Term Loan”).

Long-Term Debt and Refinancing

In conjunction with the acquisition of EvolutionIQ, the Company entered into Amendment No.3 to the 2021 Credit Agreement (“Third Amendment”) that provided the Company with an Incremental Term Loan for $225 million. Immediately after the Third Amendment, the Incremental Term Loan was repayable in quarterly installments in an amount equal to 0.25% of the original principal amount, with the balance payable at maturity, on September 21, 2028.

Immediately after the Third Amendment, the interest rate per annum applicable to the Incremental Term Loan was based on a fluctuating rate of interest, determined by the Company’s leverage ratio, as defined in the 2021 Credit Agreement, as amended. In connection with the Fourth Amendment (as defined below), the Incremental Term Loan was refinanced together with other term loans on the terms outlined in the following paragraph.

On January 23, 2025, the Company entered into Amendment No. 4 (the “Fourth Amendment”) to the 2021 Credit Agreement. Pursuant to the terms of the Fourth Amendment, (i) the Company incurred incremental term loans in an aggregate principal amount of $225 million, which were used to refinance certain outstanding incremental term loans (including the Incremental Term Loan), (ii) the maturity of all term loans under the 2021 Credit Agreement was extended to January 23, 2032, (iii) the credit spread adjustment applicable to Secured Overnight Financing Rate (“SOFR”) loans under the 2021 Credit Agreement was removed, and (iv) the interest rate margin applicable to all term loans under the 2021 Credit Agreement was removed. From and after the Fourth Amendment, the interest rate per annum applicable to the Term Loan is based on a fluctuating rate of interest equal to the sum of an applicable rate and, at the Company’s election from time to time, either:

(1) 1.00% in the case of base rate loans, and 2.00% in the case of SOFR (or Euro Interbank Offered Rate (“EURIBOR”) or Sterling Overnight Index Average (“SONIA”)) loans, and 2.00%, in the case of SOFR (or EURIBOR or SONIA) loans, if S&P and Moody’s Debt First Lien Leverage Ratio Ratings (as defined in the Credit Agreement) are below BB- (with a stable outlook) or below Ba3 (with a stable outlook) (or if for any reason this category does not apply, including if the Borrower has only one Debt Rating or the Borrower does not have any Debt Rating); or

(2) 0.75%, in the case of base rate loans, and 1.75%, in the case of SOFR (or EURIBOR or SONIA) loans, if S&P and Moody’s Debt First Lien Leverage Ratio Ratings are both BB- (with a stable outlook) or better and Ba3 (with a stable outlook) or better.

Beginning March 31, 2025, the term loans are repayable in quarterly installments in an amount equal to 0.25% of the original principal amount of the term loans with the balance payable at maturity, January 23, 2032.

As a result of the extended maturity date of the term loans to January 23, 2032, the Company’s 2021 Revolving Credit Facility matures on September 23, 2029.

On December 12, 2025, the Company entered into Amendment No. 5 (the “Fifth Amendment”) to the 2021 Credit Agreement.

Pursuant to the terms of the Fifth Amendment, the Company incurred incremental term loans in an aggregate principal amount $300.0 million, which were used to fund the Accelerated Share Repurchase (“ASR”) program.

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

Accelerated Share Repurchase Program

On December 12, 2025, the Company entered into an ASR with a third-party financial institution to repurchase $300.0 million of its common stock. At inception, the Company paid the financial institution $300.0 million using proceeds from the Fifth Amendment and cash on hand, and received an initial delivery of 33,240,998 shares, which were immediately retired. The shares received were equal to 80% of the prepayment amount based on the closing price of the common stock on December 11, 2025 of $7.22 per share. The Company expects to receive additional shares upon settlement of the ASR no later than June 30, 2026.

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

	Quarter Ended	2025	2024	2023
Software NDR	March 31	107%	107%	106%
	June 30	107%	107%	107%
	September 30	105%	106%	107%
	December 31	106%	105%	108%

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

	Quarter Ended	2025	2024	2023
Software GDR	March 31	99%	99%	99%
	June 30	99%	99%	99%
	September 30	99%	99%	98%
	December 31	99%	99%	99%

Key Factors Affecting Operating Results

The following are key factors affecting our operating results in the years ended December 31, 2025, 2024 and 2023:

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
•
Long-term customer relationships: We have strong customer relationships in the end-markets we serve, and these relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. We generate revenue through the sale of SaaS subscriptions and our average contract is approximately three to five years in duration. In 2025, our national carrier customers included 27 of the top 30 automotive insurers based on DWP, with average customer relationships spanning more than 10 years, as evidenced by our historical Software GDR of 98%-99%.
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
•
Investment in R&D: We have a strong track record of innovation and new solution delivery with our customers. We remain committed to delivering market-leading technology including AI solutions for the P&C insurance economy. We believe that maintaining our software solution leadership is imperative to our growth plan. As a result, we intend to continue making significant investments in research and development to improve and expand our software and AI solutions. Our research and development expenses totaled $227.5 million, $201.5 million and $173.1 million in the years ended December 31, 2025, 2024 and 2023, respectively. We expect that research and development will remain a key investment area for the foreseeable future.
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
•
Investment in Sales and Marketing: Our sales and marketing efforts are a key component of our growth strategy. Our investments in this area have enabled us to build and sustain our customer base while creating long-term customer relationships. We plan to continue to invest in our sales and marketing efforts, including adding sales personnel and expanding marketing activities, to support our business growth. Our selling and marketing expenses totaled $174.8 million, $142.2 million and $140.9 million, in the years ended December 31, 2025, 2024 and 2023, respectively. As the business continues to grow, we expect selling and marketing expenses to increase in absolute dollars for the foreseeable future.

Components of Results of Operations

Revenue

Revenue is derived from the sale of SaaS subscriptions and other revenue, primarily professional and other non-software services. Software subscription revenues are comprised of fees from customers for the right to use the hosted software over the contract period without taking possession of the software. These revenues are billed on either a subscription or transactional basis with subscription revenue recognized ratably over the contract period and transactional revenue recognized when the transaction for the related service occurs. We generally invoice software subscription agreements monthly either in advance or in arrears, over the subscription period. Software subscription revenue accounted for $1,013.9 million, $906.5 million and $830.1 million, or 96%, of total revenue during the years ended December 31, 2025, 2024 and 2023, respectively. We continue to expect software subscription revenue to be a high percentage of total revenue as software subscription revenue continues to be a key strategic priority.

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

Costs and Expenses

Cost of Revenues

Cost of Revenues, Exclusive of Amortization and Impairment of Acquired Technologies

These costs include costs of software subscription and professional services revenue. Our cost of revenues is primarily comprised of personnel costs, including stock-based compensation and costs of external resources used in the delivery of services to customers, including software configuration, integration and implementation services, and customer support activities, third party costs related to hosting the Company’s software for its customers, internal support of production infrastructure, IT security and production environment expenses, depreciation expense related to investments in new and enhanced customer solutions and platform development, and professional service, license and royalty fees paid to third parties. We expect cost of revenues, exclusive of amortization and impairment of acquired technologies, to increase in absolute dollars as we continue to hire personnel, require additional cloud infrastructure and incur data licensing and royalty fees in support of our revenue growth.

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

Non-operating income (expense)

Non-operating income (expense) is categorized as follows:

Interest Expense

Interest expense comprises interest incurred on our indebtedness (Note 15), and the Promissory Note to a minority investor (Note 18). We expect interest expense to vary each reporting period depending on the amount of outstanding indebtedness and prevailing interest rates.

Interest Income

Interest income comprises interest earned on our cash and cash equivalents balances. We expect interest income to vary each reporting period depending on the amount of our balances in interest bearing accounts and prevailing interest rates.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities comprises fair value adjustments of the private warrants assumed in connection with the Business Combination. In May 2024, we redeemed all of our outstanding private warrants and none were outstanding as of December 31, 2024. As all outstanding private warrants were redeemed in May 2024, no gain or loss on remeasurement of the private warrants was recognized for the year ended December 31, 2025.

Other (Expense) Income-Net

Other (expense) income-net consists primarily of changes in fair value of our interest rate swap and cap derivative instruments and income received from our interest rate swap and cap derivative instruments, as well as foreign currency transaction gains and losses related to the impact of transactions denominated in a foreign currency.

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

Results of Operations

Comparison of Fiscal Year Ended December 31, 2025 to Fiscal Year Ended December 31, 2024

	Year Ended December 31,		Change
(dollar amounts in thousands, except share and per share data)	2025	2024	$	%
Revenues	$1,057,001	$944,800	$112,201	11.9%
Cost of revenues, exclusive of amortization of acquired technologies	262,720	221,997	40,723	18.3%
Amortization of acquired technologies	17,473	9,000	8,473	94.1%
Cost of revenues(1)	280,193	230,997	49,196	21.3%
Gross profit	776,808	713,803	63,005	8.8%
Operating expenses:
Research and development(1)	227,496	201,493	26,003	12.9%
Selling and marketing(1)	174,786	142,217	32,569	22.9%
General and administrative(1)	206,637	218,220	(11,583)	-5.3%
Amortization of intangible assets	74,047	71,768	2,279	3.2%
Total operating expenses	682,966	633,698	49,268	7.8%
Operating income (loss)	93,842	80,105	13,737	17.1%
Other (expense) income—net:
Interest expense	(71,007)	(64,608)	(6,399)	9.9%
Interest income	4,882	12,203	(7,321)	-60.0%
Change in fair value of warrant liabilities	—	14,378	(14,378)	-100.0%
Other (expense) income—net	(6,188)	2,236	(8,424)	NM
Total other (expense) income—net	(72,313)	(35,791)	(36,522)	-102.0%
Pretax income (loss)	21,529	44,314	(22,785)	-51.4%
Income tax provision	(19,841)	(13,074)	(6,767)	51.8%
Net income including non-controlling interest	$1,688	$31,240	$(29,552)	-94.6%
Less: accretion of redeemable non-controlling interest	(1,276)	(5,095)	3,819	-75.0%
Net income attributable to CCC Intelligent Solutions Holdings Inc.'s Common Stockholders	$412	$26,145	$(25,733)	NM
Net income per share attributable to common stockholders:
Basic	$0.00	$0.04
Diluted	$0.00	$0.04
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	629,960,378	610,761,424
Diluted	659,585,375	641,875,525

NM—Not Meaningful

(1) Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenues	$11,109	$9,342
Research and development	57,099	47,191
Selling and marketing	44,218	28,083
General and administrative	62,968	86,422
Total stock-based compensation expense	$175,394	$171,038

Revenues

Revenue increased by $112.2 million to $1,057.0 million, or 11.9%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in revenue was primarily a result of 5% growth from existing customer upgrades and expanding solution offerings to these existing customers, 4% growth as a result of the acquisition of EvolutionIQ, and 3% growth from new customers.

Cost of Revenues

Cost of revenues increased by $49.2 million to $280.2 million, or 21.3%, for the year ended December 31, 2025, compared to the year ended December 31, 2024.

Cost of Revenues, Exclusive of Amortization and Impairment of Acquired Technologies

Cost of revenues, exclusive of amortization and impairment of acquired technologies, increased $40.7 million to $262.7 million, or 18.3%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to a $15.9 million increase in depreciation expense related to investments in new and enhanced customer solutions and platform development, $9.5 million increase in third party fees and direct costs associated with our revenue growth, a $8.1 million increase in personnel-related costs, including stock-based compensation, and a $8.3 million increase in IT related costs.

Amortization of Acquired Technologies

Amortization of acquired technologies was $17.5 million and $9.0 million for the years ended December 31, 2025 and 2024, respectively. The increase was primarily due to amortization recognized on acquired technologies as part of the acquisition of EvolutionIQ in January 2025, partially offset by certain acquired technology intangible assets reaching the end of their useful life in April 2024.

Gross Profit

Gross profit increased by $63 million to $776.8 million, or 8.8%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. Our gross profit margin was 73.5% for the year ended December 31, 2025 compared to 75.6% for the year ended December 31, 2024. The increase in gross profit reflects higher software subscription revenues and enhanced economies of scale from fixed cost arrangements, including contributions from the January 2025 EvolutionIQ acquisition. These factors were partially offset by an increase in cost of revenue.

Research and Development

Research and development expense increased by $26 million to $227.5 million, or 12.9%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to a $46.1 million increase in personnel-related costs, including a $9.9 million increase in stock-based compensation, primarily due to the acquisition of EvolutionIQ in January 2025, partially offset by a $10.0 million decrease in IT related costs, a $9.2 million increase in the amount of capitalized time on new and enhanced customer solutions and platform development, and a $0.8 million decrease in consulting and professional service costs.

Selling and Marketing

Selling and marketing expense increased by $32.6 million to $174.8 million, or 22.9%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to a $27.5 million increase in personnel-related costs, including a $16.1 million increase in stock-based compensation, primarily due to the acquisition of EvolutionIQ in January 2025, and a $3.1 million increase in consulting and professional service costs.

General and Administrative

General and administrative expense decreased by $11.6 million to $206.6 million, or -5.3%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily due to a $23.5 million decrease in stock-based compensation, partially offset by a $7.1 million increase in personnel-related costs, a $1.7 million increase in IT related costs, a $1.5 million increase in office rent, primarily due to the acquisition of EvolutionIQ in January 2025, and a $1.5 million increase in other business taxes.

Amortization of Intangible Assets

Amortization of intangible assets was $74.0 million and $71.8 million for the years ended December 31, 2025 and 2024, respectively. The increase in amortization of intangible assets was due to the intangible assets recognized as part of the acquisition of EvolutionIQ in January 2025.

Interest Expense

Interest expense increased by $6.4 million to $71.0 million, or 9.9%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was due to interest incurred on the Promissory Note Payable by CCC Cayman and its subsidiaries issued to a minority investor in May 2025 and interest incurred on an additional $225.0 million term loan as part of the third amendment for the 2021 Credit Agreement, entered into in January 2025, partially offset by lower variable interest rates during the year ended December 31, 2025, compared to the year ended December 31, 2024.

Interest Income

Interest income decreased $7.3 million to $4.9 million for the year ended December 31, 2025. The decrease was due to lower average balances within interest bearing accounts and money market funds during the year ended December 31, 2025.

Other (Expense) Income-Net

For the year ended December 31, 2025, we incurred other expense-net of $6.2 million, compared to other income-net of $2.2 million for the year ended December 31, 2024. The change was primarily attributable to a $5.4 million reduction in income from derivative instruments and a $3.2 million change in the fair value of derivative instruments.

Income Tax Provision

Income tax provision is $19.8 million for the year ended December 31, 2025, compared to $13.1 million for the year ended December 31, 2024. The income tax provision for the year ended December 31, 2025 was due to the Company’s taxable income, after the effect of permanent differences related to stock-based compensation expense. The income tax provision for the year ended December 31, 2024 was primarily due to the Company’s pretax income.

Comparison of Fiscal Year Ended December 31, 2024 to Fiscal Year Ended December 31, 2023

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 25, 2025, for the discussion of the comparison of the year ended December 31, 2024 to the year ended December 31, 2023, the earliest of the three fiscal years presented in the consolidated financial statements.

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

Adjusted Gross Profit

We believe that Adjusted Gross Profit, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Gross Profit is defined as gross profit adjusted for amortization of acquired technologies, stock-based compensation and related employer payroll tax and impairment of acquired technologies. The Adjusted Gross Margin is defined as Adjusted Gross Profit divided by Revenue.

The following table reconciles Gross Profit to Adjusted Gross Profit for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
(amounts in thousands, except percentages)	2025	2024	2023
Gross Profit	$776,808	$713,803	$636,159
Amortization of acquired technologies	17,473	9,000	26,464
Stock-based compensation and related employer payroll tax	11,599	9,943	9,129
Impairment of acquired technologies	—	—	431
Adjusted Gross Profit	$805,880	$732,746	$672,183
Gross Profit Margin	73%	76%	73%
Adjusted Gross Profit Margin	76%	78%	78%

Adjusted Operating Expenses

We believe that Adjusted Operating Expenses, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Expenses is defined as operating expenses adjusted for amortization of intangible assets, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential mergers and acquisitions (“M&A”), litigation proceeds (costs), net and costs in legal matters in which we were the plaintiff and related antitrust matters, equity transaction and related costs, including secondary offering costs, debt refinancing costs, change in fair value of contingent consideration and goodwill and intangible asset impairment charges.

The following table reconciles operating expenses to Adjusted Operating Expenses for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
(dollar amounts in thousands)	2025	2024	2023
Operating expenses	$682,966	$633,698	$660,084
Amortization of intangible assets	(74,047)	(71,768)	(71,972)
Stock-based compensation expense and related employer payroll tax	(169,686)	(167,865)	(138,578)
M&A and integration costs	(8,831)	(9,193)	(3,372)
Litigation proceeds (costs), net	3,665	(4,455)	(5,068)
Equity transaction costs, including secondary offering costs	(724)	(1,938)	(2,031)
Debt refinancing costs	(4,359)	—	—
Change in fair value of contingent consideration	—	100	—
Goodwill and intangible asset impairment charges	—	—	(82,311)
Adjusted operating expenses	$428,984	$378,579	$356,752

Adjusted Operating Income

We believe that Adjusted Operating Income, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Income is defined as operating income (loss) adjusted for amortization, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential M&A, litigation (proceeds) costs, net and costs in legal matters in which we are the plaintiff and related antitrust matters, equity transaction and related costs, including secondary offering costs, debt refinancing costs, change in fair value of contingent consideration and goodwill and intangible asset impairment charges.

The following table reconciles operating income (loss) to Adjusted Operating Income for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
(dollar amounts in thousands)	2025	2024	2023
Operating income (loss)	$93,842	$80,105	$(23,925)
Amortization of intangible assets	74,047	71,768	71,972
Amortization of acquired technologies—Cost of revenue	17,473	9,000	26,464
Stock-based compensation expense and related employer payroll tax	181,285	177,808	147,707
M&A and integration costs	8,831	9,193	3,372
Litigation (proceeds) costs, net	(3,665)	4,455	5,068
Equity transaction costs, including secondary offering costs	724	1,938	2,031
Debt refinancing costs	4,359	—	—
Change in fair value of contingent consideration	—	(100)	—
Goodwill and intangible asset impairment charges	—	—	82,742
Adjusted operating income	$376,896	$354,167	$315,431

Adjusted EBITDA

We believe that Adjusted EBITDA, as defined below, is useful in evaluating our operational performance distinct and apart from financing costs, certain expenses that may not be indicative of our recurring core business operating results and non-operational expenses. Adjusted EBITDA is defined as net income (loss) adjusted for interest, taxes, amortization, depreciation, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential M&A, litigation (proceeds) costs, net and costs in legal matters in which we are the plaintiff and related antitrust matters, equity transaction and related costs, including secondary offering costs, change in fair value of derivative instruments, income from derivative instruments, debt refinancing costs, change in fair value of contingent consideration, change in fair value of warrant liabilities, goodwill and intangible asset impairment charges. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenue.

The following table reconciles net income (loss) to Adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
(dollar amounts in thousands)	2025	2024	2023
Net income (loss)	$1,688	$31,240	$(90,071)
Interest expense	71,007	64,608	63,577
Interest income	(4,882)	(12,203)	(16,252)
Income tax provision	19,841	13,074	5,524
Amortization of intangible assets	74,047	71,768	71,972
Amortization of acquired technologies—Cost of revenue	17,473	9,000	26,464
Depreciation and amortization related to software, equipment and property	8,727	8,774	8,577
Depreciation and amortization related to software, equipment and property—Cost of revenue	50,033	34,134	28,325
Stock-based compensation expense and related employer payroll tax	181,285	177,808	147,707
M&A and integration costs	8,831	9,193	3,372
Litigation (proceeds) costs, net	(3,665)	4,455	5,068
Equity transaction costs, including secondary offering costs	724	1,938	2,031
Change in fair value of derivative instruments	8,386	5,233	5,743
Income from derivative instruments	(1,811)	(7,167)	(6,460)
Debt refinancing costs	4,359	—	—
Change in fair value of contingent consideration	—	(100)	—
Change in fair value of warrant liabilities	—	(14,378)	15,096
Goodwill and intangible asset impairment charges	—	—	82,742
Adjusted EBITDA	$436,043	$397,377	$353,415
Adjusted EBITDA Margin	41%	42%	41%

Adjusted Net Income and Adjusted Earnings Per Share

We believe that Adjusted Net Income, as defined below, and Adjusted Earnings Per Share are useful in evaluating our operational performance distinct and apart from certain expenses that may not be indicative of our recurring core business operating results. Adjusted Net Income is defined as net income (loss) adjusted for the after-tax effects of amortization, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential M&A, litigation (proceeds) costs, net and costs in legal matters in which we are the plaintiff and related antitrust matters, equity transaction and related costs, including secondary offering costs, change in fair value of derivative instruments, debt refinancing costs change in fair value of contingent consideration, change in fair value of warrant liabilities and goodwill and intangible asset impairment charges.

The following table reconciles net income (loss) to Adjusted Net Income and Adjusted Earnings per Share for the years ended December 31, 2025, 2024 and 2023.

	Year ended December 31,
(dollar amounts in thousands)	2025	2024	2023
Net income (loss)	$1,688	$31,240	$(90,071)
Amortization of intangible assets	74,047	71,768	71,972
Amortization of acquired technologies—Cost of revenue	17,473	9,000	26,464
Stock-based compensation expense and related employer payroll tax	181,285	177,808	147,707
M&A and integration costs	8,831	9,193	3,372
Litigation (proceeds) costs, net	(3,665)	4,455	5,068
Equity transaction costs, including secondary offering costs	724	1,938	2,031
Change in fair value of derivative instruments	8,386	5,233	5,743
Debt refinancing costs	4,359	—	—
Change in fair value of contingent consideration	—	(100)	—
Change in fair value of warrant liabilities	—	(14,378)	15,096
Goodwill and intangible asset impairment charges	—	—	82,742
Tax effect of adjustments	(55,105)	(58,086)	(59,638)
Adjusted net income	$238,023	$238,071	$210,486
Adjusted net income per share attributable to common stockholders
Basic	$0.38	$0.39	$0.34
Diluted	$0.36	$0.37	$0.32

Weighted average shares outstanding
Basic	629,960,378	610,761,424	617,889,384
Diluted	659,585,375	641,875,525	651,587,360

Free Cash Flow

We believe that Free Cash Flow, as defined below, provides meaningful supplemental information regarding our ability to generate cash and fund our operations and capital expenditures. Free Cash Flow is defined as net cash provided by operating activities less cash used for the purchases of software, equipment and property.

The following table reconciles net cash provided by operating activities to Free Cash Flow for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
(dollar amounts in thousands)	2025	2024	2023
Net cash provided by operating activities	$315,479	$283,886	$250,033
Less: Purchases of software, equipment, and property	(60,971)	(53,012)	(55,032)
Free Cash Flow	$254,508	$230,874	$195,001

Liquidity and Capital Resources

We have financed our operations with cash flows from operations. The Company generated $315.5 million of cash flows from operating activities for the year ended December 31, 2025. As of December 31, 2025, the Company had cash and cash equivalents of $111.2 million and a working capital surplus of $101.0 million. As of December 31, 2025, the Company had an accumulated deficit totaling $1,695.1 million and $1,291.0 million principal outstanding on our term loan.

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

2021 Credit Agreement — The 2021 Credit Agreement originally consisted of an $800.0 million term loan, the proceeds of which, with cash on hand were used to repay all outstanding borrowings under the Company’s previous credit agreement. The 2021 Credit Agreement also includes a revolving credit facility (“2021 Revolving Credit Facility”) for an aggregate principal amount of $250.0 million. The 2021 Revolving Credit Facility has a sublimit of $75.0 million for letters of credit.

2024 Refinancing — In September 2024, the Company entered into Amendment No. 2 to the 2021 Credit Agreement (the “Second Amendment”) to (i) remove the secured overnight financing rate (“SOFR”) credit adjustment applicable to the 2021 Revolving Credit Facility and (ii) reduce the applicable interest rate for the 2021 Revolving Credit Facility by 0.25%. Additionally, the maturity date for the 2021 Revolving Credit Facility was extended to September 23, 2029, subject to a springing maturity date of June 22, 2028 if greater than $234.0 million of the initial Term Loan B remains outstanding as of such date.

At the time of entering into the 2021 Credit Agreement, the Company incurred $3.1 million in financing costs related to the 2021 Revolving Credit Facility. The Company incurred $0.7 million in financing costs related to the Second Amendment. These costs were recorded to a deferred financing fees asset account and are being amortized to interest expense over the term of the 2021 Revolving Credit Facility. As of December 31, 2025 and December 31, 2024, the deferred financing fees asset balance was $1.4 million and $1.7 million, respectively.

2025 Additional Borrowing and Refinancing — On January 6, 2025, in conjunction with the acquisition of EvolutionIQ (Note 3), the Company entered into the Third Amendment to the 2021 Credit Agreement that provided the Company with incremental term loans in an aggregate principal amount of $225.0 million (the "Incremental Term Loans"). Immediately after the Third Amendment, the Incremental Term Loans were repayable in quarterly installments in an amount equal to 0.25% of the original principal amount, with the balance payable at maturity, September 21, 2028.

Immediately after the Third Amendment, the interest rate per annum applicable to the Incremental Term Loans were based on a fluctuating rate of interest, determined by the Company's leverage ratio, as defined in the 2021 Credit Agreement. In connection with the Fourth Amendment (as defined below), the Incremental Term Loans were refinanced together with other term loans outlined in the following paragraphs.

On January 23, 2025, the Company entered into the Fourth Amendment to the 2021 Credit Agreement.

Pursuant to the terms of the Fourth Amendment, (i) the Company incurred incremental term loans in an aggregate principal amount of $225.0 million, which were used to refinance certain outstanding incremental term loans (including the Incremental Term Loans), (ii) the maturity of all term loans under the 2021 Credit Agreement was extended to January 23, 2032, (iii) the credit spread adjustment applicable to SOFR loans under the 2021 Credit Agreement was removed, and (iv) interest rate margin applicable to all term loans under the 2021 Credit Agreement was removed.

On December 12, 2025, the Company entered into the Fifth Amendment to the 2021 Credit Agreement.

Pursuant to the terms of the Fifth Amendment, the Company incurred incremental term loans in an aggregate principal amount $300.0 million, which were used to fund the ASR program (Note 19).

All other terms and conditions within the Company’s 2021 Credit Agreement were unchanged as part of the Amendments.

Upon execution of the Fifth Amendment, the Company had outstanding borrowings under all term loans under the 2021 Credit Agreement of $1,291 million (the “Term Loan”) and a revolving credit facility for an aggregate principal amount of $250.0 million (the “2021 Revolving Credit Facility” and together with the Term Loan, the “2021 Credit Facilities”).

The Company incurred $6.5 million in costs related to the Third Amendment and Fourth Amendment, recorded as contra debt. The Company incurred $1.2 million in costs related to the Fifth Amendment, recorded as contra debt. These costs are being amortized to interest expense over the term of the Term Loan using the effective interest method.

The Term Loan requires quarterly principal payments of $3.3 million until December 31, 2031, with the remaining outstanding principal amount required to be paid on the maturity date, January 23, 2032. If the Company’s leverage ratio, as defined in the 2021 Credit Agreement is greater than 3.5, the Term Loan requires a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. As of December 31, 2025 and 2024, the Company’s leverage ratio did not exceed the 3.5 threshold and the Company was not subject to the annual excess cash flow calculation, and as such, not required to make a prepayment of principal.

As of December 31, 2025 and 2024, the amount outstanding on the Term Loan is $1,291.0 million and $776.0 million, respectively, of which $13.0 million and $8.0 million, respectively, is classified as current in the accompanying consolidated balance sheets.

Borrowings under the 2021 Credit Facilities bore interest at rates based on the ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries’ consolidated first lien net indebtedness to consolidated EBITDA for applicable periods specified in the 2021 Credit Agreement.

From and after the Fourth Amendment, the interest rate per annum applicable to the Term Loan is based on a fluctuating rate of interest equal to the sum of an applicable rate and, at the Company’s election from time to time, either:

(1) 1.00% in the case of base rate loans, and 2.00%, in the case of SOFR (or the Euro Interbank Offer Rate ("EURIBOR") or the Sterling Overnight Indexed Average ("SONIA")) loans, if S&P and Moody’s Debt First Lien Leverage Ratio Ratings (as defined in the Credit Agreement) are below BB- (with a stable outlook) or below Ba3 (with a stable outlook) (or if for any reason this category does not apply, including if the Borrower has only one Debt Rating or the Borrower does not have any Debt Rating); or

(2) 0.75%, in the case of base rate loans, and 1.75%, in the case of SOFR (or EURIBOR or SONIA) loans, if S&P and Moody’s Debt First Lien Leverage Ratio Ratings are both BB- (with a stable outlook) or better and Ba3 (with a stable outlook) or better.

Prior to the Fourth Amendment, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest equal to the sum of an applicable rate and term SOFR (or EURIBOR or SONIA) with a term, as selected by the Company, of one, three or six months (subject to (x) in the case of term loans, a 0.50% per annum floor and (y) in the case of revolving loans, a 0.00% per annum floor).

A quarterly commitment fee of up to 0.50% is payable on the unused portion of the 2021 Revolving Credit Facility.

During the years ended December 31, 2025, 2024, and 2023, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 6.2%, 7.6% and 7.5%, respectively.

As of December 31, 2025 and December 31, 2024, the Company has an outstanding standby letter of credit for $1.1 million and $0.7 million, respectively, which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility. As of December 31, 2025 and 2024, $248.9 million and $249.3 million, respectively, was available to be borrowed.

Borrowings under the 2021 Credit Agreement are guaranteed by Cypress Holdings Intermediate Holdings II, LLC., and certain of its US subsidiaries by a perfected first priority lien on the stock of CCC Intelligent Solutions Inc., and substantially all of its assets, subject to various limitations and exceptions.

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

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments of the Company, the leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of December 31, 2025 and 2024.

Interest Rate Caps—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The interest rate cap agreements had an aggregate notional amount of $600.0 million and a one-month SOFR cap rate of 4.00%.

The fair value of the interest rate cap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore, was classified within Level 2 of the fair value hierarchy as of December 31, 2024. The Company did not designate its interest rate cap agreements as hedging instruments and records the changes in fair value within earnings. As of December 31, 2025, the interest rate cap agreements had no fair value within the accompanying consolidated balance sheet. The interest rate cap agreements expired in July 2025.

Cash received related to the interest rate cap agreements was $1.4 million, $7.2 million, and $6.5 million for the years ended December 31, 2025, 2024, and 2023, respectively, recorded within other (expense) income-net on the consolidated statement of operations and comprehensive income (loss).

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

The fair value of the interest rate swap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore, was classified within Level 2 of the fair value hierarchy as of December 31, 2025. The Company does not designate its interest rate swap agreements as hedging instruments and records the changes in fair value within earnings. As of December 31, 2025, the aggregate fair value of the Swaps was a liability of $7.4 million (see Note 5).

Net cash received related to the Swaps was $0.4 million for the years ended December 31, 2025, recorded within other (expense) income-net on the consolidated statement of operations and comprehensive income (loss).

Contractual Obligations and Commitments

Our estimated future contractual obligations and commitments as of December 31, 2025 consist of:

•
Principal payments related to our long-term debt and related periodic interest payments;
•
Operating lease liabilities;
•
Long-term licensing agreement; and
•
Other contractual purchase obligations.

Refer to Note 6 “Income Taxes,” Note 10 “Leases,” Note 15 “Long-Term Debt,” Note 16 “Long-Term Licensing Agreement,” and Note 23 “Commitments” to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding our material contractual obligations and commitments.

Cash Flows

The following table provides a summary of cash flow data for the years ended December 31, 2025, and 2024:

	Year ended December 31,
(dollar amounts in thousands)	2025	2024
Net cash provided by operating activities	$315,479	$283,886
Net cash used in investing activities	(471,383)	(53,012)
Net cash used in by financing activities	(132,113)	(27,294)
Net effect of exchange rate change	226	(169)
Change in cash and cash equivalents	$(287,791)	$203,411

2025

Net cash provided by operating activities was $315.5 million for the year ended December 31, 2025. Net cash provided by operating activities consists of net income of $1.7 million, adjusted for $356.8 million of non-cash items, $(32.0) million for changes in working capital and $(11.0) million for the effect of changes in other operating assets and liabilities. Significant non-cash adjustments include stock-based compensation expense of $175.4 million, depreciation and amortization of $150.3, change in fair value of derivative instruments of $8.4 million and deferred income tax benefits of $18.5 million. The change in working capital was primarily a result of a $30.1 million increase in accounts receivable due to revenue growth and the timing of payments, a $25.9 million change in income taxes due to timing of payments, partially offset by a $12.1 million increase in accounts payable, a $8.1 million increase in accrued expenses and costs and a $6.4 million increase in deferred revenue.

Net cash used in investing activities was $471.4 million for the year ended December 31, 2025. Net cash used in investing activities was due to $410.4 million used for the acquisition of EvolutionIQ and $61.0 million of capitalized internally developed software projects and purchases of software, equipment, and property.

Net cash used in financing activities was $132.1 million for the year ended December 31, 2025. Net cash used by financing activities was primarily due to $600.6 million for the repurchase of common stock, $48.5 million of payments for employee tax liabilities related to the net share settlement of employee equity awards, $10.0 million of principal payments of long-term debt, and $7.7 million of payments for fees associated with a debt modifications, partially offset by $525.0 million of incremental term loans used for the acquisition of EvolutionIQ and the Accelerated Share Repurchase program, $5.0 million of proceeds from the issuance of stock under the employee stock purchase plan, and $4.7 million of proceeds from stock option exercises.

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
Business Combinations

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

The Company may occasionally recognize an adjustment in revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to the Company’s assessment of whether an estimate of variable consideration is constrained. For the years ended December 31, 2025, 2024 and 2023, the impact on revenue recognized in the respective period, from performance obligations partially or fully satisfied in the previous period, was not significant.

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

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment. In estimating the fair value of a reporting unit for the purposes of our annual or periodic impairment analyses, we make estimates and significant judgments about the future cash flows of that reporting unit. These estimates of future cash flows are dependent on internal forecasts and determination of the Company’s weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit. Our cash flow forecasts are based on assumptions that represent the highest and best use for our reporting units. Changes in judgment on these assumptions and estimates could result in goodwill impairment charges. We believe that the assumptions and estimates utilized are appropriate based on the information available to management.

We have three reporting units, Domestic, EvolutionIQ, and China, for purposes of analyzing goodwill.

For the Domestic reporting unit, the Company performed a quantitative goodwill impairment assessment as of November 30, 2025. The fair value of the reporting unit exceeded its carrying value, and no impairment was recorded. For the years ended December 31, 2024, and December 31, 2023, the Company performed a qualitative assessment as of November 30, for its Domestic reporting unit’s goodwill and trademark indefinite life intangible assets. For the qualitative analysis, the Company assessed several events and circumstances that could affect the significant inputs used to determine the fair values of the reporting unit and trademarks, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, key management turnover, and earnings quality and sustainability. There were no unanticipated changes or negative indicators in the above qualitative factors that would impact the fair values as of the annual impairment date. As such, the Company determined there were no indicators of impairment and that it is more likely than not that the fair value of the reporting unit and trademarks are greater than their carrying values and therefore performing the next step of the impairment test was unnecessary.

For the EvolutionIQ reporting unit, which was acquired in January 2025, the Company performed a quantitative goodwill impairment assessment as of November 30, 2025. The fair value of the reporting unit exceeded its carrying value, and no impairment was recorded. No goodwill impairment assessments were required for EvolutionIQ in 2024 or 2023, as the acquisition occurred in 2025.

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

There was no impairment charge recorded during the years ended December 31, 2025 and 2024. During the year ended December 31, 2023, the Company recorded an impairment charge to its China reporting unit’s customer relationships and acquired technologies intangible assets.

The Company’s forecast of the China reporting unit’s expected cash flows indicated the carrying amounts of the intangible assets were not recoverable and therefore the Company recorded an impairment charge of $5.3 million.

Stock-based Compensation

The Company accounts for stock-based compensation plans in accordance with ASC 718, Compensation—Stock Compensation, which requires the recognition of expense measured based on the grant date fair value of the stock-based awards. Our stock-based awards include stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and shares issued through our employee stock purchase program. Stock-based payment awards that are settled in cash are accounted for as liabilities. Our stock-based awards have service-based vesting, performance-based vesting and performance-based vesting subject to a market condition.

The grant date fair value of our service-based awards, excluding RSUs and RSAs, is determined using the Black-Scholes option-pricing model. The fair value of each service-based and performance-based RSU is determined using the fair value of the underlying common stock on the date of grant. The fair value of each award with performance-based vesting subject to a market condition is determined using a Monte Carlo simulation model.

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

Business Combinations

The results of a business acquired in a business combination are included in our consolidated financial statements as of the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

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

Goodwill and intangible assets recognized in connection with our acquisition of EvolutionIQ in January 2025 was $537.8 million and $167.9 million, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on $1,291.0 million of borrowings at December 31, 2025 that are floating rate obligations. These market risks result primarily from changes in SOFR.

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

As of December 31, 2025, a 100-basis point increase in interest rates would increase annual interest expense by $12.9 million.

To reduce our exposure to increases in interest rates applicable to our floating rate long-term debt, we have three interest rate swap agreements where we pay an average fixed interest rate of 3.94% on an aggregate notional amount corresponding to borrowings of $750.0 million in exchange for receipts on the same notional amount at a floating interest rate based on the applicable SOFR at the time of payment. The Swaps expire on July 31, 2027.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CCC Intelligent Solutions Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CCC Intelligent Solutions Holdings Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), mezzanine equity and stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Refer to Notes 2 and 4 to the financial statements.

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
•
Identified the significant systems used to process revenue transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.

•
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

Acquisition of EvolutionIQ, Inc. — Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

The Company completed its acquisition of EvolutionIQ, Inc. for a total consideration of $674.3 million on January 6, 2025. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including acquired technology of $134.3M and customer relationships of $32.3 million (the “acquired intangible assets”). Management estimated the fair value of the acquired technology using the multi-period excess earnings method. Management estimated the fair value of the customer relationships using the distributor method. The fair value determination of the acquired technology and customer relationships required management to make significant estimates and assumptions, including future revenue projections and judgments on discount rates.

We identified the fair value of the acquired intangible assets from the EvolutionIQ acquisition as a critical audit matter because of the significant business assumptions and estimates used in the valuation of acquired intangible assets that possess higher degrees of complexity and sensitivity to the valuations. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our internal fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions. The significant assumptions and estimates used to estimate the fair value of EvolutionIQ’s acquired technology and customer relationships relate primarily to the future revenue projections and the discount rates applied to the future cash flows.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of the acquired technology and customer relationships as they relate to significant assumptions and estimates including future revenue projections and discount rates included the following, among others:

•
We tested the effectiveness of internal controls over the valuation and accounting for the acquired technology and customer relationships, including management’s controls related to the future revenue projections and discount rates.
•
We assessed the reasonableness of management’s future projected revenue by comparing the projections to historical results, certain peer companies, industry data, and Board of Directors presentations.
•
We evaluated whether the future projected revenue was consistent with evidence obtained in other areas of the audit.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rates by:
•
Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculation.
•
Developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/Deloitte & Touche LLP

Chicago, IL

February 24, 2026

We have served as the Company's auditor since 2006.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2025 AND 2024

(In thousands, except share data)

	December 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,192	$398,983
Accounts receivable—Net of allowances of $3,773 and $4,692 as of December 31, 2025 and 2024, respectively	137,056	106,578
Income taxes receivable	33,274	7,743
Deferred contract costs	24,923	22,373
Other current assets	28,653	28,973
Total current assets	335,098	564,650
SOFTWARE, EQUIPMENT, AND PROPERTY—Net	166,796	172,079
OPERATING LEASE ASSETS	36,047	29,762
INTANGIBLE ASSETS—Net	1,010,658	934,278
GOODWILL	1,955,551	1,417,724
DEFERRED FINANCING FEES, REVOLVER—Net	1,368	1,743
DEFERRED CONTRACT COSTS	22,479	18,692
EQUITY METHOD INVESTMENT	10,228	10,228
OTHER ASSETS	35,207	34,062
TOTAL	$3,573,432	$3,183,218
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,954	$18,393
Accrued expenses	80,897	72,543
Income taxes payable	—	80
Current portion of long-term debt	13,033	8,000
Current portion of long-term licensing agreement—Net	3,466	3,257
Operating lease liabilities	7,785	7,658
Deferred revenue	72,793	44,915
Note payable to minority investor	25,197	—
Total current liabilities	234,125	154,846

LONG-TERM DEBT—Net	1,264,941	761,053
DEFERRED INCOME TAXES—Net	199,311	164,844
LONG-TERM LICENSING AGREEMENT—Net	20,968	24,435
OPERATING LEASE LIABILITIES	51,467	47,235
OTHER LIABILITIES	15,610	11,303
Total liabilities	1,786,422	1,163,716

COMMITMENTS AND CONTINGENCIES (Notes 23 and 24)
MEZZANINE EQUITY:
Redeemable non-controlling interest	—	21,679
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par; 5,000,000,000 shares authorized; 605,449,050 and 629,207,115 shares issued and outstanding at December 31, 2025 and 2024, respectively	60	63
Additional paid-in capital	3,483,031	3,094,182
Accumulated deficit	(1,695,057)	(1,095,227)
Accumulated other comprehensive loss	(1,024)	(1,195)
Total stockholders’ equity	1,787,010	1,997,823
TOTAL	$3,573,432	$3,183,218

See notes to consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(In thousands, except share and per share data)

	2025	2024	2023

REVENUES	$1,057,001	$944,800	$866,378
COST OF REVENUES
Cost of revenues, exclusive of amortization and impairment of acquired technologies	262,720	221,997	203,324
Amortization of acquired technologies	17,473	9,000	26,464
Impairment of acquired technologies	—	—	431
Total cost of revenues	280,193	230,997	230,219
GROSS PROFIT	776,808	713,803	636,159
OPERATING EXPENSES:
Research and development	227,496	201,493	173,106
Selling and marketing	174,786	142,217	140,851
General and administrative	206,637	218,220	191,844
Amortization of intangible assets	74,047	71,768	71,972
Impairment of goodwill	—	—	77,405
Impairment of intangible assets	—	—	4,906
Total operating expenses	682,966	633,698	660,084
OPERATING INCOME (LOSS)	93,842	80,105	(23,925)
INTEREST EXPENSE	(71,007)	(64,608)	(63,577)
INTEREST INCOME	4,882	12,203	16,252
CHANGE IN FAIR VALUE OF WARRANT LIABILITIES	—	14,378	(15,096)
OTHER (EXPENSE) INCOME—Net	(6,188)	2,236	1,799
PRETAX INCOME (LOSS)	21,529	44,314	(84,547)
INCOME TAX PROVISION	(19,841)	(13,074)	(5,524)
NET INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	1,688	31,240	(90,071)
LESS: ACCRETION OF REDEEMABLE NON-CONTROLLING INTEREST	(1,276)	(5,095)	(2,405)
NET INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC.'s COMMON STOCKHOLDERS	$412	$26,145	$(92,476)

Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$0.04	$(0.15)
Diluted	$0.00	$0.04	$(0.15)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	629,960,378	610,761,424	617,889,384
Diluted	659,585,375	641,875,525	617,889,384
COMPREHENSIVE INCOME (LOSS):
Net income (loss) including non-controlling interest	1,688	31,240	(90,071)
Other comprehensive income (loss)—Foreign currency translation adjustment	171	(122)	(189)
COMPREHENSIVE INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	1,859	31,118	(90,260)
Less: accretion of redeemable non-controlling interest	(1,276)	(5,095)	(2,405)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$583	$26,023	$(92,665)

See notes to consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(In thousands, except number of shares)

		Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding				Accumulated
	Redeemable					Additional		Other	Total
	Non-Controlling	Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
	Interest	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity

BALANCE—December 31, 2022	14,179	—	$—	622,072,905	$62	$2,754,055	$(707,946)	$(884)	$2,045,287
Stock-based compensation expense	—	—	—	—	—	144,628	—	—	144,628
Exercise of stock options—Net of tax	—	—	—	8,923,718	1	25,433	—	—	25,434
Issuance of common stock under employee stock purchase plan	—	—	—	641,691	—	4,761	—	—	4,761
Issuance of common stock upon vesting of RSUs—Net of tax	—	—	—	3,990,467	—	(16,715)	—	—	(16,715)
Repurchase and retirement of common stock	—	—	—	(32,500,000)	(3)	—	(328,450)	—	(328,453)
Accretion of redeemable non-controlling interest	2,405	—	—	—	—	(2,405)	—	—	(2,405)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(189)	(189)
Net loss	—	—	—	—	—	—	(90,071)	—	(90,071)
BALANCE—December 31, 2023	16,584	—	—	603,128,781	60	2,909,757	(1,126,467)	(1,073)	1,782,277
Stock-based compensation expense	—	—	—	—	—	171,038	—	—	171,038
Exercise of stock options—Net of tax	—	—	—	12,427,044	2	33,442	—	—	33,444
Issuance of common stock under employee stock purchase plan	—	—	—	608,891	—	5,745	—	—	5,745
Issuance of common stock upon vesting of RSUs—Net of tax	—	—	—	9,233,199	1	(57,827)	—	—	(57,826)
Warrant redemption	—	—	—	3,809,200	—	37,122	—	—	37,122
Accretion of redeemable non-controlling interest	5,095	—	—	—	—	(5,095)	—	—	(5,095)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(122)	(122)
Net income	—	—	—	—	—	—	31,240	—	31,240
BALANCE—December 31, 2024	21,679	—	—	629,207,115	63	3,094,182	(1,095,227)	(1,195)	1,997,823
Stock-based compensation expense	—	—	—	—	—	175,394	—	—	175,394
Exercise of stock options—Net of tax	—	—	—	1,496,563	—	4,703	—	—	4,703
Issuance of common stock under employee stock purchase plan	—	—	—	599,176	—	5,044	—	—	5,044
Issuance of common stock upon vesting of RSUs—Net of tax (1)	—	—	—	12,789,110	1	(45,454)	—	—	(45,453)
Issuance of restricted stock awards for business acquisition	—	—	—	792,174	—	—	—	—	—
Issuance of common stock for business acquisition (2)	—	—	—	26,035,603	3	250,438	—	—	250,441
Repurchase and retirement of common stock	—	—	—	(65,470,691)	(7)	—	(600,560)	—	(600,567)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(958)	—	(958)
Accretion of redeemable non-controlling interest	1,276	—	—	—	—	(1,276)	—	—	(1,276)
Reclassification of redeemable non-controlling interest to note payable to minority investor	(22,955)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	171	171
Net income	—	—	—	—	—	—	1,688	—	1,688
BALANCE—December 31, 2025	$—	—	$—	605,449,050	$60	$3,483,031	$(1,695,057)	$(1,024)	$1,787,010

(1) Includes issuance of shares related to the option holdback in connection with the acquisition of EvolutionIQ, Inc.(see Note 3)

(2) Issuance of common stock for business acquisition includes 10,356,096 of restricted shares of common stock subject to re-vesting requirements (see Note 19)

See notes to consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(In thousands)

	2025	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,688	$31,240	$(90,071)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of software, equipment, and property	58,760	42,908	36,902
Amortization of intangible assets	91,520	80,768	98,436
Impairment of goodwill and intangible assets	—	—	82,742
Deferred income taxes	18,497	(30,521)	(46,333)
Stock-based compensation	175,394	171,038	144,518
Amortization of deferred financing fees	1,887	1,871	1,753
Amortization of discount on debt	153	261	233
Change in fair value of derivative instruments	8,386	5,233	5,743
Change in fair value of warrant liabilities	—	(14,378)	15,096
Change in fair value of estimated contingent consideration	—	(100)	—
Non-cash lease expense	—	—	1,232
Loss on disposal of software, equipment and property	2	302	79
Noncash interest expense	2,242	—	—
Other	—	221	620
Changes in:
Accounts receivable—Net	(30,119)	(4,196)	(4,001)
Deferred contract costs	(2,550)	(4,473)	(1,344)
Other current assets	(28)	4,319	4,046
Deferred contract costs—Non-current	(3,787)	3,610	(2,141)
Other assets	(1,146)	2,771	(3,649)
Operating lease assets	2,556	2,301	1,186
Income taxes	(25,944)	(7,147)	4,984
Accounts payable	12,133	2,070	(11,270)
Accrued expenses	8,067	797	1,041
Operating lease liabilities	(4,482)	(4,298)	(2,145)
Deferred revenues	6,418	1,355	8,321
Other liabilities	(4,168)	(2,066)	4,055
Net cash provided by operating activities	315,479	283,886	250,033
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of software, equipment, and property	(60,971)	(53,012)	(55,032)
Acquisition of EvolutionIQ, Inc., net of cash acquired	(410,412)	—	—
Net cash used in investing activities	(471,383)	(53,012)	(55,032)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,703	33,506	25,381
Proceeds from employee stock purchase plan	5,044	5,745	4,761
Principal payments on long-term debt	(10,010)	(8,000)	(8,000)
Payments for employee taxes withheld upon vesting of equity awards	(48,549)	(57,826)	(16,715)
Payment of fees associated with the debt and revolver debt modifications	(7,734)	(719)	—
Repurchase of common stock	(600,567)	—	(328,453)
Proceeds from issuance of long-term debt	525,000	—	—
Net cash used in financing activities	(132,113)	(27,294)	(323,026)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	226	(169)	(191)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(287,791)	203,411	(128,216)
CASH AND CASH EQUIVALENTS:
Beginning of period	398,983	195,572	323,788
End of period	$111,192	$398,983	$195,572
NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash purchases of software, equipment, and property	$79	$7,154	$2,044
Fair value of redeemed private warrants	$—	$37,122	$—
Stock issued related to the acquisition of EvolutionIQ, Inc	$250,441	$—	$—
Issuance of promissory note to minority investor of redeemable preferred shares	$22,955	$—	$—
Excise tax accrued on repurchase of common stock	$958	$—	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$66,704	$62,898	$61,367
Cash paid for income taxes—Net	$28,595	$50,742	$42,948

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

The Company’s cloud-based SaaS platform connects trading partners, facilitates commerce, and supports mission-critical, artificial intelligence (“AI”) enabled digital workflows.

The Company is headquartered in Chicago, Illinois. The Company’s primary operations are in the United States (“US”) and it also has operations in China.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated balance sheets as of December 31, 2025 and 2024, the consolidated statements of operations and comprehensive income (loss), the consolidated statements of mezzanine equity and stockholders’ equity, and the consolidated statements of cash flows for the years ended December 31, 2025, 2024 and 2023, have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

Basis of Accounting—The accompanying consolidated financial statements are prepared in accordance with GAAP and include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the accounts of wholly-owned and majority-owned subsidiaries. The ownership interest of the minority investor as of December 31, 2024 is recorded as a non-controlling interest in CCCIS Cayman Holdings Limited (“CCC Cayman”), the parent of the Company’s China operations.

Use of Estimates—The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts, and the disclosures of contingent amounts in the Company’s consolidated financial statements and the accompanying notes. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Although the Company regularly assesses its estimates, actual results could differ from management’s estimates if past experience or other assumptions are not substantially accurate. Changes in estimates are recorded in the period in which they become known. Significant estimates in these consolidated financial statements include the estimation of contract transaction prices, the determination of the amortization period for contract assets, the valuation of goodwill and intangible assets, and the estimates and assumptions associated with stock incentive plans.

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

During the years ended December 31, 2025, 2024, and 2023 no single customer represented more than 10% of revenue.

As of December 31, 2025 and 2024, a single customer accounted for approximately 11% of total accounts receivable; no other customer accounted for 10% or more.

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

The Company may occasionally recognize an adjustment in revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to the Company’s assessment of whether an estimate of variable consideration is constrained. For the years ended December 31, 2025, 2024 and 2023, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, was not significant.

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

Cost of Revenues—Cost of revenues is primarily composed of personnel costs, including stock-based compensation, and costs of external resources used in the delivery of services to customers, including software configuration, integration and implementation services, customer support activities, third party costs related to hosting the Company’s software for its customers, internal support of production infrastructure, information technology (“IT”) security costs, depreciation expense, and data licensing and royalty fees paid to third parties. Cost of revenues also includes amortization of internal use software, including capitalized development costs, and amortization and impairment of acquired technologies.

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

The Company expenses advertising and other promotional expenditures as incurred. Advertising expenses were $2.2 million, $2.0 million and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Stock-Based Compensation—The Company’s stock-based compensation plans are described in Note 21. The Company accounts for stock-based payment awards based on the grant date fair value. The incremental fair value of modifications to stock-based payment awards is estimated at the date of modification. Stock-based awards that are settled in cash are accounted for as liabilities. The Company recognizes stock-based compensation expense for only the portion of awards expected to vest, based on an estimated forfeiture rate.

The Company recognizes stock-based compensation expense for time-based awards on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Stock-based compensation for performance based awards is recognized on a straight-line basis over the performance period based on the number of awards that are probable of vesting. Stock-based compensation expense for performance-based awards with a market condition is recognized over the estimated service period, regardless of whether the market condition is satisfied.

The fair value of restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) with only a time-based vesting component or RSUs with a performance-based vesting component is determined using the quoted price of our common stock on the date of grant. As of each reporting period, we estimate the number of RSUs with a performance-based vesting component that are expected to vest based on our current estimate of performance compared to the target metrics and record a cumulative-effect adjustment to stock-based compensation expense when necessary. For stock-based awards that are accounted for as liabilities, we remeasure the fair value of the associated liability at each reporting date through settlement using the Black-Scholes option pricing model and recognize the adjustment as stock-based compensation expense.

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

For the years ended December 31, 2025 and 2024, the Company performed its annual impairment tests as of November 30 for its goodwill and indefinite lived intangible assets and determined no impairment existed.

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

There were no events or changes in circumstances that indicated the carrying value may not be recoverable and no impairment charges were recognized during the years ended December 31, 2025 and 2024.

During the year ended December 31, 2023, the Company performed the recoverability test on its China reporting unit’s intangible assets due to events which indicated the carrying amount may not be recoverable. As a result, the Company recorded impairment charges totaling $5.3 million (see Note 11).

Equity Method Investment—The Company accounts for its 7% investment in a limited partnership using the equity method of accounting. Under the equity method of accounting, the investee’s accounts are not reflected within the Company’s consolidated balance sheets and consolidated statements of operations and comprehensive income (loss). The Company’s investment was initially recognized at cost and adjusted thereafter for the post acquisition changes in the Company’s share of the investee’s earnings which would be recorded in other (expense) income-net.

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

The Company estimates the fair value of any contingent consideration related to business combinations on the date of acquisition. The fair value of the contingent consideration is remeasured each reporting period, with any change in the fair value recorded within the consolidated statements of operations and comprehensive income (loss).

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

Warrant Liability—Upon consummation of the Business Combination, the Company assumed the outstanding warrants previously sold in a private placement (“Private Warrants”) by Dragoneer Growth Opportunities Corp (“Dragoneer”).

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

The Private Warrants were redeemed during the year ended December 31, 2024 (see Note 22). Prior to their redemption, the Private Warrants were valued using the Black-Scholes option pricing model. The assumptions utilized under the Black-Scholes option pricing model require judgments and estimates. Changes in these inputs and assumptions could affect the measurement of the estimated fair value of the related fair value of the Private Warrants.

Derivative Instruments—The Company records derivative instruments as an asset or liability measured at fair value each reporting period. The Company has not designated its derivatives as hedging instruments for accounting purposes and recognizes the changes in fair value within its consolidated statement of operations and comprehensive income (loss). Gain and losses from the change in fair value and cash payments and receipts related to the derivative instruments are recognized in other (expense) income-net, in the consolidated statements of operations and comprehensive income (loss). The Company does not enter into derivative instrument transactions for trading or speculative purposes.

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

The redeemable non-controlling interest was initially measured at fair value on the date of issuance. When the redemption of a mezzanine-classified non-controlling interest becomes probable, the carrying amount of the redeemable non-controlling interest is increased by periodic accretions using the interest method so that the carrying amount will equal the redemption amount on the date that the shares become redeemable. These adjustments are recorded as accretion of redeemable non-controlling interest, with an offset to additional paid-in capital, on the consolidated statements of mezzanine equity and stockholders’ equity. On March 17, 2025, the Company received a notice of redemption under the Stock Purchase Agreements. Upon receiving the notice of redemption, the shares became mandatorily redeemable and payable by CCC Cayman (without recourse to the Company) and were no longer presented within mezzanine equity as a redeemable non-controlling interest. (see Note 17).

Any such charges to additional paid-in capital affect net income (loss) available to CCC common stockholders as part of the Company’s calculation of net income (loss) per share attributable to common stockholders.

Recently Adopted Accounting Pronouncements—Effective for the year ended December 31, 2025, the Company adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The Company elected to apply the update on a prospective basis in accordance with the standard. The adoption of ASU 2023-09 did not have a material impact on the consolidated financial statements, however it resulted in incremental disclosures (see Note 6).

Recently Issued Accounting Pronouncements—In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2025-06, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. Among other things, this update removes the accounting consideration of software project development stages, and requires an entity to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and used to perform its intended function. The guidance can be applied on a perspective basis, modified basis, or retrospective basis. The amendments in this update are effective for fiscal years beginning after December 15, 2027, and interim periods in those fiscal years. The Company is evaluating the impact of the adoption of ASU 2025-06 to its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires new disclosures aimed at enhancing transparency in financial reporting by requiring disaggregation of specific expense captions within the statement of operations. Under the update, entities are required to disclose a breakdown of certain expense categories, such as: employee compensation; depreciation; amortization, and other material components. This ASU is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the disclosure requirements related to this update.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2025 that are of significance or potential significance to us.

3. BUSINESS ACQUISITION

EvolutionIQ

On January 6, 2025, the Company completed its acquisition of EvolutionIQ, Inc. (“EvolutionIQ”), a privately held company that provides AI-powered guidance for disability and injury claims management. Leveraging EvolutionIQ’s platform, the acquisition will broaden the Company’s portfolio of AI-based solutions available to insurance customers.

The Company acquired all the outstanding shares of EvolutionIQ in exchange for total consideration of $674.3 million. In accordance with the acquisition agreement, the Company placed $8.9 million in escrow for general indemnity and purchase price adjustment holdbacks to be paid to the sellers within 90 days of closing for the adjustment holdbacks and 36 months of closing for the general indemnity, subject to reduction for certain indemnifications and other potential obligations of the selling shareholders. For the year ended December 31, 2025, the adjustment escrow was distributed with the sellers receiving $2.6 million and the Company receiving $4.7 million. As of December 31, 2025, the remaining escrow balance of $1.6 million relates to the general indemnity.

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

Included in the shares of common stock issued are 10,356,096 restricted shares of common stock subject to re-vesting provisions. The restricted shares have a fair value as of the acquisition date of $118.2 million, of which $71.5 million is included in the consideration transferred in the table above, and the remaining $46.7 million will be recognized as stock-based compensation expense over the vesting period (see Note 19).

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

The Company’s estimates of the fair values of the assets acquired and liabilities assumed are based on information available at the date of acquisition. During the measurement period, which may be up to one year from the acquisition date, adjustments may be recorded to the fair values of these tangible and intangible assets acquired and liabilities assumed, including uncertain tax positions and tax-related valuation allowances, with the corresponding offset to goodwill. As of December 31, 2025, there have been no significant changes to the preliminary purchase price allocation and it is considered final.

The following table summarizes the final allocation of the consideration to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets acquired:
Current assets	$11,250
Intangible assets	167,900
Other non-current assets	8,935
Total assets acquired	188,085
Liabilities assumed:
Deferred revenue	21,461
Other current liabilities	3,976
Deferred tax liabilities	15,970
Non-current liabilities	10,238
Total liabilities assumed	51,645
Net assets acquired	136,440
Goodwill	537,827
Total purchase price	$674,267

A summary of the fair values, discount rates and estimated useful lives of the acquired intangible assets is as follows (dollars in thousands):

Intangible Asset	Fair Value	Discount Rate	Estimated Useful Life
Acquired technology	$134,300	12.0%	8 years
Customer relationships	32,300	11.5%	16 years
Trademark	1,300	11.5%	5 years

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

For the period from the date of acquisition through December 31, 2025, EvolutionIQ's revenues were 4.0% of the Company's total revenues and not material. For the period from the date of acquisition through December 31, 2025, EvolutionIQ's pretax loss was $89.2 million, including $56.7 million of stock-based compensation expense and $19.1 million of amortization expense for intangible assets.

The Company incurred transaction costs associated with the acquisition of $17.0 million. For the year ended December 31, 2025, the Company incurred transaction costs of $8.3 million, included in general and administrative expenses within the consolidated statements of operations and comprehensive income (loss). The remaining transaction costs of $8.7 million were included in general and administrative expenses within the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2024.

4. REVENUE

Disaggregation of Revenue—The Company provides disaggregation of revenue based on type of service as it believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table summarizes revenue by type of service for the years ended December 31 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Software subscriptions	$1,013,892	$906,464	$830,117
Other	43,109	38,336	36,261
Total revenues	$1,057,001	$944,800	$866,378

Contract Assets and Liabilities—The balances of the Company’s receivables, contract assets and contract liabilities from contracts with customers are as follows (in thousands):

	December 31,
	2025	2024	2023
Accounts receivables-Net of allowances	$137,056	$106,578	$102,365
Deferred contract costs	24,923	22,373	17,900
Deferred contract costs-non-current	22,479	18,692	22,302
Other assets (accounts receivable, non-current)	25,532	16,946	15,198
Deferred revenues	72,793	44,915	43,567
Other liabilities (deferred revenues, non-current)	1,368	1,415	1,373

Deferred Contract Costs—A summary of the activity impacting the deferred contract costs during the years ended December 31, 2025, 2024 and 2023 is presented below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$41,065	$40,202	$36,717
Costs amortized	(24,022)	(22,085)	(19,197)
Additional amounts deferred	30,359	22,948	22,682
Balance at end of period	$47,402	$41,065	$40,202

Classified as:
Current	$24,923	$22,373	$17,900
Non-current	22,479	18,692	22,302
Total deferred contract costs	$47,402	$41,065	$40,202

Deferred Revenue—A summary of the activity impacting deferred revenue balances during the years ended December 31, 2025, 2024 and 2023, is presented below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$46,330	$44,940	$36,479
Revenue recognized[1]	(581,545)	(494,598)	(434,197)
Additional amounts deferred[1]	609,376	495,988	442,658
Balance at end of period	$74,161	$46,330	$44,940

Classified as:
Current	$72,793	$44,915	$43,567
Non-current	1,368	1,415	1,373
Total deferred revenue	$74,161	$46,330	$44,940

1 Amounts include total revenue deferred and recognized during each respective period.

The additional amount deferred during the year ended December 31, 2025 includes $21.5 million related to the deferred revenue recorded at the time of the acquisition of EvolutionIQ.

During the years ended December 31, 2025, 2024 and 2023, $44.8 million, $42.4 million and $35.1 million, respectively, that was included in the deferred revenue balance at the beginning of each period was recognized as revenue.

Transaction Price Allocated to the Remaining Performance Obligations—Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2025, approximately $1,891 million of revenue is expected to be recognized from remaining performance obligations with approximately $780 million impacting the next twelve months, and approximately $1,111 million thereafter. The estimated revenues do not include unexercised contract renewals. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.

5. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Interest Rate Swaps—In February 2025, the Company entered into three interest rate swap agreements to reduce its exposure to variability from future cash flows resulting from interest rate risk related to its floating rate long-term debt (see Note 15). The fair value of the interest rate swap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore was classified within Level 2 of the fair value hierarchy as of December 31, 2025.

The Company does not designate its interest rate swap agreements as hedging instruments and records the changes in fair value within other income (expense)—net on the consolidated statements of operations and comprehensive (loss) income. As of December 31, 2025, the interest rate swap agreements had a fair value liability of $7.4 million. The fair value of the interest rate swap agreements is classified within other liabilities in the accompanying consolidated balance sheet as of December 31, 2025.

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

The Company did not designate its interest rate cap agreements as hedging instruments and recorded the changes in fair value within other (expense) income-net on the consolidated statement of operations and comprehensive income (loss). The interest rate cap agreements' fair value was $1.0 million, classified within other assets in the accompanying consolidated balance sheet as of December 31, 2024.

The following table presents the fair value of the assets measured at fair value on a recurring basis at December 31, 2025 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Liabilities
Interest rate swap	$7,411	$—	$7,411	$—
Total Liabilities	$7,411	$—	$7,411	$—

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis at December 31, 2024 (in thousands):

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

The Company did not recognize any impairment charges related to these assets during the year ended December 31, 2025 and 2024. During the year ended December 31, 2023, the Company recognized impairment charges related to its China reporting unit’s goodwill and intangible assets (See Note 11).

Fair Value of Other Financial Instruments—The following table presents the carrying amounts, net of debt discount, and estimated fair values of the Company’s financial instruments that are not recorded at fair value on the consolidated balance sheets (in thousands):

	December 31, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
Term Loan, including current maturities	$1,289,968	$1,294,220	$774,825	$776,970

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

6. INCOME TAXES

The components of pretax income (loss) attributable to domestic and foreign operations are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

Domestic	$25,333	$46,557	$(80,486)
Foreign	(3,804)	(2,243)	(4,061)
Pretax income (loss)	$21,529	$44,314	$(84,547)

The goodwill and intangible asset impairment charges (see Note 11) recognized during the year ended December 31, 2023 are included in the domestic pretax loss in the table above.

The Company’s income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023

Current provision:
Federal	$(919)	$38,378	$41,804
State	2,263	5,217	10,053
Total current provision	1,344	43,595	51,857

Deferred provision (benefit):
Federal	13,703	(24,566)	(36,253)
State	4,794	(5,955)	(10,080)
Foreign	1,338	115	(502)
Change in valuation allowance	(1,338)	(115)	502
Total deferred expense (benefit)	18,497	(30,521)	(46,333)
Total income tax provision	$19,841	$13,074	$5,524

Beginning in the 2025 annual reporting period, we adopted ASU 2023-09 prospectively. See Note 2 - Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 is as follows (in thousands, except percentages):

	Year Ended December 31,
	2025

U.S. federal statutory tax rate	$4,521	21.0%
State and local income tax, net of federal (national) income tax effect (1)	5,716	26.6
Foreign tax effects
Foreign Jurisdiction (China)
Adjustments to deferred attributes	(781)	(3.6)
Changes in valuation allowance	1,326	6.2
Other	(234)	(1.1)
Foreign Jurisdiction (Cayman)
Foreign tax rate differential	481	2.2
Other foreign jurisdictions	7	—
Effects of changes in tax laws or rates enacted in the current period	—	—
Effects of cross-border tax laws	—	—
Tax credits
Research and development tax credits	(7,496)	(34.8)
Changes in valuation allowances	—	—
Nontaxable or nondeductible items
Executive compensation	(4,489)	(20.8)
Stock-based compensation	19,137	88.9
Transaction costs	495	2.3
Meals and entertainment	690	3.2
Other	7	—
Changes in unrecognized tax benefits	699	3.2
Other adjustments	(238)	(1.1)
Effective Tax Rate	$19,841	92.2%

(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in the category include Illinois, Pennsylvania, New Jersey, and Wisconsin.

A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate for the years ended December 31, 2024 and 2023 (in thousands, except percentages:

	Year Ended December 31,
	2024		2023

Federal income tax provision (benefit) at statutory rate	$9,306	21.0%	$(17,755)	21.0%
Executive compensation	20,788	46.9	12,555	(14.8)
Stock-based compensation	(11,386)	(25.7)	(3,844)	4.5
Research and experimentation credit	(6,950)	(15.7)	(6,920)	8.2
Fair value of warrants	(3,019)	(6.8)	3,170	(3.7)
Goodwill impairment	—	—	16,255	(19.2)
Impact of foreign operations	653	1.5	1,794	(2.1)
Valuation allowance	(115)	(0.3)	502	(0.6)
State and local taxes-net of federal income tax effect	(583)	(1.3)	(22)	0.0
Other nondeductible expenses	2,195	5.0	836	(1.0)
Uncertain tax positions	926	2.1	396	(0.5)
Foreign rate difference	(67)	(0.2)	(164)	0.2
Other—net	1,326	3.0	(1,279)	1.5
Income tax provision	$13,074	29.5%	$5,524	(6.5)%

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 is as follows (in thousands):

Year Ended December 31,
2025

Federal	$22,200
State	6,395
Foreign	—
Income taxes paid, net of refunds	$28,595

The Company made income tax payments of $51.1 million and $43.0 million for the years ended December 31, 2024 and 2023, respectively. The Company received insignificant refunds from various states during the years ended December 31, 2024 and 2023, respectively.

The approximate income tax effect of each type of temporary difference giving rise to deferred income tax assets and liabilities as of December 31, 2025 and 2024 was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred income tax assets:
Stock-based compensation	$33,226	$35,539
Capitalized R&E—net of amortization	7,359	43,083
Operating lease liabilities	14,454	13,142
Net operating losses—foreign	12,266	10,468
Accrued compensation	10,000	8,203
Sales allowances and doubtful accounts	946	1,160
Research and experimental credit	9,491	785
Net operating losses—domestic (federal)	4,617	—
Net operating losses—domestic (state)	2,388	—
Other	3,262	1,563
Total deferred income tax assets	98,009	113,943
Valuation allowance for deferred tax asset	(12,266)	(10,468)
Net deferred income tax assets	85,743	103,475
Deferred income tax liabilities:
Intangible asset amortization	258,315	234,362
Software, equipment and property depreciation and amortization	6,165	16,813
Deferred contract costs	11,880	10,149
Operating lease assets	8,694	6,995
Total deferred income tax liabilities	285,054	268,319
Net deferred income tax liabilities	$199,311	$164,844

Valuation Allowance—The Company has accumulated net operating losses related to its foreign subsidiaries of $12.3 million and $10.5 million at December 31, 2025 and 2024, respectively. A valuation allowance equal to 100% of the related tax benefit has been established as of December 31, 2025 and 2024. The valuation allowance changed $1.8 million, $(0.4) million and $0.5 million during the years ended December 31, 2025, 2024 and 2023, respectively. The changes in the valuation allowance during each year were due to foreign subsidiaries’ net operating losses in the current year and the expiration of prior year’s net operating losses. No amounts were released during the years ended December 31, 2025, 2024 and 2023. The net operating losses are set to expire in 2026 through 2030 as China allows for a five-year carryforward.

The change in unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of year	$6,192	$4,415
Additions based on tax positions related to the current year	1,628	1,700
Additions based on adjustments to tax positions related to prior years	1,501	862
Reductions based on adjustments to tax positions related to prior years	(470)	(221)
Reductions as a result of a lapse of statutes of limitations	(798)	(564)
Balance at end of year	$8,053	$6,192

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2025 and 2024, the amount accrued for interest and penalties was not material. The Company reflects its liability for unrecognized tax benefits within income taxes payable and other liabilities in its consolidated balance sheets. The amounts included in “reductions for tax positions of prior years” represent expirations of statutes of limitation and decreases in the unrecognized tax benefits relating to settlements reached with taxing authorities during each year shown.

With few US State exceptions, the major jurisdictions subject to examination by the relevant taxing authorities and open tax years, stated as the Company’s fiscal years, are as follows:

Jurisdiction	Open Tax Years
US Federal	2022 - 2024
US States	2022 - 2024
China	2022 - 2024
Canada	2022

7. ACCOUNTS RECEIVABLE

Accounts receivable–Net as of December 31, 2025 and 2024, consists of the following (in thousands):

	December 31,
	2025	2024
Accounts receivable	$140,829	$111,270
Allowance for credit losses and sales reserves	(3,773)	(4,692)
Accounts receivable–Net	$137,056	$106,578

Changes to the allowance for credit losses and sales reserves during the years ended December 31, 2025, 2024 and 2023, consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$4,692	$5,574	$5,339
Charges to bad debt and sales reserves	5,506	4,272	7,079
Write-offs, net	(6,425)	(5,154)	(6,844)
Balance at end of period	$3,773	$4,692	$5,574

8. OTHER CURRENT ASSETS

Other current assets as of December 31, 2025 and 2024, consists of the following (in thousands):

	December 31,
	2025	2024
Prepaid SaaS costs	$9,059	$9,112
Prepaid service fees	7,566	7,352
Prepaid insurance	2,365	2,561
Prepaid software and equipment maintenance	462	673
Other	9,201	9,275
Total other current assets	$28,653	$28,973

9. SOFTWARE, EQUIPMENT, AND PROPERTY

Software, equipment, and property as of December 31, 2025 and 2024, consists of the following (in thousands):

	December 31,
	2025	2024
Software, licenses and database	$316,557	$275,127
Leasehold improvements	31,590	30,993
Computer equipment	4,624	18,993
Building and land	4,910	4,910
Furniture and other equipment	1,466	1,332
Total software, equipment, and property	359,147	331,355
Less accumulated depreciation and amortization	(192,351)	(159,276)
Net software, equipment, and property	$166,796	$172,079

Depreciation and amortization expense related to software, equipment, and property was $58.8 million, $42.9 million and $36.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The components of lease expense for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	December 31,
	2025	2024	2023
Operating lease costs	$7,545	$6,396	$5,958
Variable lease costs	4,327	4,112	3,497
Total lease costs	$11,872	$10,508	$9,455

The lease term and discount rate consisted of the following as of December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
Weighted-average remaining lease term (years)	11.0	11.9	12.9
Weighted-average discount rate	6.5%	6.5%	6.5%

Supplemental cash flow and other information related to leases for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	December 31,
	2025	2024	2023
Cash payments for operating leases	$9,194	$8,146	$5,706
Operating lease assets obtained in exchange for lease liabilities	9,129	1,792	-

The table below reconciles the undiscounted future minimum lease payments (in thousands) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheet as of December 31, 2025.

Years Ending December 31:
2026	8,377
2027	6,911
2028	7,677
2029	7,377
2030	7,536
Thereafter	44,687
Total lease payments	82,565
Less: Interest	(23,313)
Total	$59,252

During the year ended December 31, 2025, the Company obtained operating lease assets in exchange for lease liabilities of $9.1 million, which includes $8.8 million of operating lease asset in connection with the acquisition of EvolutionIQ. During the year ended December 31, 2024, the Company obtained operating lease assets in exchange for lease liabilities of $1.8 million.

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are primarily the result of business acquisitions.

The Company performs its annual impairment assessment of goodwill and indefinite life intangible assets as of November 30 of each year.

For the Domestic reporting unit, the Company performed a quantitative goodwill impairment assessment as of November 30, 2025. The fair value of the reporting unit exceeded its carrying value, and no impairment was recorded. For the years ended December 31, 2024 and 2023, the Company performed qualitative assessments for the Domestic reporting unit’s goodwill and its trademark indefinite life intangible assets. For the qualitative analysis performed as of November 30 each year, the Company assessed several events and circumstances that could affect the significant inputs used to determine the fair values of the reporting unit and trademarks, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, no significant changes to projected forecasts, overall change in economic climate, changes in the industry and competitive environment, key management turnover, and earnings quality and sustainability. There were no unanticipated changes or negative indicators in the above qualitative factors that would impact the fair values as of the annual impairment date. As such, the Company determined there were no indicators of impairment and that it is more likely than not that the fair value of the reporting unit and trademarks are greater than their carrying values and therefore performing the next step of the impairment test was unnecessary.

For the EvolutionIQ reporting unit, which was acquired in January 2025, the Company performed a quantitative goodwill impairment assessment as of November 30, 2025. The fair value of the reporting unit exceeded its carrying value, and no impairment was recorded. No goodwill impairment assessments were required for EvolutionIQ in 2024 or 2023, as the acquisition occurred in 2025.

During the year ended December 31, 2023, the Company’s China reporting unit experienced adverse impacts as a result of changes in market conditions and increases in interest rates which contributed to reduced forecasted revenues and reduced projected future cash flows.

As a result of these adverse impacts, the Company performed an interim quantitative assessment of goodwill impairment by comparing the fair value of its China reporting unit to its carrying value, including goodwill. When performing the assessment, the Company determined the fair value of its China reporting unit based on forecasted future cash flows. Based on the Company’s forecast of the future cash flows of its China reporting unit, it was determined the carrying value of goodwill for its China reporting unit was fully impaired and the Company recorded a goodwill impairment charge of $77.4 million during the year ended December 31, 2023.

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

The following table presents the gross amount, accumulated impairment loss, and net carrying amount of goodwill as of December 31, 2025 and 2024 (in thousands):

		Accumulated	Net
	Gross Amount	Impairment Loss	Carrying Amount
Balance as of December 31, 2025	2,058,753	(103,202)	1,955,551
Balance as of December 31, 2024	$1,520,926	$(103,202)	$1,417,724

In addition to the aforementioned impairment loss recognized during the year ended December 31, 2023, the accumulated impairment loss includes an impairment loss recognized during the year ended December 31, 2019.

Changes in the net carrying amount of goodwill were as follows during the year ended December 31, 2025, 2024, and 2023 (in thousands):

Net Carrying
Amount

Balance as of December 31, 2022	$1,495,129
Impairment	(77,405)
Balance as of December 31, 2023	$1,417,724
No Change	—
Balance as of December 31, 2024	$1,417,724
Acquisition of EvolutionIQ, Inc.	537,827
Balance as of December 31, 2025	$1,955,551

Intangible Assets—During the year ended December 31, 2025, the Company recorded $167.9 million of intangible assets as a result of the acquisition of EvolutionIQ (see Note 3).

No intangible asset impairments were recorded during the years ended December 31, 2025 and 2024.

The intangible assets balance as of December 31, 2025, is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount

Intangible assets:
Customer relationships	18	9.6	$1,324,130	$(624,609)	$699,521
Acquired technologies	7	6.9	139,100	(19,473)	119,627
Trademarks	5	4.0	1,300	(260)	1,040
Subtotal			1,464,530	(644,342)	820,188
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,655,000	$(644,342)	$1,010,658

The intangible assets balance as of December 31, 2024, is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount

Intangible assets:
Customer relationships	18	10.3	$1,291,830	$(550,822)	$741,008
Acquired technologies	7	4.1	4,800	(2,000)	2,800
Subtotal			1,296,630	(552,822)	743,808
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,487,100	$(552,822)	$934,278

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

Amortization expense for intangible assets was $91.5 million, $80.8 million and $98.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Future amortization expense for each of the next five years and thereafter for intangible assets as of December 31, 2025, is as follows (in thousands):

Years Ending December 31:
2026	91,520
2027	91,520
2028	91,520
2029	90,892
2030	90,575
Thereafter	364,161
Total	$820,188

12. EQUITY METHOD INVESTMENT

The Company maintains an investment in a limited partnership (the “Investee”). The Company invested $10.2 million, including related fees and expenses, for an approximate 7% interest of the Investee.

Since the Company’s investment in June 2021, the Investee has not recognized any income or loss, thus there have been no changes to the carrying value of the Company’s equity method investment and the investment is recorded at $10.2 million as of December 31, 2025 and 2024 on the consolidated balance sheets.

13. ACCRUED EXPENSES

Accrued expenses as of December 31, 2025 and 2024, consist of the following (in thousands):

	December 31,
	2025	2024
Compensation	$55,292	$47,505
Royalties and licenses	5,941	5,116
Sales Tax	5,708	3,620
Software license agreements	3,817	4,613
Employee insurance benefits	2,619	2,235
Professional services	2,150	6,260
Other	5,370	3,194
Total accrued expenses	$80,897	$72,543

14. OTHER LIABILITIES

Other liabilities as of December 31, 2025 and 2024, consist of the following (in thousands):

	December 31,
	2025	2024
Income taxes payable—non-current	$6,012	$6,344
Fair value of interest rate swaps	7,411	—
Deferred revenue—non-current	1,368	1,415
Software license agreements	—	3,544
Other	819	—
Total other liabilities	$15,610	$11,303

15. LONG-TERM DEBT

On September 21, 2021, CCC Intelligent Solutions Inc., an indirect wholly owned subsidiary of the Company, together with certain of the Company’s subsidiaries acting as guarantors entered into a credit agreement (as amended, the “2021 Credit Agreement”).

2021 Credit Agreement — The 2021 Credit Agreement originally consisted of an $800.0 million term loan, the proceeds of which, with cash on hand were used to repay all outstanding borrowings under the Company’s previous credit agreement. The 2021 Credit Agreement also includes a revolving credit facility (“2021 Revolving Credit Facility”) for an aggregate principal amount of $250.0 million. The 2021 Revolving Credit Facility has a sublimit of $75.0 million for letters of credit.

2024 Refinancing — In September 2024, the Company entered into Amendment No. 2 to the 2021 Credit Agreement (the “Second Amendment”) to (i) remove the secured overnight financing rate (“SOFR”) credit adjustment applicable to the 2021 Revolving Credit Facility and (ii) reduce the applicable interest rate for the 2021 Revolving Credit Facility by 0.25%. Additionally, the maturity date for the 2021 Revolving Credit Facility was extended to September 23, 2029, subject to a springing maturity date of June 22, 2028 if greater than $234.0 million of the initial Term B Loan remains outstanding as of such date.

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

2025 Additional Borrowing and Refinancing — On January 6, 2025, in conjunction with the acquisition of EvolutionIQ (Note 3), the Company entered into Amendment No.3 to the 2021 Credit Agreement (the “Third Amendment”) that provided the Company with incremental term loans in an aggregate principal amount of $225.0 million (the "Incremental Term Loans"). Immediately after the Third Amendment, the Incremental Term Loans were repayable in quarterly installments in an amount equal to 0.25% of the original principal amount, with the balance payable at maturity, September 21, 2028.

Immediately after the Third Amendment, the interest rate per annum applicable to the Incremental Term Loans were based on a fluctuating rate of interest, determined by the Company's leverage ratio, as defined in the 2021 Credit Agreement. In connection with the Fourth Amendment (as defined below), the Incremental Term Loans were refinanced together with other term loans outlined in the following paragraphs.

On January 23, 2025, the Company entered into Amendment No.4 (the “Fourth Amendment”) to the 2021 Credit Agreement.

Pursuant to the terms of the Fourth Amendment, (i) the Company incurred incremental term loans in an aggregate principal amount of $225.0 million, which were used to refinance certain outstanding incremental term loans (including the Incremental Term Loans), (ii) the maturity of all term loans under the 2021 Credit Agreement was extended to January 23, 2032, (iii) the credit spread adjustment applicable to SOFR loans under the 2021 Credit Agreement was removed, and (iv) the interest rate margin applicable to all term loans under the 2021 Credit Agreement was removed.

On December 12, 2025, the Company entered into Amendment No.5 to the 2021 Credit Agreement (the Fifth Amendment”).

Pursuant to the terms of the Fifth Amendment, the Company incurred incremental term loans in an aggregate principal amount $300.0 million, which were used to fund the ASR program (Note 19).

All other terms and conditions within the Company’s 2021 Credit Agreement were unchanged as part of the Amendments.

Upon execution of the Fifth Amendment, the Company had outstanding borrowings under all term loans under the 2021 Credit Agreement of $1,291 million (the “Term Loan”) and a revolving credit facility for an aggregate principal amount of $250.0 million (the “2021 Revolving Credit Facility” and together with the Term Loan, the “2021 Credit Facilities”).

The Company incurred $6.5 million in costs related to the Third and Fourth Amendments, recorded as contra debt. The Company incurred $1.2 million in costs related to the Fifth Amendment, recorded as contra debt. These costs are being amortized to interest expense over the term of the Term Loan using the effective interest method.

The Term Loan requires quarterly principal payments of $3.3 million until December 31, 2031, with the remaining outstanding principal amount required to be paid on the maturity date, January 23, 2032. If the Company’s leverage ratio, as defined in the 2021 Credit Agreement is greater than 3.5, the Term Loan requires a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. As of December 31, 2025 and 2024, the Company’s leverage ratio did not exceed the 3.5 threshold and the Company was not subject to the annual excess cash flow calculation, and as such, was not required to make a prepayment of principal.

As of December 31, 2025 and 2024, the amount outstanding on the Term Loan is $1,291.0 million and $776.0 million, respectively, of which $13.0 million and $8.0 million, respectively, is classified as current in the accompanying consolidated balance sheets.

Borrowings under the 2021 Credit Facilities bear interest at rates based on the ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries’ consolidated first lien net indebtedness to consolidated EBITDA for applicable periods specified in the 2021 Credit Agreement.

From and after the Fourth Amendment, the interest rate per annum applicable to the Term Loan is based on a fluctuating rate of interest equal to the sum of an applicable rate and, at the Company’s election from time to time, either:

(1) 1.00% in the case of base rate loans, and 2.00%, in the case of SOFR (or the Euro Interbank Offer Rate ("EURIBOR") or the Sterling Overnight Indexed Average ("SONIA")) loans, if S&P and Moody’s Debt First Lien Leverage Ratio Ratings (as defined in the Credit Agreement) are below BB- (with a stable outlook) or below Ba3 (with a stable outlook) (or if for any reason this category does not apply, including if the Borrower has only one Debt Rating or the Borrower does not have any Debt Rating); or

(2) 0.75%, in the case of base rate loans, and 1.75%, in the case of SOFR (or EURIBOR or SONIA) loans, if S&P and Moody’s Debt First Lien Leverage Ratio Ratings are both BB- (with a stable outlook) or better and Ba3 (with a stable outlook) or better.

Prior to the Fourth Amendment, the interest rate per annum applicable to the loans was based on a fluctuating rate of interest equal to the sum of an applicable rate and term SOFR (or EURIBOR or SONIA) with a term, as selected by the Company, of one, three or six months (subject to (x) in the case of term loans, a 0.50% per annum floor and (y) in the case of revolving loans, a 0.00% per annum floor).

A quarterly commitment fee of up to 0.50% is payable on the unused portion of the 2021 Revolving Credit Facility.

During the years ended December 31, 2025, 2024, and 2023, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 6.2%, 7.6% and 7.5%, respectively.

As of December 31, 2025 and December 31, 2024, the Company has an outstanding standby letter of credit for $1.1 million and $0.7 million, respectively, which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility. As of December 31, 2025 and 2024, $248.9 million and $249.3 million, respectively, was available to be borrowed.

Borrowings under the 2021 Credit Agreement are guaranteed by Cypress Holdings Intermediate Holdings II, LLC., and certain of its US subsidiaries by a perfected first priority lien on the stock of CCC Intelligent Solutions Inc., and substantially all of its assets, subject to various limitations and exceptions.

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

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments of the Company, the leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of December 31, 2025 and 2024.

Long-term debt as December 31, 2025 and 2024, consists of the following (in thousands):

	December 31,
	2025	2024
Term Loan	$1,290,990	$776,000
Term Loan—discount	(1,022)	(1,175)
Term Loan—deferred financing fees	(11,994)	(5,772)
Term Loan—Net of discount and fees	1,277,974	769,053
Less: Current portion	(13,033)	(8,000)
Total long-term debt—Net of current portion	$1,264,941	$761,053

The table below is a roll forward of the Company’s contra debt deferred financing fees and discount and deferred financing fees asset balances (in thousands):

	Deferred	Discount—
	Financing	Contra
	Fees	Debt
Balance—December 31, 2023	$8,732	$1,436
Payment of fees associated with revolver modification	719	—
Amortization of fees and discount	(1,871)	(261)
Balance—December 31, 2024	7,580	1,175
Payment of fees associated with debt refinancing	7,734	—
Amortization of fees and discount	(1,887)	(153)
Balance—December 31, 2025	$13,427	$1,022

As of December 31, 2025 and 2024, the deferred financing fees asset balance includes $1.4 million and $1.7 million, respectively, in relation to the 2021 Revolving Credit Facility.

Scheduled Payments for Debt—Principal amounts due in each of the next five years, as of December 31, 2025, are as follows (in thousands):

Years Ending December 31:
2026	$13,033
2027	13,033
2028	13,033
2029	13,033
2030	1,238,858
Total	$1,290,990

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

The fair value of the interest rate swap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore, was classified within Level 2 of the fair value hierarchy as of December 31, 2025. The Company does not designate its interest rate swap agreements as hedging instruments and records the changes in fair value within earnings. As of December 31, 2025, the aggregate fair value of the Swaps was a liability of $7.4 million (see Note 5).

Net cash received related to the Swaps was $0.4 million for the years ended December 31, 2025, recorded within other (expense) income-net on the consolidated statement of operations and comprehensive income (loss),

Interest Rate Caps—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The interest rate cap agreements had an aggregate notional amount of $600.0 million and a one-month SOFR cap rate of 4.00%.

The fair value of the interest rate cap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore, was classified within Level 2 of the fair value hierarchy as of December 31, 2024. The Company did not designate its interest rate cap agreements as hedging instruments and records the changes in fair value within earnings. As of December 31, 2024 the interest rate cap agreements' fair value was $1.0 million within other assets in the accompanying consolidated balance sheet. The interest rate cap agreements expired in July 2025.

Cash received related to the interest rate cap agreements was $1.4 million, $7.2 million, and $6.5 million for the years ended December 31, 2025, 2024, and 2023, respectively, recorded within other (expense) income-net on the consolidated statement of operations and comprehensive income (loss).

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

The present value of the future cash flows upon execution of the agreement was $45.6 million, which included an original discount of $23.2 million. At December 31, 2025, the remaining liability, net of the discount was $24.4 million, with $3.5 million classified as current. At December 31, 2024, the remaining liability, net of the discount was $27.7 million, with $3.3 million classified as current.

The discount was recorded to a contra liability account and is being amortized to interest expense over the term of the agreement using the effective interest method. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $1.6 million, $1.9 million and $2.0 million, respectively, in interest expense related to the Licensing Agreement. The unamortized discount as of December 31, 2025 and 2024 was $5.1 million and $6.7 million, respectively.

Principal amounts due in each of the next five years and thereafter for the Licensing Agreement as of December 31, 2025, are as follows (in thousands):

Years Ending December 31:
2026	$3,466
2027	3,689
2028	3,926
2029	4,177
2030	4,446
Thereafter	4,730
Total	$24,434

17. REDEEMABLE NON-CONTROLLING INTEREST

On March 12, 2020, the Company entered into a stock purchase agreement and other related documentation (the “Stock Purchase Agreements”) with a third-party investor (the “Investor”) for purchase by the Investor of Series A Preferred Stock in CCC Cayman, a majority-owned subsidiary of the Company and the parent of the Company’s China subsidiaries. At the closing of the transactions under the Stock Purchase Agreements (the "Close Date"), CCC Cayman, a subsidiary of the Company, issued 1,818 shares of Series A Preferred Stock (the “Preferred Shares”) at $7,854 per share to the Investor for net proceeds of $14.2 million. As of December 31, 2024, on an as-converted basis, the Preferred Shares represented an aggregate 10.0% ownership interest of the issued and outstanding capital stock of CCC Cayman, or 8.6% on a fully-diluted basis.

The Preferred Shares were redeemable upon an actual or deemed redemption event as defined in the Stock Purchase Agreement or at the option of the Investor beginning on the five-year anniversary of the Close Date, if an actual or deemed redemption event has not yet occurred. The redemption price, as defined by the Stock Purchase Agreement, was equal to the original issue price of the Preferred Shares, plus 10.0% compound interest per annum on the Preferred Share issue price, plus any declared but unpaid dividends on the Preferred Shares.

The Preferred Shares do not participate in net income or losses.

As of December 31, 2024, the Investor’s ownership in CCC Cayman is classified in mezzanine equity as a redeemable non-controlling interest, because it was redeemable on an event that is not solely in the control of the Company.

On March 17, 2025, the Company received a notice of redemption under the Stock Purchase Agreements. Upon receiving the notice of redemption, the shares became mandatorily redeemable and payable by CCC Cayman (without recourse to the Company) and were no longer presented within mezzanine equity as a redeemable non-controlling interest.

The activity impacting the redeemable non-controlling interest during the years ended December 31 is presented below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$21,679	$16,584	$14,179
Accretion of redeemable non-controlling interest	1,276	5,095	2,405
Issuance of promissory note to minority investor of redeemable preferred securities	(22,955)	-	-
Balance at end of period	-	$21,679	$16,584

18. NOTE PAYABLE TO MINORITY INVESTOR

In connection with the Investor’s notice of redemption of their Series A Preferred Stock and in accordance with the provisions of the Stock Purchase Agreements (see Note 17), on May 16, 2025, CCC Cayman issued a promissory note (the "Promissory Note") to the Investor. The obligors under the Promissory Note are CCC Cayman and its subsidiaries, without recourse to the Company.

The Promissory Note has an initial principal amount outstanding of $23.4 million, which included accrued interest of $0.4 million. The Promissory Note accrues interest at a rate of 12.0% per annum, compounded daily. All accrued interest is payable in kind and added to the outstanding principal amount. During the year ended December 31, 2025, the Company recognized $2.2 million of interest expense on the Promissory Note.

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

As of December 31, 2025 the total amount outstanding under the Promissory Note was $25.2 million.

19. CAPITAL STOCK

Preferred Stock—The Company is authorized to issue up to 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, there were no shares of preferred stock issued or outstanding.

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

There were 605,449,050 and 629,207,115 shares of common stock issued and outstanding as of December 31, 2025 and 2024, respectively.

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

Secondary Offerings and Stock Repurchase—During the year ended December 31, 2025, certain existing stockholders completed secondary offerings where the selling stockholders sold an aggregate of 109.3 million shares of the Company's common stock. The Company did not receive proceeds from the sale of the shares by the selling stockholders. In connection with the offerings, the Company incurred costs of $0.7 million during the year ended December 31, 2025, included within general and administrative expenses on the consolidated statement of operations and comprehensive income (loss).

Concurrent with the closing of the secondary offering during March 2025, 7,000,000 million shares of common stock were repurchased by the Company for an aggregate price of $72.3 million. The shares repurchased by the Company were formally retired. The excess purchase price over par value was charged directly to accumulated deficit.

During the year ended December 31, 2024, certain existing stockholders completed secondary offerings where the selling stockholders sold an aggregate of 171.5 million shares of the Company's common stock. The Company did not receive proceeds from the sale of the shares by the selling stockholders. In connection with the offerings, the Company incurred costs of $1.9 million during the year ended December 31, 2024, included within general and administrative expenses on the consolidated statement of operations and comprehensive income (loss).

During the year ended December 31, 2023, certain existing stockholders completed a secondary offering where the selling stockholders sold 65.0 million shares of common stock. In addition, the underwriters exercised an option granted by the selling stockholders to purchase an additional 4.875 million shares of the Company’s common stock at the same per share price. In connection with the offering and repurchase, the Company incurred costs of $2.0 million during the year ended December 31, 2023, included within general and administrative expenses on the consolidated statement of operations and comprehensive income (loss).

Concurrent with the closing of the secondary offering in November 2023, 32.5 million shares of common stock were repurchased by the Company for an aggregate price of $328.5 million. The shares repurchased by the Company were formally retired. The excess purchase price over par value was charged directly to accumulated deficit.

The Company did not receive any of the proceeds from the sale of the shares by the selling stockholders for the years ended December 31, 2025, 2024, and 2023.

Share Repurchase Program—In December 2024, the Company’s board of directors authorized the repurchase of up to $300.0 million of the Company's outstanding shares of common stock (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions, accelerated share repurchases, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, in accordance with applicable securities laws and other restrictions. The 2024 Repurchase Program does not obligate the Company to repurchase any amount of common stock. The specific timing and amount of repurchases may vary based on available capital resources, market conditions, management’s discretion, security laws limitations, and other factors.

During the year ended December 31, 2025, the Company repurchased 32,229,693 shares under the 2024 Share Repurchase Program for an aggregate purchase price of $300.0 million, and incurred $0.5 million of fees directly related to the repurchase of shares. As a result of these share repurchases, the Company utilized the remaining authority under the 2024 Share Repurchase Program.

In December 2025, the Company’s board of directors authorized the repurchase of up to $500.0 million of the Company's outstanding shares of common stock (the “2025 Share Repurchase Program”). Under the 2025 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions, accelerated share repurchases, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, in accordance with applicable securities laws and other restrictions. The 2025 Repurchase Program does not obligate the Company to repurchase any amount of common stock. The specific timing and amount of repurchases may vary based on available capital resources, market conditions, management’s discretion, security laws limitations, and other factors.

During the year ended December 31, 2025, the Company repurchased shares under the 2025 Share Repurchase Program for an aggregate purchase price of $300.0 million. These repurchases were related to the Accelerated Share Repurchase Program discussed below. As of December 31, 2025, the Company has $200.0 million available to purchase under the 2025 Share Repurchase Program.

Accelerated Share Repurchase Transaction—On December 12, 2025, the Company entered into an accelerated share repurchase (“ASR”) transaction with a third-party financial institution to repurchase $300.0 million of its common stock. At inception, the Company paid the financial institution using proceeds from the Fifth Amendment and cash on hand and received an initial delivery of 33,240,998 shares, which were immediately retired. The shares received were equal to 80% of the prepayment amount based on the closing price of the common stock on December 11, 2025 of $7.22 per share. The Company expects to receive additional shares under the ASR no later than June 30, 2026.

Under the terms of the ASR, upon settlement, the Company will either receive additional shares from the financial institution or be required to deliver, at the Company’s election, additional shares or cash to the financial institution, with the number of shares deliverable by the Company subject to a cap.

The final number of shares to be received from or delivered to the financial institution upon settlement is determined by reference to the volume-weighted average price of the Company’s common stock over a specified averaging period from the transaction date of December 12, 2025, through the scheduled final valuation date of June 29, 2026, subject to acceleration by the financial institution, beginning as early as February 26, 2026. The initial repurchase of shares under the agreement resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

The ASR is accounted for as a treasury stock transaction and a forward stock purchase contract. The $300.0 million payment and share retirement were recorded entirely as a reduction of stockholder's equity. The forward stock purchase contract is considered indexed to the Company’s own stock and is classified as an equity instrument pursuant to ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.

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

In connection with the Company’s acquisition of EvolutionIQ, the Company became the sponsor of EvolutionIQ’s separate 401(k) plan covering former EvolutionIQ employees. The employees of EvolutionIQ remained in their legacy plan through December 31, 2025. Effective January 1, 2026, this plan will be merged into the Savings Plan.

The defined contribution expense for the years ended December 31, 2025, 2024 and 2023 was $10.5 million, $7.0 million and $6.5 million, respectively. The defined contribution expense for the year ended December 31, 2025 includes contributions for the CCC 401(k) Retirement Savings and Investment Plan as well as the contributions for the legacy EvolutionIQ 401(k) plan.

21. STOCK INCENTIVE PLANS

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

The total number of shares of common stock that will be reserved and that may be issued under the 2021 Plan will automatically increase on the first day of each fiscal year by a number of shares equal to 5.0% of the total number of shares of common stock outstanding on the last day of the prior fiscal year or such lesser amount as determined by the board of directors. For the year ended December 31, 2025, the board of directors elected not to increase the number of shares of common stock reserved under the 2021 Plan. For the year ended December 31, 2024, the board of directors allowed the number of shares of common stock reserved under the 2021 Plan to increase, in accordance with the terms of the 2021 Plan, by 36,187,726 shares.

The following table summarizes the shares of common stock reserved for future issuance under the 2021 Plan as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Stock options outstanding	21,797,772	23,349,505
Restricted stock units outstanding	24,982,281	31,042,552
Restricted stock units available for future grant	68,250,493	75,673,991
Reserved for ESPP	9,804,354	10,403,530
Common stock reserved for future issuance	124,834,900	140,469,578

Restricted Stock Units and Restricted Stock Awards—RSUs are convertible into shares of the Company’s common stock upon vesting. RSAs are issued but include a trading restriction until vested.

The grant date fair value of each RSU with time-based vesting and performance-based vesting is determined using the fair value of the underlying common stock on the date of grant. The grant date fair value of each performance-based RSU with a market condition is estimated on the date of grant using the Monte Carlo simulation model. The grant date fair value of each RSA with time-based vesting is determined using the fair value of the underlying common stock on the date of grant.

Stock-based compensation for RSUs and RSAs with time-based vesting is recognized on a straight-line basis over the requisite service period for the number of RSUs that are probable of vesting. Stock-based compensation for performance-based RSUs or performance-based RSUs with a market condition is recognized on a straight-line basis over the performance period based on the number of RSUs that are probable of vesting.

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

The table below summarizes the RSU activity and RSA activity for the years ended December 31, 2025, 2024, and 2023:

		Weighted-
		Average
	Shares	Fair Value
Non-vested—December 31, 2022	31,288,688	$10.34
Granted	12,574,115	9.01
Vested	(5,707,373)	10.57
Canceled	(1,825,549)	9.90
Non-vested—December 31, 2023	36,329,881	10.56
Granted	10,538,732	11.80
Vested	(14,232,526)	10.76
Canceled	(1,593,535)	10.68
Non-vested—December 31, 2024	31,042,552	10.92
Granted	16,609,615	10.13
Vested	(18,318,640)	11.15
Canceled	(4,351,246)	10.45
Non-vested—December 31, 2025	24,982,281	$10.27

In connection with the acquisition of EvolutionIQ (see Note 3), the Company granted 792,174 RSAs that are subject to service conditions.

During the year ended December 31, 2025, the Company granted 15,817,441 RSUs, including 5,712,249 RSUs as part of the acquisition of EvolutionIQ. Of the RSUs granted during the year ended December 31, 2025, 14,536,924 have time-based vesting requirements and 1,280,517 have performance-based vesting requirements.

During the year ended December 31, 2024, the Company granted 10,538,732 RSUs, of which 8,266,649 have time-based vesting requirements and 2,272,083 have performance-based vesting requirements.

During the year ended December 31, 2023, the Company granted 12,574,115 RSUs, of which 10,946,224 have time-based vesting requirements, 1,627,891 have performance-based vesting requirements.

The Company did not grant any performance-based RSUs with a market condition during the years ending December 31, 2025 and 2024. The valuation of the performance-based RSUs with a market condition modified during the year ended December 31, 2023, was determined using a Monte Carlo Simulation model using the following assumptions:

2023
Expected term (in years)	1.1-2.1
Expected volatility	28%-32%
Expected dividend yield	0%
Risk-free interest rate	4.36%-4.87%

The Company uses a pre-vesting forfeiture rate to estimate the number of options that are expected to vest that was based on the Company’s historical turnover rate.

Stock Options—The table below summarizes the option activity for the years ended December 31, 2025, 2024 and 2023:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Options outstanding—December 31, 2022	45,249,260	$2.99	4.9	$258,470
Exercised	(8,923,718)	2.85
Forfeited and canceled	(537,073)	6.88
Options outstanding—December 31, 2023	35,788,469	$2.96	4.0	301,563
Exercised	(12,427,044)	2.69
Forfeited and canceled	(11,920)	3.40
Options outstanding—December 31, 2024	23,349,505	$3.11	3.2	201,305
Exercised	(1,496,563)	3.14
Forfeited and canceled	(55,170)	$8.58
Options outstanding—December 31, 2025	21,797,772	$3.09	2.0	$106,846
Options exercisable—December 31, 2025	21,592,416	$3.04	2.0	$106,013
Options vested and expected to vest—December 31, 2025	21,797,659	$3.09	2.0	$106,013

The fair value of the options that vested during the year ended December 31, 2025 was $1.5 million.

During the year ended December 31, 2025, the Company issued 1,496,563 shares of common stock upon exercise of stock options.

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

There were no stock options under the Cayman Incentive Plans granted during the year ended December 31,2025. During the years ended December 31, 2024 and 2023, the Company granted 761,743 and 539,400 stock options under the Cayman Incentive Plans, respectively. The exercise price of the options granted is at least equal to the fair value of the underlying shares at the grant date. As of December 31, 2025 and 2024, 2,355,400 and 2,363,514, respectively, are outstanding, none of which are exercisable.

Awards under the Cayman Incentive Plans are remeasured at fair value each reporting period with the change in fair value recognized as stock-based compensation expense in that period. The fair values of the outstanding awards at December 31, 2025, 2024 and 2023 were based on the Black-Scholes option pricing model using the following assumptions:

	2025	2024	2023
Expected term (in years)	3.18-4.40	4.25-5.42	5.25 - 5.42
Expected volatility	40%	40%	40%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.7%	4.4%	3.8%

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

As of December 31, 2025 and 2024, 9,804,354 and 10,403,530 shares of common stock, respectively, are reserved for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP increases on January 1 by the lesser of 1% of the total numbers of shares outstanding or a lesser amount as determined by the Board. For the year ended December 31, 2025, the board of directors elected not to increase the number of shares of common stock reserved under the ESPP. For the year ended December 31, 2024, the board of directors allowed the number of shares of common stock reserved under the ESPP to increase, in accordance with the terms of the ESPP, by 6,031,287 shares.

During the years ending December 31, 2025, 2024 and 2023, 599,176, 608,891 and 641,691 shares were sold under the ESPP, respectively.

The fair value of ESPP purchase rights sold during the years ended December 31, 2025, 2024 and 2023 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2025	2024	2023
Expected term (in years)	0.5	0.5	0.5
Expected volatility	22-23%	25%-29%	30%-51%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.2%-5.3%	5.2%-5.5%	2.5%-4.7%

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

The fair value of the Company Earnout Shares is estimated on the date of the grant, using the Monte Carlo simulation method. Compensation expense on the shares granted to option holders is recognized ratably over the implied service period.

Stock-Based Compensation—Stock-based compensation expense has been recorded in the accompanying consolidated statements of operations and comprehensive income (loss) as follows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenues	$11,109	$9,342	$8,802
Research and development	57,099	47,191	25,467
Selling and marketing	44,218	28,083	33,204
General and administrative	62,968	86,422	77,045
Total stock-based compensation expense	$175,394	$171,038	$144,518

As of December 31, 2025, there was $147.1 million of unrecognized stock compensation expense related to non-vested time-based awards which is expected to be recognized over a weighted-average period of 2.0 years. As of December 31, 2025, there was $13.9 million of unrecognized stock-based compensation expense related to non-vested performance-based awards, which is expected to be recognized over a weighted-average period of 1.7 years.

As of December 31, 2025, there was $23.7 million of unrecognized stock compensation expense related to the restricted common stock subject to re-vesting conditions issued as part of the acquisition of EvolutionIQ in January 2025 (see Note 3 and Note 19). The unrecognized stock compensation expense is expected to be recognized over a weighted-average period of 1.1 years.

22. WARRANTS

The Company was originally incorporated as a Cayman Islands exempted company on July 3, 2020 as a special purpose acquisition company under the name Dragoneer Growth Opportunities Corp (“Dragoneer”). On February 2, 2021, Cypress Holdings Inc., (“CCCIS”) entered into the Business Combination Agreement with Dragoneer. In connection with the closing of the business combination (“Business Combination”), the Company assumed the outstanding warrants sold in private placement ("Private Warrants") issued by Dragoneer.

The Private Warrants could only be exercised for a whole number of shares of the Company’s common stock. Each whole Private Warrant entitled the registered holder to purchase one share of the Company’s common stock. All warrants had an exercise price of $11.50 per share, subject to adjustment, beginning on August 29, 2021, and were to expire on July 30, 2026 or earlier upon redemption or liquidation. Additionally, the Private Warrants were exercisable on a cashless basis and were non-redeemable, so long as they were held by the initial purchasers or their permitted transferees. If the Private Warrants were held by someone other than the initial purchasers or their permitted transferees, the Private Warrants were redeemable by the Company and exercisable by such holders.

During May 2024, the Company redeemed all of the outstanding Private Warrants for an aggregate 3,809,200 shares of the Company’s common stock. Following the redemption, the Company had no Private Warrants outstanding.

The Company recognized income (expense) of $14.4 million and ($15.1) million as a change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive income (loss) for years ended December 31, 2024 and 2023, respectively.

23. COMMITMENTS

Purchase Obligations—The Company has long-term agreements with suppliers and other parties related to licensing data used in its services, outsourced data center, disaster recovery, and SaaS that expire at various dates through 2031. Under the terms of these agreements with suppliers, the Company has future minimum obligations as of December 31, 2025 as follows (in thousands):

Years Ending December 31:
2026	$51,632
2027	69,284
2028	13,899
2029	9,900
2030	9,900
Thereafter	9,900
Total	$164,515

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

In a prior year, the Company made claims against certain parties for violation of its intellectual property and other related actions. These claims were settled during the year ended December 31, 2025.

25. RELATED PARTIES

The Company has engaged in transactions within the ordinary course of business with entities affiliated with its principal equity owners and directors.

The following table summarizes revenues recognized and expenses incurred with entities affiliated with one of its principal equity owners and directors for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	December 31,
	2025	2024	2023
Revenues
Software subscriptions	$3,600	$—	$—
Credit card processing	1,878	1,382	1,051
Expenses
Employee health insurance benefits	4,596	4,202	3,641
IT security software	624	510	^
Board of director fees for services, including related travel and out-of-pocket reimbursements	377	275	306
Human resources support services	*	*	313
IT development software	*	*	130

* Not significant.

^ Not a related party during the year ended December 31.

As of December 31, 2025, the Company had $3.6 million in accounts receivable from related parties, while related-party payables were de minimis. As of December 31, 2024, all related-party receivables and payables were de minimis.

During the year ended December 31, 2025, concurrent with the closing of the March 2025 secondary offering (see Note 19), 7.0 million shares of common stock were repurchased by the Company from its principal equity owner for an aggregate price of $72.3 million.

During the year ended December 31, 2023, as part of the November 2023 secondary offering (see Note 19), the Company entered into a share repurchase agreement with its principal equity owner, pursuant to which the Company agreed to repurchase 32.5 million shares of the Company’s common stock at a price equal to the price per share paid by the underwriters, net of commissions and discounts. The aggregate price paid by the Company for the repurchased shares was $328.5 million.

26. OTHER (EXPENSE) INCOME—NET

Other income—net consists of the following for the years ended December 31 (in thousands):

	Year Ended December 31,
	2025	2024	2023
(Loss) gain from change in fair value of derivative instruments	$(8,386)	$(5,233)	$(5,743)
Income from derivative instruments	1,811	7,167	6,460
Other income–Net	387	302	1,082
Total other (expense) income–net	$(6,188)	$2,236	$1,799

27. NET INCOME (LOSS) PER SHARE

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

As part of the Business Combination, 8,625,000 shares issued and held by Dragoneer (the "Sponsor Vesting Shares") became non-transferable and subject to forfeiture on the tenth anniversary of the closing of the Business Combination if neither of the defined triggering events has occurred. The Sponsor Vesting Shares are issued and outstanding at December 31, 2025, 2024 and 2023 and are excluded from the weighted average number of shares of common stock outstanding until the vesting requirement is met and the restriction is removed.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings per share of common stock (in thousands, except for share and per share data).

	Year Ended December 31,
	2025	2024	2023
Numerator
Net income (loss)	$1,688	$31,240	$(90,071)
Accretion of redeemable non-controlling interest	(1,276)	(5,095)	(2,405)
Net income (loss) attributable to common stockholders	$412	$26,145	$(92,476)

Denominator
Weighted average shares of common stock—basic	629,960,378	610,761,424	617,889,384
Dilutive effect of stock-based awards	29,624,997	31,114,101	—
Weighted average shares of common stock—diluted	659,585,375	641,875,525	617,889,384

Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$0.04	$(0.15)
Diluted	$0.00	$0.04	$(0.15)

Common stock equivalent shares of 7.0 million, 0.2 million and 33.7 million were excluded from the computation of diluted per share amounts for the years ended December 31, 2025, 2024 and 2023, respectively, because their effect was anti-dilutive.

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

The following table presents the Company’s financial information about reported segment revenue, significant segment expenses, and the Company’s reconciliation of segment profit (loss) to consolidated net income (loss) (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues:
Revenue—Domestic Segment	$1,050,161	$938,031	$859,548
Revenue—Other (1)	6,840	6,769	6,830
Total Revenue	1,057,001	944,800	866,378

Segment Expenses:
Data licenses and royalties—adjusted (2)	45,104	43,698	40,957
Customer services—adjusted (3)	110,634	98,589	90,801
Products and technology—adjusted (4)	295,158	255,814	241,324
Revenue enablement—adjusted (5)	136,331	120,088	113,508
General corporate and administrative—adjusted (6)	82,183	69,641	62,985
Other segment items (7)	141,402	145,819	198,358
Amortization expense	91,520	80,768	98,035
Depreciation expense	58,629	42,809	36,793
Interest expense	71,007	64,608	63,577
Interest income	(4,882)	(12,203)	(16,252)
Significant non-cash items (8)	8,386	(9,145)	20,839
Income tax provision	19,841	13,074	5,524
Total segment expenses	1,055,313	913,560	956,449
Net income (loss) including non-controlling interest	$1,688	$31,240	$(90,071)

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

4 Products and technology – adjusted expenses include costs related to the engineering, product management design and development of the Company’s solutions, and costs related to the Company’s hosting environments, support of production infrastructure, support of internal systems and infrastructure and IT security. Products and technology – adjusted excludes stock-based compensation expense and related employer payroll tax.

5 Revenue enablement – adjusted expenses include costs for sales and marketing functions, including sales incentives, advertising costs, and event costs. Revenue enablement – adjusted excludes stock-based compensation expense and related employer payroll tax.

6 General corporate and administrative – adjusted expenses include costs for our executive management and administrative employees, including finance and accounting, human resources, facilities and legal functions. Additional expenses include professional service fees, insurance premiums and other corporate expenses that are not allocated to the other adjusted expense categories. General corporate and administrative – adjusted excludes stock-based compensation expense and related employer payroll tax, litigation proceeds and litigation costs in which the Company is the plaintiff and related antitrust matters, costs associated with the acquisition and integration of completed and potential mergers and acquisitions, costs related to equity transactions, including secondary offerings and debt refinancing costs.

7 Other segment items include those items excluded from the significant segment expense categories and identified in the above descriptions, adjustments for capitalized labor costs incurred on internal development projects, and expenses of an insignificant segment that does not meet the quantitative thresholds for determining reporting segments.

8 Significant non-cash items include changes in fair value of derivative instruments and changes in fair value of warrant liabilities.

Revenues by geographic area presented based upon the location of the customer are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$1,050,161	$938,031	$859,548
China	6,840	6,769	6,830
Total revenues	$1,057,001	$944,800	$866,378

Software, equipment and property, Net by geographic area are as follows (in thousands):

	December 31,
	2025	2024
United States	$166,644	$171,864
China	152	215
Total software, equipment and property-net	$166,796	$172,079

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. Management elected to exclude EvolutionIQ from its assessment of internal control over financial reporting as of December 31, 2025. See note 3, Business Acquisition for additional information. The operating results of EvolutionIQ are included in our Consolidated Financial Statements from the period subsequent to the acquisition on January 6, 2025, and represent 1% of the Company’s consolidated total assets (excluding goodwill and intangible assets which were included in management’s assessment of internal control over financial reporting) as of December 31, 2025, and 4% of the consolidated revenues for the year ended December 31, 2025.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

In October 2025, we implemented a new customer billing system for our Casualty customers that changed our internal control over financial reporting. In connection with this implementation, we updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes.

Except as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CCC Intelligent Solutions Holdings Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CCC Intelligent Solutions Holdings Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the EvolutionIQ Inc. acquisition that was completed during the year ended December 31, 2025, which constitutes in aggregate 1% of the Company’s consolidated total assets (excluding goodwill and intangible assets) as of December 31, 2025 and 4% of consolidated revenues for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting of the EvolutionIQ.

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

February 24, 2026

Item 9B. Other Information

Arrangements Intended to Satisfy the Affirmative Defense of Rule 10b5-1(c)

During the three months ended December 31, 2025, Brian Herb, Executive Vice President, Chief Financial and Administrative Officer of the Company, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). The 10b5-1 trading arrangement was adopted by Mr. Herb on December 20, 2025 and provides for the sale of up to 89,695 shares of the Common Stock of the Company in the period commencing on March 20, 2026 and ending on the earlier of May 15, 2026 or the execution of all trades contemplated by the plan.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the relevant information in our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the relevant information in our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the relevant information in our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the relevant information in our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
The following documents are filed as part of this Annual Report on Form 10-K:
(2)
Consolidated Financial Statements

The consolidated financial statements are filed under Part II, Item 8 of this Annual Report on Form 10-K.

(3)
Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(4)
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

10.7**

Amendment No. 4 to the Credit Agreement, dated as of January 23, 2025, by and between CCC Intelligent Solutions Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 23, 2025).

10.8**

Amendment No. 5 to the Credit Agreement, dated as of December 12, 2025, by and between CCC Intelligent Solutions Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 12, 2025).

10.9†	CCC 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-8 filed by the Registrant on October 14, 2021).

10.10**†

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

10.12†

Employment Agreement, dated February 22, 2025, by and between CCC Intelligent Solutions Holdings Inc. and Timothy A. Welsh (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on May 6, 2025).

10.13†

Employment Agreement, dated April 27, 2017, by and between CCC Information Services Inc. (as successor by merger to Cypress Intermediate Holdings II, Inc.) and Mary Jo Prigge (incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K filed by Registrant on February 28, 2024).

10.14†

Separation, Transition and Arbitration Agreement and General Release, dated March 27, 2025, by and between CCC Intelligent Solutions Holdings Inc. and Mary Jo Prigge (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on May 6, 2025).

10.15†

Employment Agreement, dated August 9, 2022, by and between CCC Intelligent Solutions Inc. and John Goodson (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K filed by Registrant on February 28, 2024).

10.16†

Employment Agreement, dated April 27, 2017, by and between CCC Information Services Inc. (as successor by merger to Cypress Intermediate Holdings III, Inc.) and Marc Fredman (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed by Registrant on February 28, 2024).

10.17†

Separation, Transition and Arbitration Agreement and General Release dated September 26, 2025 by and between the Company and Marc Fredman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 26, 2025).

10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 of the Current Report on Form 8-K filed by the Registrant on August 5, 2021).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Annual Report on Form 10-K filed by the Registrant on February 25, 2025).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002.

97	Clawback Policy (incorporated by reference to Exhibit 97 of the Annual Report on Form 10-K filed by the Registrant on February 28, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Githesh Ramamurthy Chairman and Chief Executive Officer February 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Githesh Ramamurthy		February 24, 2026
Githesh Ramamurthy (Principal Executive Officer)	Chairman and Chief Executive Officer
/s/ Brian Herb	Chief Financial & Administrative Officer	February 24, 2026
Brian Herb (Principal Financial Officer)
/s/ Rodney Christo	Chief Accounting Officer	February 24, 2026
Rodney Christo (Principal Accounting Officer)

/s/ Neil de Crescenzo	Director	February 24, 2026
Neil de Crescenzo

/s/ Barak Eilam	Director	February 24, 2026
Barak Eilam

/s/ William Ingram	Director	February 24, 2026
William Ingram

/s/ Eileen Schloss	Director	February 24, 2026
Eileen Schloss

/s/ Eric Wei	Director	February 24, 2026
Eric Wei

/s/ Teri Williams	Director	February 24, 2026
Teri Williams