Form 10-Q
period 2026-03-31
CCC Intelligent Solutions Holdings Inc.
filed 2026-04-30
CIK 1818201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 28, 2026, 586,940,536 shares of common stock, $0.0001 par value per share, were issued and outstanding.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

Form 10-Q

For the Quarter Ended March 31, 2026

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
•
the execution of our growth strategy;
•
the impact factors outside of our control including public health outbreaks, natural catastrophes, war and terrorism;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,900	$111,192
Accounts receivable—Net of allowances of $4,013 and $3,773 as of March 31, 2026 and December 31, 2025, respectively	140,491	137,056
Income taxes receivable	16,941	33,274
Deferred contract costs	23,499	24,923
Other current assets	33,065	28,653
Total current assets	250,896	335,098
SOFTWARE, EQUIPMENT, AND PROPERTY—Net	169,007	166,796
OPERATING LEASE ASSETS	35,396	36,047
INTANGIBLE ASSETS—Net	987,778	1,010,658
GOODWILL	1,955,551	1,955,551
DEFERRED FINANCING FEES, REVOLVER—Net	1,276	1,368
DEFERRED CONTRACT COSTS	22,525	22,479
EQUITY METHOD INVESTMENT	10,228	10,228
OTHER ASSETS	38,131	35,207
TOTAL	$3,470,788	$3,573,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,613	$30,954
Accrued expenses	55,922	80,897
Current portion of long-term debt	13,033	13,033
Current portion of long-term licensing agreement—Net	3,521	3,466
Operating lease liabilities	6,760	7,785
Deferred revenues	71,479	72,793
Note payable to minority investor	25,953	25,197
Total current liabilities	200,281	234,125
LONG-TERM DEBT—Net	1,262,138	1,264,941
DEFERRED INCOME TAXES—Net	202,108	199,311
LONG-TERM LICENSING AGREEMENT—Net	20,068	20,968
OPERATING LEASE LIABILITIES	51,626	51,467
OTHER LIABILITIES	13,417	15,610
Total liabilities	1,749,638	1,786,422
COMMITMENTS AND CONTINGENCIES (Notes 19 and 20)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par; 5,000,000,000 shares authorized; 586,695,554 and 605,449,050 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	58	60
Additional paid-in capital	3,502,400	3,483,031
Accumulated deficit	(1,780,326)	(1,695,057)
Accumulated other comprehensive loss	(982)	(1,024)
Total stockholders’ equity	1,721,150	1,787,010
TOTAL	$3,470,788	$3,573,432

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
REVENUES	$281,274	$251,565
COST OF REVENUES
Cost of revenues, exclusive of amortization of acquired technologies	68,027	62,205
Amortization of acquired technologies	4,368	4,368
Total cost of revenues	72,395	66,573
GROSS PROFIT	208,879	184,992
OPERATING EXPENSES:
Research and development	52,524	61,763
Selling and marketing	39,418	48,297
General and administrative	49,608	67,119
Amortization of intangible assets	18,512	18,512
Total operating expenses	160,062	195,691
OPERATING INCOME (LOSS)	48,817	(10,699)
INTEREST EXPENSE	(20,300)	(16,926)
INTEREST INCOME	942	1,948
OTHER INCOME (EXPENSE)—NET	3,966	(5,097)
PRETAX INCOME (LOSS)	33,425	(30,774)
INCOME TAX (PROVISION) BENEFIT	(18,008)	13,353
NET INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	15,417	(17,421)
LESS: ACCRETION OF REDEEMABLE NON-CONTROLLING INTEREST	—	(1,276)
NET INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$15,417	$(18,697)
Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.03)
Diluted	$0.03	$(0.03)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	587,380,660	636,832,216
Diluted	607,022,694	636,832,216
COMPREHENSIVE INCOME (LOSS):
Net income (loss) including non-controlling interest	15,417	(17,421)
Other comprehensive income—Foreign currency translation adjustment	42	(15)
COMPREHENSIVE INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	15,459	(17,436)
Less: accretion of redeemable non-controlling interest	—	(1,276)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$15,459	$(18,712)

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding				Accumulated
					Additional		Other	Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity

BALANCE—December 31, 2025	—	$—	605,449,050	$60	$3,483,031	$(1,695,057)	$(1,024)	$1,787,010
Stock-based compensation expense	—	—	—	—	31,871	—	—	31,871
Exercise of stock options	—	—	1,165,928	—	3,487	—	—	3,487
Issuance of common stock under employee stock purchase plan	—	—	190,081	—	1,284	—	—	1,284
Issuance of common stock upon vesting of RSUs—net of tax	—	—	6,062,951	1	(17,273)	—	—	(17,272)
Repurchase and retirement of common stock	—	—	(26,172,456)	(3)	—	(100,163)	—	(100,166)
Excise tax on repurchases of common stock	—	—	—	—	—	(523)	—	(523)
Foreign currency translation adjustment	—	—	—	—	—	—	42	42
Net income	—	—	—	—	—	15,417	—	15,417
BALANCE—March 31, 2026	—	$—	586,695,554	$58	$3,502,400	$(1,780,326)	$(982)	$1,721,150

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable
	Non-Controlling	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding				Accumulated
	Interest					Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2024	$21,679	—	$—	629,207,115	$63	$3,094,182	$(1,095,227)	$(1,195)	$1,997,823
Stock-based compensation expense	—	—	—	—	—	61,048	—	—	61,048
Exercise of stock options	—	—	—	330,413	—	956	—	—	956
Issuance of common stock under employee stock purchase plan	—	—	—	174,906	—	1,650	—	—	1,650
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	9,095,994	1	(43,472)	—	—	(43,471)
Issuance of restricted stock awards for business acquisition	—	—	—	792,174	—	—	—	—	—
Issuance of common stock for business acquisition (1)	—	—	—	26,035,603	3	250,438	—	—	250,441
Repurchase and retirement of common stock	—	—	—	(7,000,000)	(1)	—	(72,274)	—	(72,275)
Accretion of redeemable non-controlling interest	1,276	—	—	—	—	(1,276)	—	—	(1,276)
Reclassification of redeemable non-controlling interest to note payable to minority investor	(22,955)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(15)	(15)
Net loss	—	—	—	—	—	—	(17,421)	—	(17,421)
BALANCE—March 31, 2025	$—	—	$—	658,636,205	$66	$3,363,526	$(1,184,922)	$(1,210)	$2,177,460

(1) Issuance of common stock for business acquisition includes 10,356,096 of restricted shares of common stock subject to re-vesting requirements (see Note 17).

See notes to condensed consolidated financial statements.

$2,797$CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,417	$(17,421)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of software, equipment, and property	13,393	13,595
Amortization of intangible assets	22,880	22,880
Deferred income taxes	2,797	(13,354)
Stock-based compensation	31,871	61,048
Amortization of deferred financing fees	511	474
Amortization of discount on debt	36	47
Change in fair value of derivative instruments	(4,395)	5,741
Noncash interest expense	756	—
Changes in:
Accounts receivable—Net	(3,437)	7,364
Deferred contract costs	1,424	(511)
Other current assets	(4,412)	(2,394)
Deferred contract costs—Non-current	(46)	(603)
Other assets	(2,924)	(2,346)
Operating lease assets	651	701
Income taxes	17,319	(1,100)
Accounts payable	(7,341)	4,956
Accrued expenses	(25,104)	(20,983)
Operating lease liabilities	(866)	(1,292)
Deferred revenues	(1,314)	1,604
Other liabilities	245	86
Net cash provided by operating activities	57,461	58,492
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of software, equipment, and property	(15,876)	(14,846)
Acquisition of EvolutionIQ, Inc., net of cash acquired	—	(415,133)
Net cash used in investing activities	(15,876)	(429,979)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,487	1,004
Proceeds from employee stock purchase plan	1,284	1,650
Payments for employee taxes withheld upon vesting of equity awards	(17,272)	(43,471)
Repurchase of common stock	(100,166)	(72,275)
Proceeds from issuance of long-term debt	—	225,000
Payments of fees associated with the debt modification	—	(6,565)
Principal payments on long-term debt	(3,258)	(2,503)
Net cash (used in) provided by financing activities	(115,925)	102,840
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	48	(13)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(74,292)	(268,660)
CASH AND CASH EQUIVALENTS:
Beginning of period	111,192	398,983
End of period	$36,900	$130,323
NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash purchases of software, equipment, and property	$896	$—
Stock issued related the acquisition of EvolutionIQ, Inc.	$—	$250,441
Issuance of promissory note to minority investor of redeemable preferred securities	$—	$22,955
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$19,008	$16,358
Cash (received) paid for income taxes—Net	$(2,109)	$445

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
ORGANIZATION AND NATURE OF OPERATIONS

CCC Intelligent Solutions Holdings Inc. (the “Company”), a Delaware corporation, is a leading software as a service (“SaaS”) and artificial intelligence (“AI”) platform provider for the multi-trillion-dollar insurance economy powering operations for insurers, repairers, automakers, part suppliers, and more. CCC’s cloud technology connects businesses digitizing mission-critical workflows, commerce and customer experiences.

The Company’s cloud-based SaaS platform connects trading partners, facilitates commerce, and supports mission-critical, AI enabled digital workflows.

The Company is headquartered in Chicago, Illinois. The Company’s primary operations are in the United States (“U.S.”) and it also has operations in China.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of mezzanine equity and stockholders’ equity for the three months ended March 31, 2026 and 2025, and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operations and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any future period.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the condensed consolidated financial statements may not include all the information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations or cash flows. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the significant accounting policies since December 31, 2025.

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

Recently Issued Accounting Pronouncements—In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2025-06, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. Among other things, this update removes the accounting consideration of software project development stages, and requires an entity to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and used to perform its intended function. The guidance can be applied on a prospective basis, modified basis, or retrospective basis. The amendments in this update are effective for fiscal years beginning after December 15, 2027, and interim periods in those fiscal years. The Company is evaluating the impact of the adoption of ASU 2025-06 to its consolidated financial statements.

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements that are of significance or potential significance to us.

3.
BUSINESS ACQUISITION

EvolutionIQ

On January 6, 2025, the Company completed its acquisition of EvolutionIQ, Inc. (“EvolutionIQ”), a privately held company that provides AI-powered guidance for disability and injury claims management. Leveraging EvolutionIQ’s platform, the acquisition broadens the Company’s portfolio of AI-based solutions available to insurance customers.

The Company acquired all outstanding shares of EvolutionIQ in exchange for total consideration of $674.3 million. In accordance with the acquisition agreement, the Company placed $8.9 million in escrow for general indemnity and purchase price adjustment holdbacks to be paid to the sellers within 90 days of closing for the adjustment holdbacks and within 36 months of closing for the general indemnity, subject to reduction for certain indemnifications and other potential obligations of the selling shareholders. For the year ended December 31, 2025, the adjustment escrow was distributed with the sellers receiving $2.6 million and the Company receiving $4.7 million. As of March 31, 2026, the remaining escrow balance of $1.6 million relates to the general indemnity.

The acquisition date fair value of the consideration transferred consisted of the following (in thousands):

Cash consideration	$420,642
Fair value of common stock issued	250,441
Fair value of option holdback	3,184
Total acquisition date fair value of the consideration transferred	$674,267

As part of the acquisition, the Company issued 26,035,603 shares of common stock. The number of shares of common stock issued was based on a 9-day volume weighted average price of $11.83, established prior to the closing date of January 6, 2025. On the date of acquisition, the Company’s closing stock price was $11.41.

Included in the shares of common stock issued are 10,356,096 restricted shares of common stock subject to re-vesting provisions. The restricted shares had a fair value as of the acquisition date of $118.2 million, of which $71.5 million is included in the consideration transferred in the table above, and the remaining $46.7 million is recognized as stock-based compensation expense over the vesting period (see Note 17).

The fair value of the option holdback corresponds to the fair value of certain unvested EvolutionIQ stock options subject to future vesting as of the acquisition date. If the optionholder does not meet the time-based vesting requirement, the corresponding holdback amount is released to the selling shareholders. If the optionholder meets the vesting requirement, the optionholder receives the corresponding holdback amount in shares of the Company’s common stock, and the holdback cash amount is retained by the Company. Upon settlement the Company retained $3.1 million and returned $0.1 million to the selling shareholders.

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

The Company’s estimates of the fair values of the assets acquired and liabilities assumed are based on information available at the date of acquisition. During the measurement period, which may be up to one year from the acquisition date, adjustments may be recorded to the fair values of these tangible and intangible assets acquired and liabilities assumed, including uncertain tax positions and tax-related valuation allowances, with the corresponding offset to goodwill. The purchase price allocation was finalized during the year ended December 31, 2025.

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

A summary of the fair values, discount rates, and estimated useful lives of the acquired intangible assets is as follows (dollars in thousands):

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

The acquired intangible assets, with a weighted average useful life of 9.5 years, are amortized on a straight-line basis.

The Company incurred transaction costs associated with the acquisition of $17.0 million. The Company incurred transaction costs of $8.3 million, included in general and administrative expenses within the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025.

4.
REvenue

Disaggregation of Revenue—The Company provides disaggregation of revenue based on type of service as it believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table summarizes revenue by type of service for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Software subscriptions	$270,120	$242,536
Other	11,155	9,029
Total revenues	$281,274	$251,565

Transaction Price Allocated to the Remaining Performance Obligations—Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2026, approximately $1,908 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $814 million during the following twelve months, and approximately $1,094 million thereafter. The estimated revenues do not include unexercised contract renewals. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.

Deferred Revenue—Revenue recognized for the three months ended March 31, 2026 from amounts in deferred revenue as of December 31, 2025 was $51.3 million. Revenue recognized for the three months ended March 31, 2025 from amounts in deferred revenue as of December 31, 2024 was $42.3 million.

Contract Assets and Liabilities—The opening and closing balances of the Company’s receivables, contract assets and contract liabilities from contracts with customers are as follows (in thousands):

	March 31,	December 31,
	2026	2025
Accounts receivables—Net of allowances	$140,491	$137,056
Deferred contract costs	23,499	24,923
Long-term deferred contract costs	22,525	22,479
Other assets (accounts receivable, non-current)	27,221	25,532
Deferred revenues	71,479	72,793
Other liabilities (deferred revenues, non-current)	1,615	1,368

5.
FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Interest Rate Swaps—In February 2025, the Company entered into three interest rate swap agreements to reduce its exposure to variability from future cash flows resulting from interest rate risk related to its floating rate long-term debt (see Note 14). The fair value of the interest rate swap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore was classified within Level 2 of the fair value hierarchy as of March 31, 2026.

The Company does not designate its interest rate swap agreements as hedging instruments and records the changes in fair value within other income (expense)-net on the condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2026, the interest rate swap agreements had a fair value liability of $3.0 million. The fair value of the interest rate swap agreements is classified within other liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2026.

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis at March 31, 2026 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Liabilities
Interest rate swap	$3,016	$—	$3,016	$—
Total liabilities	$3,016	$—	$3,016	$—

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis at December 31, 2025 (in thousands):

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

The Company did not recognize any impairment charges related to these assets during the three months ended March 31, 2026 and 2025.

Fair Value of Other Financial Instruments—The following table presents the carrying amounts, net of debt discount, and estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	March 31, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
Term Loan, including current maturities	$1,286,746	$1,276,464	$1,289,968	$1,294,220

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

6.
INCOME TAXES

The Company recognized an income tax provision of $18.0 million and an income tax benefit of $13.4 million for the three months ended March 31, 2026 and 2025, respectively. The income tax provision for the three months ended March 31, 2026 was primarily due to the Company’s pre-tax book income, as well as the tax impact related to stock-based compensation expense. The income tax benefit for the three months ended March 31, 2025 was primarily due to the Company's pre-tax book loss.

The Company made income tax payments of $0.9 million and $1.0 million during the three months ended March 31, 2026 and 2025, respectively. The Company received a federal refund of $2.9 million and refunds of $0.1 million from various states during the three months ended March 31, 2026 and refunds of $0.5 million from various states during the three months ended March 31, 2025.

As of March 31, 2026, unrecognized tax benefits were materially consistent with the amount as of December 31, 2025. The Company believes its liability for unrecognized tax benefits, excluding interest and penalties, will not materially change over the following twelve months.

7.
accounts receivable

Accounts receivable—Net as of March 31, 2026 and December 31, 2025, consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accounts receivable	$144,504	$140,829
Allowance for credit losses and sales reserves	(4,013)	(3,773)
Accounts receivable—Net	$140,491	$137,056

As of March 31, 2026, no customers accounted for 10% or greater of accounts receivable—Net. As of December 31, 2025, one customer accounted for 11% of accounts receivable—Net.

Changes to the allowance for credit losses and sales reserves during the three months ended March 31, 2026 and 2025 consist of the following (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Balance at beginning of period	$3,773	$4,692
Charges to bad debt and sales reserves	1,345	1,964
Write-offs—Net	(1,105)	(2,331)
Balance at end of period	$4,013	$4,325

8.
OTHER CURRENT ASSETS

Other current assets as of March 31, 2026 and December 31, 2025 consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid SaaS costs	$15,662	$9,059
Prepaid service fees	6,678	7,566
Prepaid insurance	1,375	2,365
Prepaid software and equipment maintenance	366	462
Other	8,984	9,201
Total other current assets	$33,065	$28,653

9.
SOFTWARE, EQUIPMENT, AND PROPERTY

Software, equipment, and property as of March 31, 2026 and December 31, 2025 consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Software, licenses and database	$331,705	$316,557
Leasehold improvements	31,438	31,590
Building and land	4,910	4,910
Computer equipment	2,834	4,624
Furniture and other equipment	1,005	1,466
Total software, equipment, and property	371,892	359,147
Less accumulated depreciation and amortization	(202,885)	(192,351)
Software, equipment, and property—Net	$169,007	$166,796

Depreciation and amortization expense related to software, equipment and property was $13.4 million and $13.6 million for the three months ended March 31, 2026 and 2025, respectively.

10.
LEASES

The Company leases real estate in the form of office space and data center facilities. Generally, at the inception of the contract, the term for real estate leases ranges from 2 to 17 years and the term for equipment leases is 1 to 3 years. Some real estate leases include options to renew that can extend the original term by 3 to 5 years.

The components of lease expense for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Operating lease costs	$1,665	$1,793
Variable lease costs	1,133	1,125
Total lease costs	$2,798	$2,918

During the three months ended March 31, 2026 and 2025, the Company made cash payments for operating leases of $2.9 million and $2.3 million, respectively.

11.
GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are primarily the result of business acquisitions.

The Company performs its annual impairment assessment of goodwill and indefinite life intangible assets as of November 30 of each year.

No impairments to goodwill or indefinite life intangible assets were recorded during the three months ended March 31, 2026.

The following table presents the gross amount, accumulated impairment loss and carrying amount of goodwill as of March 31, 2026 and December 31, 2025.

		Accumulated	Net
	Gross Amount	Impairment Loss	Carrying Amount
Balance as of March 31, 2026	$2,058,753	$(103,202)	$1,955,551
Balance as of December 31, 2025	2,058,753	(103,202)	1,955,551

The accumulated impairment loss as of December 31, 2025 was due to impairment charges of $77.4 million and $25.8 million recognized during the years ended December 31, 2023 and December 31, 2019, respectively.

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2026.

Intangible Assets—No intangible asset impairments were recorded during the three months ended March 31, 2026.

The intangible assets balance as of March 31, 2026 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount

Intangible assets:
Customer relationships	16-18	9.3	$1,324,130	$(643,056)	$681,074
Acquired technologies	7-8	6.7	139,100	(23,841)	115,259
Trademarks	5	3.8	1,300	(325)	975
Subtotal			1,464,530	(667,222)	797,308
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,655,000	$(667,222)	$987,778

The intangible assets balance as of December 31, 2025 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount

Intangible assets:
Customer relationships	16-18	9.6	$1,324,130	$(624,609)	$699,521
Acquired technologies	7-8	6.9	139,100	(19,473)	119,627
Trademarks	5	4	1,300	(260)	1,040
Subtotal			1,464,530	(644,342)	820,188
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,655,000	$(644,342)	$1,010,658

Amortization expense for intangible assets was $22.9 million and $22.9 million for the three months ended March 31, 2026 and 2025, respectively.

Future amortization expense for the remainder of the year ended December 31, 2026 and the following four years ended December 31 and thereafter for intangible assets as of March 31, 2026 is as follows (in thousands):

Years Ending December 31:

2026	68,640
2027	91,520
2028	91,520
2029	90,892
2030	90,575
Thereafter	364,161
Total	$797,308

12.
ACCRUED EXPENSES

Accrued expenses as of March 31, 2026 and December 31, 2025 consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Compensation	$30,776	$55,292
Sales tax	5,477	5,708
Software license agreement	3,942	3,817
Royalties and licenses	3,928	5,941
Employee insurance benefits	3,702	2,619
Professional services	3,440	2,150
Other	4,657	5,370
Total accrued expenses	$55,922	$80,897

13.
OTHER LIABILITIES

Other liabilities as of March 31, 2026 and December 31, 2025 consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Income taxes payable—non-current	$6,998	$6,012
Fair value of interest rate swaps	3,016	7,411
Deferred revenue—non-current	1,615	1,368
Other	1,788	819
Total other liabilities	$13,417	$15,610

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

2024 Refinancing — In September 2024, the Company entered into Amendment No. 2 to the 2021 Credit Agreement (the “Second Amendment”) to (i) remove the secured overnight financing rate (“SOFR”) credit adjustment applicable to the 2021 Revolving Credit Facility and (ii) reduce the applicable interest rate for the 2021 Revolving Credit Facility by 0.25%. Additionally, the maturity date for the 2021 Revolving Credit Facility was extended to September 23, 2029, subject to a springing maturity date of June 22, 2028 if greater than $234.0 million of the initial term loan remains outstanding as of such date.

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

2025 Additional Borrowing and Refinancing — On January 6, 2025, in conjunction with the acquisition of EvolutionIQ (Note 3), the Company entered into Amendment No.3 to the 2021 Credit Agreement (the “Third Amendment”) that provided the Company with incremental term loans in an aggregate principal amount of $225.0 million (the “Incremental Term Loans”). Immediately after the Third Amendment, the Incremental Term Loans were repayable in quarterly installments in an amount equal to 0.25% of the original principal amount, with the balance payable at maturity, September 21, 2028.

Immediately after the Third Amendment, the interest rate per annum applicable to the Incremental Term Loans were based on a fluctuating rate of interest, determined by the Company’s leverage ratio, as defined in the 2021 Credit Agreement. In connection with the Fourth Amendment (as defined below), the Incremental Term Loans were refinanced together with other term loans outlined in the following paragraphs.

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

On December 12, 2025, the Company entered into Amendment No.5 to the 2021 Credit Agreement (the “Fifth Amendment”).

Pursuant to the terms of the Fifth Amendment, the Company incurred incremental term loans in an aggregate principal amount of $300.0 million, which were used to fund the 2025 Accelerated Share Repurchase (“ASR”) program (Note 17).

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

The Term Loan requires quarterly principal payments of $3.3 million until December 31, 2031, with the remaining outstanding principal amount required to be paid on the maturity date, January 23, 2032. If the Company’s leverage ratio, as defined in the 2021 Credit Agreement is greater than 3.5, the Term Loan requires a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. As of December 31, 2025, the Company’s leverage ratio did not exceed the 3.5 threshold and the Company was not subject to the annual excess cash flow calculation, and as such, was not required to make a prepayment of principal.

As of March 31, 2026 and December 31, 2025, the amount outstanding on the Term Loan is $1,287.7 million and $1,291.0 million, respectively, of which $13.0 million is classified as current in the accompanying condensed consolidated balance sheets.

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

From and after the Fourth Amendment, the interest rate per annum applicable to the Term Loan is based on a fluctuating rate of interest equal to the sum of an applicable rate and, at the Company’s election from time to time, either:

(1) 1.00% in the case of base rate loans, and 2.00%, in the case of SOFR (or the Euro Interbank Offer Rate (“EURIBOR”) or the Sterling Overnight Indexed Average (“SONIA”)) loans, if S&P and Moody’s Debt First Lien Leverage Ratio Ratings (as defined in the Credit Agreement) are below BB- (with a stable outlook) or below Ba3 (with a stable outlook) (or if for any reason this category does not apply, including if the Borrower has only one Debt Rating or the Borrower does not have any Debt Rating); or

(2) 0.75%, in the case of base rate loans, and 1.75%, in the case of SOFR (or EURIBOR or SONIA) loans, if S&P and Moody’s Debt First Lien Leverage Ratio Ratings are both BB- (with a stable outlook) or better and Ba3 (with a stable outlook) or better.

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

During the three months ended March 31, 2026 and 2025, the weighted-average interest rate on the outstanding borrowings under the initial term loan was 5.8% and 6.1%, respectively.

As of March 31, 2026 and December 31, 2025, the Company had outstanding standby letters of credit for $1.0 million and $1.1 million, respectively, which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility. As of March 31, 2026 and December 31, 2025, $249.0 million and $248.9 million, respectively, was available to be borrowed.

Borrowings under the 2021 Credit Agreement are guaranteed by Cypress Holdings Intermediate Holdings II, LLC., and certain of its U.S. subsidiaries by a perfected first priority lien on the stock of CCC Intelligent Solutions Inc., and substantially all of its assets, subject to various limitations and exceptions.

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

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments of the Company, the leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of March 31, 2026 and December 31, 2025.

Long-term debt as of March 31, 2026 and December 31, 2025, consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Term Loan	$1,287,732	$1,290,990
Term Loan—discount	(986)	(1,022)
Term Loan—deferred financing fees	(11,575)	(11,994)
Term Loan—Net of discount & fees	1,275,171	1,277,974
Less: Current portion	(13,033)	(13,033)
Total long-term debt—Net of current portion	$1,262,138	$1,264,941

Interest Rate Swaps—In February 2025, the Company entered into three interest rate swap agreements (the “Swaps”) to reduce its exposure to variability from future cash flows resulting from interest rate risk related to its floating rate long-term debt. Pursuant to the terms of the Swaps, beginning on July 31, 2025, the Company will pay an average fixed interest rate of 3.94% on an aggregate notional amount corresponding to borrowings of $750.0 million in exchange for receipts on the same notional amount at a floating interest rate based on the applicable SOFR at the time of payment. The Swaps expire on July 31, 2027.

The fair value of the interest rate swap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore, was classified within Level 2 of the fair value hierarchy as of March 31, 2026. The Company does not designate its interest rate swap agreements as hedging instruments and records the changes in fair value within earnings. As of March 31, 2026, the aggregate fair value of the Swaps was a liability of $3.0 million (see Note 5).

Net cash paid related to the Swaps was $0.5 million for the three months ended March 31, 2026, recorded within other income (expense)-net on the condensed consolidated statement of operations and comprehensive income (loss).

Interest Rate Caps—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The interest rate cap agreements had an aggregate notional amount of $600.0 million and a one-month SOFR cap rate of 4.00%. The interest rate cap agreements expired in July 2025.

Cash received related to the interest rate cap agreements was $0.5 million for the three months ended March 31, 2025, recorded within other income (expense)-net on the condensed consolidated statement of operations and comprehensive income (loss).

15.
REDEEMABLE NON-CONTROLLING INTEREST

On March 12, 2020, the Company entered into a stock purchase agreement and other related documentation (the “Stock Purchase Agreements”) with a third-party investor (the “Investor”) for purchase by the Investor of Series A Preferred Stock in CCCIS Cayman Holdings Limited (“CCC Cayman”), a majority-owned subsidiary of the Company and the parent of the Company’s China subsidiaries. At the closing of the transactions under the Stock Purchase Agreements (the “Close Date”), CCC Cayman issued 1,818 shares of Series A Preferred Stock (the “Preferred Shares”) at $7,854 per share to the Investor for net proceeds of $14.2 million. As of December 31, 2024, on an as-converted basis, the Preferred Shares represented an aggregate 10.0% ownership interest of the issued and outstanding capital stock of CCC Cayman, or 8.6% on a fully-diluted basis.

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

On March 17, 2025, the Company received a notice of redemption under the Stock Purchase Agreements. Upon receiving the notice of redemption, the shares became mandatorily redeemable and payable by CCC Cayman (without recourse to the Company) and are no longer presented within mezzanine equity as a redeemable non-controlling interest. As of March 31, 2026, the Preferred Shares are recognized as a Payable to Investor within current liabilities on the Company’s condensed consolidated balance sheet.

The activity impacting the redeemable non-controlling interest during the three months ended March 31, 2026 and 2025 is presented below (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Balance at beginning of period	$—	$21,679
Accretion of redeemable non-controlling interest	—	1,276
Reclassification of redeemable non-controlling interest	—	(22,955)
Balance at end of period	$—	$—

16.
NOTE PAYABLE TO MINORITY INVESTOR

In connection with the Investor’s notice of redemption of their Series A Preferred Stock and in accordance with the provisions of the Stock Purchase Agreements (see Note 15), on May 16, 2025, CCC Cayman issued a promissory note (the “Promissory Note”) to the Investor. The obligors under the Promissory Note are CCC Cayman and its subsidiaries, without recourse to the Company.

The Promissory Note has an initial principal amount outstanding of $23.4 million, which included accrued interest of $0.4 million. The Promissory Note accrues interest at a rate of 12.0% per annum, compounded daily. All accrued interest is payable in kind and added to the outstanding principal amount. During the three months ended March 31, 2026, the Company recognized $0.8 million of interest expense on the Promissory Note.

The Promissory Note’s maturity date is defined as the date CCC Cayman has available funds and assets, as defined in the Stock Purchase Agreements, that are available and sufficient to pay in full the redemption price for the Investor’s shares of Series A Preferred Stock. The Promissory Note allows for CCC Cayman to prepay, in whole or in part, any outstanding principal or interest prior to the maturity date without penalty.

As of March 31, 2026, the total amount outstanding under the Promissory Note was $26.0 million.

17.
CAPITAL STOCK

Preferred Stock—The Company is authorized to issue up to 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026, there were no shares of preferred stock issued or outstanding.

Common Stock—The Company is authorized to issue up to 5,000,000,000 shares of common stock with a par value of $0.0001 per share. Each holder of common stock is entitled to one vote for each share of common stock held of record by such holder on all matters voted upon by the stockholders, subject to the restrictions set out in the Company’s certificate of incorporation. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors. Upon a liquidation event, subject to the rights of the holders of any preferred stock issued and outstanding at such time, any distribution shall be made on a pro rata basis to the common stockholders.

There were 586,695,554 and 605,449,050 shares of common stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

Restricted Common Stock—As part of the acquisition of EvolutionIQ in January 2025 (see Note 3), the Company issued 10,356,096 restricted shares of common stock, subject to re-vesting conditions. The restricted shares have service-based vesting conditions and vest annually over two years. As of March 31, 2026, 5,178,048 restricted shares remain unvested. The fair value of the restricted shares at the acquisition date was $118.2 million, of which $71.5 million was included as purchase consideration and the remaining $46.7 million will be recognized as stock-based compensation expense over the vesting period.

Secondary Offerings and Stock Repurchase—There were no secondary offerings during the three months ended March 31, 2026.

During the three months ended March 2025, a secondary offering was completed and 7,000,000 shares of common stock were repurchased by the Company for an aggregate price of $72.3 million. The shares repurchased by the Company were formally retired. The excess purchase price over par value was charged directly to accumulated deficit. In connection with the secondary offering, the Company incurred costs of $0.3 million included within general and administrative expenses on the condensed consolidated statement of operations and comprehensive income (loss).

Share Repurchase Program—In December 2025, the Company’s board of directors authorized the repurchase of up to $500.0 million of the Company’s outstanding shares of common stock (the “2025 Share Repurchase Program”). Under the 2025 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions, accelerated share repurchases, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, in accordance with applicable securities laws and other restrictions. The 2025 Repurchase Program does not obligate the Company to repurchase any amount of common stock. The specific timing and amount of repurchases may vary based on available capital resources, market conditions, management’s discretion, security laws limitations, and other factors.

In March 2026, 16,565,982 shares of common stock were repurchased by the Company under the 2025 Share Repurchase Program for an aggregate price of $100.0 million and were formally retired with the excess purchase price over par value charged directly to accumulated deficit. As of March 31, 2026, the Company has $100.0 million available to purchase under the 2025 Share Repurchase Program.

In December 2024, the Company’s board of directors authorized the repurchase of up to $300.0 million of the Company’s outstanding shares of common stock (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company was authorized to repurchase shares through open market purchases, privately negotiated transactions, accelerated share repurchases, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, in accordance with applicable securities laws and other restrictions. The 2024 Repurchase Program did not obligate the Company to repurchase any amount of common stock.

During the three months ended March 31, 2025, the Company repurchased $72.3 million of its common stock under the 2024 Share Repurchase Program. The remaining authorization of the 2024 Share Repurchase Program was utilized through subsequent share repurchases which occurred during the year ended December 31, 2025.

Accelerated Share Repurchase Transaction—On December 12, 2025, the Company entered into an accelerated share repurchase (“ASR”) transaction with a third-party financial institution to repurchase $300.0 million of its common stock under the 2025 Share Repurchase Program. At inception, the Company paid the financial institution using proceeds from the Fifth Amendment and cash on hand and received an initial delivery of 33,240,998 shares, which were immediately retired. The shares received were equal to 80% of the prepayment amount based on the closing price of the common stock on December 11, 2025 of $7.22 per share. The initial repurchase of shares under the agreement resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

On February 27, 2026, the Company received a final delivery of 9,606,474 shares of its common stock with a fair value of approximately $60.0 million, representing the final settlement of the ASR agreement. The shares received upon final settlement were immediately retired.

18.
STOCK INCENTIVE PLANS

In July 2021, the 2021 Equity Incentive Plan (the “2021 Plan”) was adopted and approved by the Company’s board of directors and stockholders.

Restricted Stock Units and Restricted Stock Awards—The table below summarizes the restricted stock unit (“RSU”) and restricted stock award (“RSA”) activity for the three months ended March 31, 2026:

		Weighted-
		Average
	Shares	Fair Value
Unvested —December 31, 2025	24,982,281	$10.27
Granted	11,792,934	6.77
Vested	(8,808,980)	9.92
Forfeited	(594,599)	10.04
Unvested —March 31, 2026	27,371,636	$8.54

In connection with the acquisition of EvolutionIQ (see Note 3), the Company granted 792,174 RSAs that are subject to service conditions.

During the three months ended March 31, 2026, the Company granted 11,792,934 RSUs. Of the RSUs granted during the three months ended March 31, 2026, 10,218,931 have time-based vesting requirements, and 1,574,003 have performance-based vesting requirements. The performance-based awards granted during the three months ended March 31,2026, include both a performance and a market condition. The grant date fair value of the performance-based awards with a market condition is estimated on the date of grant using the Monte Carlo simulation model.

During the three months ended March 31, 2026, 8,808,980 RSUs vested, of which 2,741,143 were withheld for employee tax obligations.

Stock Options—The table below summarizes the stock option activity for the three months ended March 31, 2026:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding—December 31, 2025	21,797,772	$3.09	2.0	$106,846
Exercised	(1,165,928)	2.99
Forfeited and canceled	—	—
Options outstanding—March 31, 2026	20,631,844	$3.10	1.8	$63,810
Options exercisable—March 31, 2026	20,631,844	$3.10	1.8	$63,810

The fair value of the options which vested during the three months ended March 31, 2026 was $0.5 million.

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

There were no stock options under the Cayman Incentive Plans granted during the three months ended March 31, 2026. The exercise price of the options granted is equal to the fair value of the underlying shares at the grant date. As of March 31, 2026 and December 31, 2025, 2,334,827 and 2,355,400 stock options under the Cayman Incentive Plans are outstanding.

Employee Stock Purchase Plan—In July 2021, the Company adopted the CCC 2021 Employee Stock Purchase Plan (“ESPP”).

During the three months ended March 31, 2026, 190,081 shares were sold under the ESPP.

The fair value of the ESPP purchase rights sold during the three months ended March 31, 2026 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	0.5
Expected volatility	33.5%
Expected dividend yield	0%
Risk-free interest rate	4.2%

Stock-Based Compensation—Stock-based compensation expense has been recorded in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Cost of revenues	$2,024	$2,685
Research and development	11,289	17,601
Sales and marketing	8,085	13,128
General and administrative	10,473	27,634
Total stock-based compensation expense	$31,871	$61,048

As of March 31, 2026, there was $182.8 million of unrecognized stock compensation expense related to unvested time-based awards which is expected to be recognized over a weighted-average period of 2.2 years. As of March 31, 2026, there was $24.7 million of unrecognized stock-based compensation expense related to unvested performance-based awards which is expected to be recognized over a weighted-average period of 1.9 years.

19.
COMMITMENTS

Purchase Obligations—The Company has long-term agreements with suppliers and other parties related to licensing data used in its services, outsourced data center, disaster recovery and SaaS that expire at various dates through 2031. As of March 31, 2026, there were no material changes from the amounts disclosed as of December 31, 2025.

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

To date, the Company has not incurred any material costs as a result of such indemnifications or commitments and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

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

In 2024, the Company made claims against certain parties for violation of its intellectual property and other related actions. These claims were settled during the three months ended March 31, 2025.

21.
ReLATED PARTIES

The Company has engaged in transactions within the ordinary course of business with entities affiliated with its principal equity owners and directors.

The following table summarizes revenues recognized and expenses incurred with entities affiliated with one of its principal equity owners and directors for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Revenues
Software subscriptions	$921	$ ^
Credit card processing	426	382
Expenses
Employee health insurance benefits	^	383
IT security software	^	156
Board of director fees for services, including related travel and out-of-pocket reimbursements	^	*
Human resources support services	*	*

* Not significant.

^ Not a related party during the three months ended March 31.

As of March 31, 2026 and 2025, all receivables and payables from related parties were de minimis.

22.
OTHER INCOME (EXPENSE)—NET

Other income (expense)—Net consists of the following (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Gain (loss) from change in fair value of interest rate swaps	$4,395	$(5,331)
Loss from change in fair value of interest rate caps	—	(410)
(Loss) income from derivative instruments	(469)	497
Other income—Net	40	147
Total other income (expense)—Net	$3,966	$(5,097)

23.
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

	For the Three Months Ended
	March 31,
	2026	2025
Numerator
Net income (loss)	$15,417	$(17,421)
Accretion of redeemable non-controlling interest	—	(1,276)
Net income (loss) attributable to common stockholders	$15,417	$(18,697)

Denominator
Weighted average shares of common stock—basic and diluted	587,380,660	636,832,216
Dilutive effect of stock-based awards	19,642,034	—
Weighted average shares of common stock—diluted	607,022,694	636,832,216
Net income (loss) per share:
Basic	$0.03	$(0.03)
Diluted	$0.03	$(0.03)

Approximately 14,719,220 and 32,825,933 common stock equivalent shares were excluded from the computation of diluted per share amounts for the three months ended March 31, 2026 and 2025, respectively, because their effect was anti-dilutive.

As part of the Business Combination, 8,625,000 shares issued and held by Dragoneer (the “Sponsor Vesting Shares”) became non-transferable and subject to forfeiture on the tenth anniversary of the closing of the Business Combination if neither of the defined triggering events has occurred. The Sponsor Vesting Shares are issued and outstanding during the three months ended March 31, 2026 and 2025 and excluded from the weighted average number of shares of common stock outstanding until the vesting requirement is met and the restriction is removed. For information regarding the Business Combination and the shares issued and held by Dragoneer, see "Note 19. Capital Stock" of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table presents the Company’s financial information about reported segment revenue, significant segment expenses, and the Company’s reconciliation of segment profit (loss) to condensed consolidated net income (loss) (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Revenue—Domestic Segment	$279,576	$249,875
Revenue—Other (1)	1,698	1,690
Total Revenue	281,274	251,565

Segment Expenses:
Data licenses and royalties—adjusted (2)	11,158	11,030
Customer services—adjusted (3)	27,507	28,009
Products and technology—adjusted (4)	80,843	74,623
Revenue enablement—adjusted (5)	35,349	36,789
General corporate and administrative—adjusted (6)	22,534	20,344
Other segment items (7)	19,239	54,373
Amortization expense	22,880	22,880
Depreciation expense	13,376	13,572
Interest expense	20,300	16,926
Interest income	(942)	(1,948)
Significant non-cash items (8)	(4,395)	5,741
Income tax provision (benefit)	18,008	(13,353)
Total segment expenses	265,857	268,986
Net income (loss) including non-controlling interest	$15,417	$(17,421)

(1) Represents revenue from an insignificant segment that does not meet the quantitative thresholds for determining reportable segments.

(2) Data licenses and royalties—adjusted expenses include third party costs for data licensing and royalty fees. Data licenses and royalties – adjusted excludes stock-based compensation expense and related employer payroll tax.

(3) Customer services—adjusted expenses include the costs to deliver services to customers, including software configuration, integration and implementation services and customer support activities. Customer services—adjusted excludes stock-based compensation expense and related employer payroll tax.

(4) Products and technology—adjusted expenses include costs related to the engineering, product management design and development of the Company’s solutions, and costs related to the Company’s hosting environments, support of production infrastructure, support of internal systems and infrastructure and IT security. Products and technology—adjusted excludes stock-based compensation expense and related employer payroll tax.

(5) Revenue enablement—adjusted expenses include costs for sales and marketing functions, including sales incentives, advertising costs, and event costs. Revenue enablement—adjusted excludes stock-based compensation expense and related employer payroll tax.

(6) General corporate and administrative—adjusted expenses include costs for our executive management and administrative employees, including finance and accounting, human resources, facilities and legal functions. Additional expenses include professional service fees, insurance premiums and other corporate expenses that are not allocated to the other adjusted expense categories. General corporate and administrative—adjusted excludes stock-based compensation expense and related employer payroll tax, litigation proceeds and litigation costs in which the Company is the plaintiff and related antitrust matters, costs associated with the acquisition and integration of completed and potential mergers and acquisitions, costs related to equity transactions, including secondary offerings and debt refinancing costs.

(7) Other segment items include those items excluded from the significant segment expense categories and identified in the above descriptions, adjustments for capitalized labor costs incurred on internal development projects, and expenses of an insignificant segment that does not meet the quantitative thresholds for determining reporting segments.

(8) Significant non-cash items include changes in fair value of derivative instruments.

Revenues by geographic area, presented based upon the location of the customer are as follows (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
United States	$279,576	$249,875
China	1,698	1,690
Total revenues	$281,274	$251,565

Software, equipment and property—Net by geographic area are as follows (in thousands):

	March 31,	December 31,
	2026	2025
United States	$168,814	$166,644
China	193	152
Total software, equipment and property—Net	$169,007	$166,796

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

Business Overview

Founded in 1980, CCC is a leading Software as a Service (“SaaS”) and Artificial Intelligence (“AI”) platform provider for the multi-trillion-dollar insurance economy powering operations for insurers, repairers, automakers, part suppliers, and more. CCC cloud technology connects more than 35,000 businesses digitizing mission-critical workflows, commerce, and customer experiences. A trusted leader in AI, customer experience, network and workflow management, CCC delivers technology that turns crucial moments into intelligent experiences, with the goal of shaping a world where life just works.

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

While our position in the insurance economy is grounded in the automotive insurance sector, the largest Property & Casualty (“P&C”) insurance sector in the U.S. representing nearly half of P&C Direct Written Premium (“DWP”), we believe our integrations and cloud platform are capable of driving innovation across the broader insurance economy. Our customers are increasingly looking for CCC to expand its solutions to other parts of their business where they can benefit from our technology, service, and partnership. In response, we are investing in new solutions that we believe will enable us to digitize the entire automotive claims lifecycle, and over time expand into adjacencies including other insurance lines. For example, CCC’s acquisition of EvolutionIQ, Inc. (“EvolutionIQ”) in January 2025 added claims solutions in disability and workers’ compensation insurance lines to CCC’s solution suite.

We have strong customer relationships in the end-markets we serve, and these relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. We have customer agreements with more than 300 insurers (including carriers, self-insurers and other entities processing insurance claims), including 27 of the top 30 automotive insurance carriers and 9 of the top 15 disability insurance carriers in the U.S., based on DWP, and hundreds of regional carriers. We have more than 35,000 total customers, including more than 30,500 automotive collision repair facilities (including repairers and other entities that estimate damaged vehicles), more than 6,000 parts and diagnostics suppliers, 14 of the top 15 automotive manufacturers based on vehicles in operation, and numerous other companies that participate in the insurance economy.

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

Software NDR

We believe that Software NDR provides our management and our investors with insight into our ability to retain and grow revenue from our existing customers, as well as their potential long-term value to us. We also believe the results shown by this metric reflect the stability of our revenue base, which is one of our core competitive strengths. We calculate Software NDR by dividing (a) annualized software revenue recorded in the last month of the measurement period, for example, March for a quarter ending March 31, for unique billing accounts that generated revenue during the corresponding month of the prior year by (b) annualized software revenue as of the corresponding month of the prior year. The calculation includes changes for these billing accounts, such as changes in the solutions purchased, changes in pricing and transaction volume, but does not reflect revenue for new customers added. The calculation excludes: (a) changes in estimates related to the timing of one-time revenue and other revenue, including professional services, and (b) annualized software revenue for smaller customers with annualized software revenue below the threshold of $100,000 for carriers and $4,000 for shops. The customers that do not meet the revenue threshold are small carriers and shops that tend to have different buying behaviors, with a narrower solution focus, and different tenure compared to our core customers (excluded small carriers and shops represent less than 5% of total revenue within these sales channels). Our Software NDR includes carriers and shops who subscribe to our auto physical damage solutions, and carriers who subscribe to our claims synthesis and claims guidance solutions, which account for most of the Company’s revenue, and excludes revenue from smaller emerging solutions with international subsidiaries or other ecosystem solutions, such as parts suppliers and other automotive manufacturers, and also excludes CCC casualty solutions which are largely usage and professional service based.

	Quarter Ended	2026	2025
Software NDR	March 31	107%	107%
	June 30		107%
	September 30		105%
	December 31		106%

Software GDR

We believe that Software GDR provides our management and our investors with insight into the value our solutions provide to our customers as represented by our ability to retain our existing customer base. We believe the results shown by this metric reflect the strength and stability of our revenue base, which is one of our core competitive strengths. We calculate Software GDR by dividing (a) annualized software revenue recorded in the last month of the measurement period in the prior year, reduced by annualized software revenue for unique billing accounts that are no longer customers as of the current period end by (b) annualized software revenue as of the corresponding month of the prior year. The calculation reflects only customer losses and does not reflect customer expansion or contraction for these billing accounts and does not reflect revenue for new customer billing accounts added. Our Software GDR calculation represents our annualized software revenue that is retained from the prior year and demonstrates that the vast majority of our customers continue to use our solutions and renew their subscriptions. The calculation excludes: (a) changes in estimates related to the timing of one-time revenue and other revenue, including professional services, and (b) annualized software revenue for smaller customers with annualized software revenue below the threshold of $100,000 for carriers and $4,000 for shops. The customers that do not meet the revenue threshold are small carriers and shops that tend to have different buying behaviors, with a narrower solution focus, and different tenure compared to our core customers (excluded small carriers and shops which represent less than 5% of total revenue within these sales channels). Our Software GDR includes carriers and shops who subscribe to our auto physical damage solutions, and carriers who subscribe to our claims synthesis and claims guidance solutions, which account for most of the Company’s revenue, and excludes revenue from smaller emerging solutions with international subsidiaries or other ecosystem solutions, such as parts suppliers and other automotive manufacturers, and excludes CCC casualty solutions which are largely usage and professional service based.

	Quarter Ended	2026	2025
Software GDR	March 31	98%	99%
	June 30		99%
	September 30		99%
	December 31		99%

Results of Operations

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

	Three Months Ended March 31,
(dollar amounts in thousands, except share and per share data)	2026	2025	$	%

Revenues	$281,274	$251,565	$29,709	11.8%
Cost of revenues, exclusive of amortization of acquired technologies	68,027	62,205	5,822	9.4%
Amortization of acquired technologies	4,368	4,368	-	0.0%
Cost of revenues(1)	72,395	66,573	5,822	8.7%
Gross profit	208,879	184,992	23,887	12.9%
Operating expenses:
Research and development(1)	52,524	61,763	(9,239)	-15.0%
Selling and marketing(1)	39,418	48,297	(8,879)	-18.4%
General and administrative(1)	49,608	67,119	(17,511)	-26.1%
Amortization of intangible assets	18,512	18,512	—	0.0%
Total operating expenses	160,062	195,691	(35,629)	-18.2%
Operating income	48,817	(10,699)	59,516	NM
Other (expense) income:
Interest expense	(20,300)	(16,926)	(3,374)	19.9%
Interest income	942	1,948	(1,006)	-51.6%
Other income (expense) —Net	3,966	(5,097)	9,063	NM
Total other expense	(15,392)	(20,075)	4,683	-23.3%
Pretax income	33,425	(30,774)	64,199	NM
Income tax provision	(18,008)	13,353	(31,361)	NM
Net income (loss) including non-controlling interest	15,417	(17,421)	32,838	NM
Less: accretion of redeemable non-controlling interest	—	(1,276)	1,276	-100.0%
Net income (loss) attributable to CCC Intelligent Solutions Holdings Inc. common stockholders	$15,417	$(18,697)	$34,114	NM
Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.03)
Diluted	$0.03	(0.03)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	587,380,660	636,832,216
Diluted	607,022,694	636,832,216
NM—Not Meaningful

(1) Includes stock-based compensation expense as follows (in thousands):
	Three Months Ended March 31,
	2026	2025
Cost of revenues	$2,024	$2,685
Research and development	11,289	17,601
Sales and marketing	8,085	13,128
General and administrative	10,473	27,634
Total stock-based compensation expense	$31,871	$61,048

Revenues

Revenues increased by $29.7 million to $281.3 million, or 11.8%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The Company’s software subscription revenues accounted for $270.1 million and $242.5 million, or 96% of total revenue, during the three months ended March 31, 2026 and 2025.

The increase in revenue was primarily a result of 9% growth from existing customer upgrades and expanding solution offerings to these existing customers and 3% growth from new customers.

Cost of Revenues

Cost of revenues increased by $5.8 million to $72.4 million, or 8.7%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Cost of Revenues, exclusive of amortization of acquired technologies

Cost of revenues, exclusive of amortization of acquired technologies, increased by $5.8 million to $68.0 million, or 9.3%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily due to a $3.3 million increase in information technology (“IT”) related costs and a $2.3 million increase in personnel-related costs.

Amortization of Acquired Technologies

Amortization of acquired technologies was $4.4 million for the three months ended March 31, 2026 and three months ended March 31, 2025.

Gross Profit

Gross profit increased by $23.9 million to $208.9 million, or 12.9%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Our gross profit margin was 74.3% for the three months ended March 31, 2026, compared to 73.5% for the three months ended March 31, 2025. The increase in gross profit was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements.

Research and Development

Research and development expense decreased by $9.3 million to $52.5 million, or 15.0%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily due to a $6.3 million decrease in stock-based compensation expense, a $4.9 million decrease in IT related costs, partially offset by a $3.1 million increase in personnel and resource related costs.

Selling and Marketing

Selling and marketing expense decreased by $8.9 million to $39.4 million, or 18.4%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was due to a $3.9 million decrease in personnel-related costs and a $5.0 million decrease in stock-based compensation.

General and Administrative

General and administrative expense decreased by $17.5 million to $49.6 million, or 26.1%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily due to a $17.2 million decrease in stock-based compensation.

Amortization of Intangible Assets

Amortization of intangible assets was $18.5 million for the three months ended March 31, 2026 and 2025.

Interest Expense

Interest expense increased by $3.4 million to $20.3 million, or 19.9%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was due to the interest incurred on an additional $300 million term loan as part of the fifth amendment to the 2021 credit agreement entered into in December 2025, partially offset by lower variable interest rates during the three months ended March 31, 2026.

Interest Income

Interest income decreased by $1.0 million to $0.9 million, or 51.6%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to lower average balances on interest earning deposits and money market funds during the three months ended March 31, 2026.

Other Income (Expense)—Net

We recognized other income—Net of $4.0 million for the three months ended March 31, 2026 compared to other expense—Net of $5.1 million for the three months ended March 31, 2025. The income recognized during the three months ended March 31, 2026 was primarily due to the decrease in the fair value of derivative instrument liabilities, driven by the fair value of the Company’s three interest rate swap agreements. The expense recognized during the three months ended March 31, 2025 was primarily due to the increase in the fair value of derivative instruments liabilities, driven by the fair value of the Company's three interest rate swap agreements entered into during the three months ended March 31, 2025.

Income Tax (Provision) Benefit

The Company recognized an income tax provision of $18.0 million and an income tax benefit of $13.4 million for the three months ended March 31, 2026 and 2025, respectively. The income tax provision during the three months ended March 31, 2026 was primarily due to the Company's pre-tax book income, as well as the tax impact related to stock-based compensation expense. The income tax benefit for the three months ended March 31, 2025 was primarily due to the Company’s pre-tax book loss.

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

The following table reconciles Gross Profit to Adjusted Gross Profit for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(amounts in thousands, except percentages)	2026	2025
Gross Profit	$208,879	$184,992
Amortization of acquired technologies	4,368	4,368
Stock-based compensation and related employer payroll tax	2,382	3,101
Adjusted Gross Profit	$215,629	$192,461
Gross Profit Margin	74%	74%
Adjusted Gross Profit Margin	77%	77%

Adjusted Operating Expenses

We believe that Adjusted Operating Expenses, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Expenses is defined as operating expenses adjusted for amortization of intangible assets, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential mergers and acquisitions (“M&A”), litigation proceeds for matters in which we are the plaintiff and related antitrust matters, debt refinancing costs and costs related to equity transactions, including secondary offerings.

The following table reconciles operating expenses to Adjusted Operating Expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollar amounts in thousands)	2026	2025
Operating expenses	$160,062	$195,691
Amortization of intangible assets	(18,512)	(18,512)
Stock-based compensation expense and related employer payroll tax	(32,686)	(62,818)
M&A and integration costs	—	(7,619)
Litigation proceeds, net	—	3,790
Debt refinancing costs	—	(3,119)
Equity transaction costs, including secondary offerings	—	(287)
Adjusted Operating Expenses	$108,864	$107,126

Adjusted Operating Income

We believe that Adjusted Operating Income, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Income is defined as operating income (loss) adjusted for amortization of intangible assets and acquired technologies, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential M&A, litigation proceeds, debt refinancing costs and costs related to equity transactions, including secondary offerings.

The following table reconciles operating income (loss) to Adjusted Operating Income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollar amounts in thousands)	2026	2025
Operating income (loss)	$48,817	$(10,699)
Amortization of intangible assets	18,512	18,512
Amortization of acquired technologies—Cost of revenue	4,368	4,368
Stock-based compensation expense and related employer payroll tax	35,068	65,919
M&A and integration costs	—	7,619
Litigation proceeds, net	—	(3,790)
Debt refinancing costs	—	3,119
Equity transaction costs, including secondary offerings	—	287
Adjusted Operating Income	$106,765	$85,335

Adjusted EBITDA

We believe that Adjusted EBITDA, as defined below, is useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational expenses. Adjusted EBITDA is defined as net income (loss) adjusted for interest, taxes, amortization of intangible assets and acquired technologies, depreciation, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential M&A, litigation proceeds, debt refinancing costs, costs related to equity transactions, including secondary offerings, change in fair value of derivative instruments, and income from derivative instruments. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenue.

The following table reconciles net income (loss) to Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollar amounts in thousands)	2026	2025
Net income (loss)	$15,417	$(17,421)
Interest expense	20,300	16,926
Interest income	(942)	(1,948)
Income tax provision (benefit)	18,008	(13,353)
Amortization of intangible assets	18,512	18,512
Amortization of acquired technologies—Cost of revenue	4,368	4,368
Depreciation and amortization of software, equipment and property	2,018	2,264
Depreciation and amortization of software, equipment and property—Cost of revenue	11,375	11,331
Stock-based compensation expense and related employer payroll tax	35,068	65,919
M&A and integration costs	—	7,619
Litigation proceeds, net	—	(3,790)
Debt refinancing costs	—	3,119
Equity transaction costs, including secondary offerings	—	287
Change in fair value of derivative instruments	(4,395)	5,741
Expense (Income) from derivative instruments	469	(497)
Adjusted EBITDA	$120,198	$99,077
Adjusted EBITDA Margin	43%	39%

Adjusted Net Income and Adjusted Earnings Per Share

We believe that Adjusted Net Income, as defined below, and Adjusted Earnings Per Share are useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational expenses. Adjusted Net Income is defined as net income (loss) adjusted for the after-tax effects of amortization of intangible assets and acquired technologies, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential M&A, litigation proceeds for matters in which we are the plaintiff and related antitrust matters, debt refinancing costs, costs related to equity transactions, including secondary offerings and the change in fair value of derivative instruments.

The following table reconciles net income (loss) to Adjusted Net Income and Adjusted Earnings per Share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollar amounts in thousands)	2026	2025
Net income (loss)	$15,417	$(17,421)
Amortization of intangible assets	18,512	18,512
Amortization of acquired technologies—Cost of revenue	4,368	4,368
Stock-based compensation expense and related employer payroll tax	35,068	65,919
M&A and integration costs	—	7,619
Litigation proceeds, net	—	(3,790)
Debt refinancing costs	—	3,119
Equity transaction costs, including secondary offerings	—	287
Change in fair value of derivative instruments	(4,395)	5,741
Tax effect of adjustments	(2,162)	(29,873)
Adjusted Net Income	$66,808	$54,481
Adjusted Net Income Per Share attributable to common stockholders:
Basic	$0.11	$0.09
Diluted	$0.11	$0.08
Weighted average shares outstanding:
Basic	587,380,660	636,832,216
Diluted	607,022,694	669,658,149

Free Cash Flow

We believe that Free Cash Flow, as defined below, provides meaningful supplemental information regarding our ability to generate cash and fund our operations and capital expenditures. Free Cash Flow is defined as net cash provided by operating activities less cash used for the purchases of software, equipment, and property.

The following table reconciles net cash provided by operating activities to Free Cash Flow for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollar amounts in thousands)	2026	2025
Net cash provided by operating activities	$57,461	$58,492
Purchases of software, equipment, and property	(15,876)	(14,846)
Free Cash Flow	$41,585	$43,646

Liquidity and Capital Resources

We have financed our operations with cash flows from operations. The Company generated $57.5 million of cash flows from operating activities during the three months ended March 31, 2026. As of March 31, 2026, the Company had cash and cash equivalents of $36.9 million, a working capital surplus of $50.6 million and an accumulated deficit totaling $1,780.3 million. As of March 31, 2026, the Company had $1,287.7 million aggregate principal outstanding on its term loan.

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

2025 Additional Borrowing and Refinancing — On January 6, 2025, in conjunction with the acquisition of EvolutionIQ (Note 3), the Company entered into Amendment No.3 to the 2021 Credit Agreement (the “Third Amendment”) that provided the Company with incremental term loans in an aggregate principal amount of $225.0 million (the “Incremental Term Loans”). Immediately after the Third Amendment, the Incremental Term Loans were repayable in quarterly installments in an amount equal to 0.25% of the original principal amount, with the balance payable at maturity, September 21, 2028.

Immediately after the Third Amendment, the interest rate per annum applicable to the Incremental Term Loans were based on a fluctuating rate of interest, determined by the Company’s leverage ratio, as defined in the 2021 Credit Agreement. In connection with the Fourth Amendment (as defined below), the Incremental Term Loans were refinanced together with other term loans outlined in the following paragraphs.

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

On December 12, 2025, the Company entered into Amendment No.5 to the 2021 Credit Agreement (the “Fifth Amendment”).

Pursuant to the terms of the Fifth Amendment, the Company incurred incremental term loans in an aggregate principal amount of $300.0 million, which were used to fund the ASR program.

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

The Term Loan requires quarterly principal payments of $3.3 million until December 31, 2031, with the remaining outstanding principal amount required to be paid on the maturity date, January 23, 2032. If the Company’s leverage ratio, as defined in the 2021 Credit Agreement is greater than 3.5, the Term Loan requires a prepayment of principal, subject to certain exceptions, in connection with the receipt of proceeds from certain asset sales, casualty events, and debt issuances by the Company, and up to 50% of annual excess cash flow, as defined in and as further set forth in the 2021 Credit Agreement. When a principal prepayment is required, the prepayment offsets the future quarterly principal payments of the same amount. As of March 31, 2026 and 2025, the Company’s leverage ratio did not exceed the 3.5 threshold and the Company was not subject to the annual excess cash flow calculation, and as such, was not required to make a prepayment of principal.

As of March 31, 2026 and December 31, 2025, the amount outstanding on the Term Loan is $1,287.7 million and $1,291.0 million, respectively, of which $13.0 million, respectively, is classified as current in the accompanying consolidated balance sheets.

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

From and after the Fourth Amendment, the interest rate per annum applicable to the Term Loan is based on a fluctuating rate of interest equal to the sum of an applicable rate and, at the Company’s election from time to time, either:

(1) 1.00% in the case of base rate loans, and 2.00%, in the case of SOFR (or the Euro Interbank Offer Rate (“EURIBOR”) or the Sterling Overnight Indexed Average (“SONIA”)) loans, if S&P and Moody’s Debt First Lien Leverage Ratio Ratings (as defined in the Credit Agreement) are below BB- (with a stable outlook) or below Ba3 (with a stable outlook) (or if for any reason this category does not apply, including if the Borrower has only one Debt Rating or the Borrower does not have any Debt Rating); or

(2) 0.75%, in the case of base rate loans, and 1.75%, in the case of SOFR (or EURIBOR or SONIA) loans, if S&P and Moody’s Debt First Lien Leverage Ratio Ratings are both BB- (with a stable outlook) or better and Ba3 (with a stable outlook) or better.

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

During the three months ended March 31, 2026 and 2025, the weighted-average interest rate on the outstanding borrowings under the Term B Loan was 5.8% and 6.1%, respectively.

As of March 31, 2026 and December 31, 2025, the Company has an outstanding standby letter of credit for $1.0 million and $1.1 million, respectively, which reduces the amount available to be borrowed under the 2021 Revolving Credit Facility. As of March 31, 2026 and December 31, 2025, $249.0 million and $248.9 million, respectively, was available to be borrowed.

Borrowings under the 2021 Credit Agreement are guaranteed by Cypress Holdings Intermediate Holdings II, LLC., and certain of its U.S. subsidiaries by a perfected first priority lien on the stock of CCC Intelligent Solutions Inc., and substantially all of its assets, subject to various limitations and exceptions.

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

The terms of the 2021 Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the 2021 Revolving Credit Facility exceeds 35% of the aggregate commitments of the Company, the leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Borrowings under the 2021 Revolving Credit Facility did not exceed 35% of the aggregate commitments and the Company was not subject to the leverage test as of March 31, 2026 and 2025.

Interest Rate Swaps—In February 2025, the Company entered into three interest rate swap agreements (the “Swaps”) to reduce its exposure to variability from future cash flows resulting from interest rate risk related to its floating rate long-term debt. Pursuant to the terms of the Swaps, beginning on July 31, 2025, the Company will pay an average fixed interest rate of 3.94% on an aggregate notional amount corresponding to borrowings of $750.0 million in exchange for receipts on the same notional amount at a floating interest rate based on the applicable SOFR at the time of payment. The Swaps expire on July 31, 2027.

The fair value of the interest rate swap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore, was classified within Level 2 of the fair value hierarchy as of March 31, 2026. The Company does not designate its interest rate swap agreements as hedging instruments and records the changes in fair value within earnings. As of March 31, 2026, the aggregate fair value of the Swaps was a liability of $3.0 million (see Note 5).

Net cash paid related to the Swaps was $0.5 million for the three months ended March 31, 2026, recorded within other income (expense)-net on the condensed consolidated statement of operations and comprehensive income (loss).

Interest Rate Caps—In August 2022, the Company entered into two interest rate cap agreements to reduce its exposure to increases in interest rates applicable to its floating rate long-term debt. The interest rate cap agreements had an aggregate notional amount of $600.0 million and a one-month SOFR cap rate of 4.00%.

The fair value of the interest rate cap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore, was classified within Level 2 of the fair value hierarchy as of March 31, 2025. The Company did not designate its interest rate cap agreements as hedging instruments and records the changes in fair value within earnings. As of March 31, 2025, the aggregate fair value of the interest rate cap agreements was $0.6 million. The interest rate cap agreements expired in July 2025.

Cash received related to the interest rate cap agreements was $0.5 million for the three months ended March 31, 2025, recorded within other income (expense)-net on the condensed consolidated statement of operations and comprehensive income (loss).

Cash Flows

The following table provides a summary of cash flow data for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollar amounts in thousands)	2026	2025
Net cash provided by operating activities	$57,461	$58,492
Net cash used in investing activities	(15,876)	(429,979)
Net cash (used in) provided by financing activities	(115,925)	102,840
Net effect of exchange rate change	48	(13)
Change in cash and cash equivalents	$(74,292)	$(268,660)

Net cash provided by operating activities was $57.5 million for the three months ended March 31, 2026. Net cash provided by operating activities consists of a net income of $15.4 million, adjusted for $67.8 million of non-cash items, $23.1 million for decreases in working capital and $2.7 million for the effect of decreases in other operating assets and liabilities. Significant non-cash adjustments include stock-based compensation expense of $31.9 million and depreciation and amortization of $36.3 million, and deferred income taxes of $2.8 million, partially offset by a change in fair value of derivative instruments of $4.4 million. The change in working capital was primarily a result of a decrease in accrued expenses of $25.1 million due to employee incentive plan payments and a decrease in accounts payable of $7.3 million due to timing of payments to suppliers.

Net cash used in investing activities was $15.9 million for the three months ended March 31, 2026. Net cash used in investing activities was due to $15.9 million of capitalized internally developed software projects and purchases of software, equipment, and property.

Net cash used in financing activities was $115.9 million for the three months ended March 31, 2026. Net cash used in financing activities was primarily due to $100.2 million for a repurchase of common stock, $17.3 million of payments for employee tax liabilities related to the net share settlement of employee equity awards and $3.3 million of principal payments of long-term debt.

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

There have been no material changes to our critical accounting estimates as compared to the critical accounting policies and estimates disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2025, in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For risk factors relating to our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Any of these factors could result in a significant or material adverse effect on the results of our operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below summarizes the Company’s purchases of its common stock during the three months ended March 31, 2026.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Purchase Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	—	—	—	$200.0 million
February 1, 2026 - February 28, 2026 (2)	9,606,474	—	9,606,474	$200.0 million
March 1, 2026 - March 31, 2026	16,565,982	6.036	16,565,982	$100.0 million
Total	26,172,456	$6.036	26,172,456	$100.0 million

(1) In December 2025, the Company’s board of directors authorized the repurchase of up to $500.0 million of the Company’s outstanding shares of common stock. The program has no expiration date.

(2) In December 2025, the Company entered into an accelerated share repurchase agreement “ASR” to repurchase $300.0 million of the Company’s outstanding shares of common stock. The ASR was entered into as part of our share repurchase program described above. The Company pre-paid $300.0 million in December 2025 and received an initial delivery of 33,240,998 shares of common stock. The agreement was settled with the delivery of an additional 9,606,474 shares of common stock in February 2026. The total number of shares ultimately delivered under the ASR was 42,847,472 shares and therefore the average purchase price paid per share of $7.00, was determined based upon the volume-weighted average market price of our common stock during the term of the agreement, less a discount.

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

Dated: April 30, 2026	CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

	By:	/s/ Githesh Ramamurthy
	Name:	Githesh Ramamurthy
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated: April 30, 2026

	By:	/s/ Brian Herb
	Name:	Brian Herb
	Title:	Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)