Form 10-Q
period 2026-06-30
CCC Intelligent Solutions Holdings Inc.
filed 2026-07-30
CIK 1818201

di

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 28, 2026, 588,994,704 shares of common stock, $0.0001 par value per share, were issued and outstanding.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

Form 10-Q

For the Quarter Ended June 30, 2026

PART II. OTHER INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115,857	$111,192
Accounts receivable—Net of allowances of $3,702 and $3,773 as of June 30, 2026 and December 31, 2025, respectively	141,129	137,056
Income taxes receivable	17,134	33,274
Deferred contract costs	23,228	24,923
Other current assets	33,272	28,653
Total current assets	330,620	335,098
SOFTWARE, EQUIPMENT, AND PROPERTY—Net	171,905	166,796
OPERATING LEASE ASSETS	34,954	36,047
INTANGIBLE ASSETS—Net	964,898	1,010,658
GOODWILL	1,955,551	1,955,551
DEFERRED FINANCING FEES, REVOLVER—Net	1,184	1,368
DEFERRED CONTRACT COSTS	22,998	22,479
EQUITY METHOD INVESTMENT	10,228	10,228
OTHER ASSETS	39,590	35,207
TOTAL	$3,531,928	$3,573,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,163	$30,954
Accrued expenses	75,304	80,897
Current portion of long-term debt	13,033	13,033
Current portion of long-term licensing agreement—Net	3,576	3,466
Operating lease liabilities	6,411	7,785
Deferred revenues	66,952	72,793
Note payable to minority investor	26,741	25,197
Total current liabilities	212,180	234,125
LONG-TERM DEBT—Net	1,259,345	1,264,941
DEFERRED INCOME TAXES—Net	206,775	199,311
LONG-TERM LICENSING AGREEMENT—Net	19,153	20,968
OPERATING LEASE LIABILITIES	50,948	51,467
OTHER LIABILITIES	10,979	15,610
Total liabilities	1,759,380	1,786,422
COMMITMENTS AND CONTINGENCIES (Notes 19 and 20)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par; 5,000,000,000 shares authorized; 587,843,605 and 605,449,050 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	58	60
Additional paid-in capital	3,532,901	3,483,031
Accumulated deficit	(1,759,481)	(1,695,057)
Accumulated other comprehensive loss	(930)	(1,024)
Total stockholders’ equity	1,772,548	1,787,010
TOTAL	$3,531,928	$3,573,432

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
REVENUES	$285,931	$260,451	$567,205	$512,016
COST OF REVENUES
Cost of revenues, exclusive of amortization of acquired technologies	70,925	62,067	138,952	124,271
Amortization of acquired technologies	4,368	4,368	8,737	8,737
Total cost of revenues	75,294	66,435	147,689	133,008
GROSS PROFIT	210,637	194,016	419,516	379,008
OPERATING EXPENSES:
Research and development	52,990	59,929	105,514	121,692
Selling and marketing	43,499	43,475	82,917	91,772
General and administrative	48,003	47,630	97,611	114,748
Amortization of intangible assets	18,512	18,512	37,024	37,024
Total operating expenses	163,004	169,546	323,066	365,236
OPERATING INCOME	47,633	24,470	96,450	13,772
INTEREST EXPENSE	(20,359)	(17,836)	(40,659)	(34,763)
INTEREST INCOME	743	1,220	1,685	3,168
OTHER INCOME (EXPENSE)—NET	2,567	(2,057)	6,533	(7,154)
PRETAX INCOME (LOSS)	30,584	5,797	64,009	(24,977)
INCOME TAX (PROVISION) BENEFIT	(9,797)	7,163	(27,805)	20,516
NET INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	20,787	12,960	36,204	(4,461)
LESS: ACCRETION OF REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	(1,276)
NET INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$20,787	$12,960	$36,204	$(5,737)
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$0.02	$0.06	$(0.01)
Diluted	$0.04	$0.02	$0.06	$(0.01)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	573,413,846	637,578,033	580,442,460	637,207,185
Diluted	584,920,956	660,622,703	596,340,210	637,207,185
COMPREHENSIVE INCOME (LOSS):
Net income (loss) including non-controlling interest	20,787	12,960	36,204	(4,461)
Other comprehensive income—Foreign currency translation adjustment	52	53	94	38
COMPREHENSIVE INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	20,839	13,013	36,298	(4,423)
Less: accretion of redeemable non-controlling interest	—	—	—	(1,276)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$20,839	$13,013	$36,298	$(5,699)

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding				Accumulated
					Additional		Other	Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity

BALANCE—December 31, 2025	—	$—	605,449,050	$60	$3,483,031	$(1,695,057)	$(1,024)	$1,787,010
Stock-based compensation expense	—	—	—	—	31,871	—	—	31,871
Exercise of stock options	—	—	1,165,928	—	3,487	—	—	3,487
Issuance of common stock under employee stock purchase plan	—	—	190,081	—	1,284	—	—	1,284
Issuance of common stock upon vesting of RSUs—net of tax	—	—	6,062,951	1	(17,273)	—	—	(17,272)
Repurchase and retirement of common stock	—	—	(26,172,456)	(3)	—	(100,163)	—	(100,166)
Excise tax on repurchases of common stock	—	—	—	—	—	(523)	—	(523)
Foreign currency translation adjustment	—	—	—	—	—	—	42	42
Net income	—	—	—	—	—	15,417	—	15,417
BALANCE—March 31, 2026	—	—	586,695,554	58	3,502,400	(1,780,326)	(982)	1,721,150
Stock-based compensation expense	—	—	—	—	30,387	—	—	30,387
Exercise of stock options	—	—	297,269	—	803	—	—	803
Issuance of common stock upon vesting of RSUs—net of tax	—	—	850,782	—	(689)	—	—	(689)
Excise tax on repurchases of common stock	—	—	—	—	—	58	—	58
Foreign currency translation adjustment	—	—	—	—	—	—	52	52
Net income	—	—	—	—	—	20,787	—	20,787
BALANCE—June 30, 2026	—	$—	587,843,605	$58	3,532,901	$(1,759,481)	$(930)	$1,772,548

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable
	Non-Controlling	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding				Accumulated
	Interest					Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2024	$21,679	—	$—	629,207,115	$63	$3,094,182	$(1,095,227)	$(1,195)	$1,997,823
Stock-based compensation expense	—	—	—	—	—	61,048	—	—	61,048
Exercise of stock options	—	—	—	330,413	—	956	—	—	956
Issuance of common stock under employee stock purchase plan	—	—	—	174,906	—	1,650	—	—	1,650
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	9,095,994	1	(43,472)	—	—	(43,471)
Issuance of restricted stock awards for business acquisition	—	—	—	792,174	—	—	—	—	—
Issuance of common stock for business acquisition (1)	—	—	—	26,035,603	3	250,438	—	—	250,441
Repurchase and retirement of common stock	—	—	—	(7,000,000)	(1)	—	(72,274)	—	(72,275)
Accretion of redeemable non-controlling interest	1,276	—	—	—	—	(1,276)	—	—	(1,276)
Reclassification of redeemable non-controlling interest to note payable to minority investor	(22,955)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(15)	(15)
Net loss	—	—	—	—	—	—	(17,421)	—	(17,421)
BALANCE—March 31, 2025	—	—	—	658,636,205	66	3,363,526	(1,184,922)	(1,210)	2,177,460
Stock-based compensation expense	—	—	—	—	—	45,975	—	—	45,975
Exercise of stock options	—	—	—	360,029	—	1,003	—	—	1,003
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	986,566	—	(881)	—	—	(881)
Repurchase and retirement of common stock	—	—	—	(10,988,327)	(1)		(100,219)	—	(100,220)
Foreign currency translation adjustment	—	—	—		—		—	53	53
Net income	—	—	—		—		12,960	—	12,960
BALANCE—June 30, 2025	$—	—	$—	648,994,473	$65	$3,409,623	$(1,272,181)	$(1,157)	$2,136,350

(1) Issuance of common stock for business acquisition includes 10,356,096 of restricted shares of common stock subject to re-vesting requirements (see Note 17).

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$36,204	$(4,461)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of software, equipment, and property	27,308	27,373
Amortization of intangible assets	45,761	45,761
Deferred income taxes	7,464	(20,516)
Stock-based compensation	62,258	107,023
Amortization of deferred financing fees	1,032	935
Amortization of discount on debt	72	82
Change in fair value of derivative instruments	(7,505)	8,381
Noncash interest expense	1,544	763
Changes in:
Accounts receivable—Net	(4,097)	(25,488)
Deferred contract costs	1,695	(785)
Other current assets	(4,197)	2,069
Deferred contract costs—Non-current	(519)	(1,589)
Other assets	(3,992)	(1,078)
Operating lease assets	1,093	1,328
Income taxes	18,516	(27,824)
Accounts payable	(10,790)	(823)
Accrued expenses	(3,725)	(9,231)
Operating lease liabilities	(1,893)	(2,307)
Deferred revenues	(5,841)	4,838
Other liabilities	(1,353)	(2,903)
Net cash provided by operating activities	159,035	101,548
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of software, equipment, and property	(35,002)	(30,549)
Acquisition of EvolutionIQ, Inc., net of cash acquired	—	(415,133)
Net cash used in investing activities	(35,002)	(445,682)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,868	1,934
Proceeds from employee stock purchase plan	1,284	1,650
Payments for employee taxes withheld upon vesting of equity awards	(17,961)	(44,352)
Repurchase of common stock	(100,166)	(172,495)
Proceeds from issuance of long-term debt	—	225,000
Payments of fees associated with the debt modification	—	(6,565)
Principal payments on long-term debt	(6,517)	(5,005)
Net cash (used in) provided by financing activities	(119,492)	167
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	124	37
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,665	(343,930)
CASH AND CASH EQUIVALENTS:
Beginning of period	111,192	398,983
End of period	$115,857	$55,053
NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash purchases of software, equipment, and property	$2,633	$—
Stock issued related the acquisition of EvolutionIQ, Inc.	$—	$250,441
Issuance of promissory note to minority investor of redeemable preferred securities	$—	$22,955
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$38,080	$33,616
Cash paid for income taxes—Net	$1,824	$26,628

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of mezzanine equity and stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operations and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any future period.

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

3.
BUSINESS ACQUISITION

EvolutionIQ

On January 6, 2025, the Company completed its acquisition of EvolutionIQ, Inc. (“EvolutionIQ”), a privately held provider of AI-driven solutions for disability and injury claims management, for total consideration of $674.3 million. Refer to Note 3, “Business Acquisition,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional details, including the final purchase price allocation.

The acquisition was accounted for as a business combination in accordance with Accounting Standard Codification 805. The purchase price allocation was finalized during the quarter ended December 31, 2025. The transaction resulted in the recognition of $537.8 million of goodwill and $167.9 million of identifiable intangible assets (consisting of acquired technology, customer relationships, and a trademark), which remain unchanged from year-end 2025. Goodwill and intangible assets are not deductible for tax purposes.

In accordance with the acquisition agreement, $8.9 million of the purchase price was held in escrow for post-closing adjustments and indemnity holdbacks. During 2025, the purchase price adjustment escrow was settled, with $2.6 million paid to the sellers and $4.7 million returned to the Company (reducing the purchase consideration and related goodwill). As of June 30, 2026, the remaining escrow for general indemnity was $1.6 million, unchanged from December 31, 2025, and subject to release within 36 months of the closing date, pending any indemnity claims. Additionally, during the first quarter of 2026, the $3.2 million option holdback related to certain unvested EvolutionIQ stock options was settled, with the Company retaining $3.1 million in cash and returning $0.1 million to the selling shareholders, consistent with the terms of the acquisition agreement.

No business combinations were completed during the three and six months ended June 30, 2026.

4.
REvenue

Disaggregation of Revenue—The Company provides disaggregation of revenue based on type of service as it believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table summarizes revenue by type of service for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Software subscriptions	$273,986	$250,579	$544,106	$493,115
Other	11,945	9,872	23,099	18,901
Total revenues	$285,931	$260,451	$567,205	$512,016

Transaction Price Allocated to the Remaining Performance Obligations—Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2026, approximately $1,854 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $797 million during the following twelve months, and approximately $1,058 million thereafter. The estimated revenues do not include unexercised contract renewals. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.

Deferred Revenue—Revenue recognized for the three months ended June 30, 2026 from amounts in deferred revenue as of March 31, 2026 was $52.8 million. Revenue recognized for the three months ended June 30, 2025 from amounts in deferred revenue as of March 31, 2025 was $54.0 million. Revenue recognized for the six months ended June 30, 2026 from amounts in deferred revenue as of December 31, 2025 was $63.4 million. Revenue recognized for the six months ended June 30, 2025 from amounts in deferred revenue as of December 31, 2024 was $43.0 million.

Contract Assets and Liabilities—The opening and closing balances of the Company’s receivables, contract assets and contract liabilities from contracts with customers are as follows (in thousands):

	June 30,	December 31,
	2026	2025
Accounts receivables—Net of allowances	$141,129	$137,056
Deferred contract costs	23,228	24,923
Long-term deferred contract costs	22,998	22,479
Other assets (accounts receivable, non-current)	28,368	25,532
Deferred revenues	66,952	72,793
Other liabilities (deferred revenues, non-current)	1,013	1,368

5.
FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Interest Rate Swaps—In February 2025, the Company entered into three interest rate swap agreements to reduce its exposure to variability from future cash flows resulting from interest rate risk related to its floating rate long-term debt (see Note 14). The fair value of the interest rate swap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore was classified within Level 2 of the fair value hierarchy as of June 30, 2026.

The Company does not designate its interest rate swap agreements as hedging instruments and records the changes in fair value within other income (expense)-net on the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2026, the Company's interest rate swap agreements were in both asset and liability positions, with a total fair value of $0.4 million recorded within other assets and $0.3 million recorded within other liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2026.

The following table presents the fair value of the assets and liabilities measured at fair value on a recurring basis at June 30, 2026 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate swap	$391	$—	$391	$—
Total Assets	$391	$—	$391	$—
Liabilities
Interest rate swap	$297	$—	$297	$—
Total liabilities	$297	$—	$297	$—

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

The Company did not recognize any impairment charges related to these assets during the three and six months ended June 30, 2026 and 2025.

Fair Value of Other Financial Instruments—The following table presents the carrying amounts, net of debt discount, and estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	June 30, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
Term Loan, including current maturities	$1,283,524	$1,261,995	$1,289,968	$1,294,220

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

6.
INCOME TAXES

The Company recognized an income tax provision of $9.8 million and an income tax benefit of $7.2 million for the three months ended June 30, 2026 and 2025, respectively. The income tax provision for the three months ended June 30, 2026 was primarily due to the Company’s pre-tax book income, as well as the tax impact related to stock-based compensation expense. The income tax benefit for the three months ended June 30, 2025 was primarily due to the Company's year-to-date pre-tax book loss and the annual effective tax rate impact related to stock based compensation.

The Company recognized an income tax provision of $27.8 million and an income tax benefit of $20.5 million for the six months ended June 30, 2026 and 2025, respectively. The income tax provision for the six months ended June 30, 2026 was primarily due to the Company’s pre-tax book income, as well as the tax impact related to stock-based compensation expense. The income tax benefit for the six months ended June 30, 2025 was primarily due to the Company's pre-tax book loss and the annual effective tax rate impact related to stock based compensation.

The Company made income tax payments of $4.2 million and $26.3 million during the three months ended June 30, 2026 and 2025, respectively. The Company received refunds from various states of $0.3 million and $0.2 million during the three months ended June 30, 2026 and 2025.

The Company made income tax payments of $5.1 million and $27.3 million during the six months ended June 30, 2026 and 2025, respectively. The Company received a federal refund of $2.9 million and refunds of $0.4 million from various states during the six months ended June 30, 2026 and refunds of $0.7 million from various states during the six months ended June 30, 2025.

As of June 30, 2026, unrecognized tax benefits were materially consistent with the amount as of December 31, 2025. The Company believes its liability for unrecognized tax benefits, excluding interest and penalties, will not materially change over the following twelve months.

7.
accounts receivable

Accounts receivable—Net as of June 30, 2026 and December 31, 2025, consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accounts receivable	$144,831	$140,829
Allowance for credit losses and sales reserves	(3,702)	(3,773)
Accounts receivable—Net	$141,129	$137,056

As of June 30, 2026, no customers accounted for 10% or greater of accounts receivable—Net. As of December 31, 2025, one customer accounted for 11% of accounts receivable—Net.

Changes to the allowance for credit losses and sales reserves during the three and six months ended June 30, 2026 and 2025 consist of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Balance at beginning of period	$4,013	$4,325	$3,773	$4,692
Charges to bad debt and sales reserves	1,531	985	2,876	2,949
Write-offs—Net	(1,842)	(1,000)	(2,947)	(3,331)
Balance at end of period	$3,702	$4,310	$3,702	$4,310

8.
OTHER CURRENT ASSETS

Other current assets as of June 30, 2026 and December 31, 2025 consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid SaaS costs	$15,087	$9,059
Prepaid service fees	7,444	7,566
Prepaid insurance	447	2,365
Prepaid software and equipment maintenance	720	462
Other	9,574	9,201
Total other current assets	$33,272	$28,653

9.
SOFTWARE, EQUIPMENT, AND PROPERTY

Software, equipment, and property as of June 30, 2026 and December 31, 2025 consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Software, licenses and database	$348,244	$316,557
Leasehold improvements	31,710	31,590
Building and land	4,910	4,910
Computer equipment	2,834	4,624
Furniture and other equipment	1,006	1,466
Total software, equipment, and property	388,704	359,147
Less accumulated depreciation and amortization	(216,799)	(192,351)
Software, equipment, and property—Net	$171,905	$166,796

Depreciation and amortization expense related to software, equipment and property was $13.9 million and $13.8 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation and amortization expense related to software, equipment and property was $27.3 million and $27.4 million for the six months ended June 30, 2026 and 2025, respectively.

10.
LEASES

The Company leases real estate in the form of office space and data center facilities. Generally, at the inception of the contract, the term for real estate leases ranges from 2 to 17 years and the term for equipment leases is 1 to 3 years. Some real estate leases include options to renew that can extend the original term by 3 to 5 years.

The components of lease expense for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease costs	$1,583	$1,878	$3,248	$3,671
Variable lease costs	929	1,085	2,062	2,210
Total lease costs	$2,512	$2,963	$5,310	$5,881

During the six months ended June 30, 2026 and 2025, the Company made cash payments for operating leases of $4.0 million and $4.6 million, respectively.

During the three and six months ended June 30, 2026, the Company recognized operating lease right‑of‑use assets in exchange for lease liabilities of $0.2 million. No such assets were obtained during the three months ended June 30, 2025. During the six months ended June 30, 2025, the Company recognized operating lease right‑of‑use assets of $8.8 million in connection with the EvolutionIQ acquisition.

11.
GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are primarily the result of business acquisitions.

The Company performs its annual impairment assessment of goodwill and indefinite life intangible assets as of November 30 of each year.

No impairments to goodwill or indefinite life intangible assets were recorded during the three and six months ended June 30, 2026.

The following table presents the gross amount, accumulated impairment loss and carrying amount of goodwill as of June 30, 2026 and December 31, 2025.

		Accumulated	Net
	Gross Amount	Impairment Loss	Carrying Amount
Balance as of June 30, 2026	$2,058,753	$(103,202)	$1,955,551
Balance as of December 31, 2025	$2,058,753	$(103,202)	$1,955,551

The accumulated impairment loss is due to impairment charges of $77.4 million and $25.8 million recognized during the years ended December 31, 2023 and December 31, 2019, respectively.

There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2026.

Intangible Assets—No intangible asset impairments were recorded during the three and six months ended June 30, 2026.

The intangible assets balance as of June 30, 2026 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount

Intangible assets:
Customer relationships	16-18	9.1	$1,324,130	$(661,503)	$662,627
Acquired technologies	8	6.4	139,100	(28,210)	110,890
Trademarks	5	3.5	1,300	(390)	910
Subtotal			1,464,530	(690,102)	774,428
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,655,000	$(690,102)	$964,898

The intangible assets balance as of December 31, 2025 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount

Intangible assets:
Customer relationships	16-18	9.6	$1,324,130	$(624,609)	$699,521
Acquired technologies	7-8	6.9	139,100	(19,473)	119,627
Trademarks	5	4	1,300	(260)	1,040
Subtotal			1,464,530	(644,342)	820,188
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,655,000	$(644,342)	$1,010,658

Amortization expense for intangible assets was $22.9 million and $22.9 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense for intangible assets was $45.8 million and $45.8 million for the six months ended June 30, 2026 and 2025, respectively.

Future amortization expense for the remainder of the year ended December 31, 2026 and the following four years ended December 31 and thereafter for intangible assets as of June 30, 2026 is as follows (in thousands):

Years Ending December 31:

2026	45,760
2027	91,520
2028	91,520
2029	90,892
2030	90,575
Thereafter	364,161
Total	$774,428

12.
ACCRUED EXPENSES

Accrued expenses as of June 30, 2026 and December 31, 2025 consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Compensation	$49,979	$55,292
Sales tax	5,576	5,708
Software license agreement	1,286	3,817
Royalties and licenses	5,003	5,941
Employee insurance benefits	3,509	2,619
Professional services	3,909	2,150
Other	6,042	5,370
Total accrued expenses	$75,304	$80,897

13.
OTHER LIABILITIES

Other liabilities as of June 30, 2026 and December 31, 2025 consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Income taxes payable—non-current	$8,387	$6,012
Fair value of interest rate swaps	297	7,411
Deferred revenue—non-current	1,013	1,368
Other	1,282	819
Total other liabilities	$10,979	$15,610

14.
LONG-TERM DEBT

On September 21, 2021, CCC Intelligent Solutions Inc., the Company’s operating subsidiary, entered into a credit agreement (as amended, the “2021 Credit Agreement”). Refer to Note 15, “Long-Term Debt,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a full description of the 2021 Credit Agreement (including detailed terms and amendments). The Company’s long-term debt comprises a senior secured term loan (the “Term Loan”) and a revolving credit facility (the “2021 Revolving Credit Facility”) under the 2021 Credit Agreement.

Term Loan and Revolving Credit Facility – At June 30, 2026, the Term Loan had an outstanding principal balance of $1,284.5 million (with $13.0 million classified as current), compared to $1,291.0 million at December 31, 2025. The Term Loan matures on January 23, 2032 and requires quarterly principal payments of $3.3 million through December 31, 2031, with the remaining balance due at maturity. No amounts were drawn on the $250.0 million 2021 Revolving Credit Facility as of June 30, 2026. The 2021 Revolving Credit Facility matures on September 23, 2029 (subject to a springing maturity on June 22, 2028 if more than $234.0 million of Term Loan remains outstanding at that date).

As of June 30, 2026, the Company had $1.0 million of outstanding standby letters of credit, which reduced the available borrowing capacity under the 2021 Revolving Credit Facility to $249.0 million. As of June 30, 2026, and December 31, 2025, $249.0 million and $248.9 million were available to be borrowed, respectively, under the 2021 Revolving Credit Facility.

Interest Rates – Borrowings under the 2021 Credit Agreement bear interest at variable rates (Term Secured Overnight Financing Rate ("SOFR") or base rate) plus an applicable margin. Under the 2021 Credit Agreement’s current terms, the Term Loan interest margin is 2.00% for SOFR-based loans (1.00% for base rate loans), with a potential 0.25% margin reduction if the Company’s first lien debt credit ratings reach specified thresholds (BB-/Ba3 or better). A quarterly commitment fee of up to 0.50% applies to unused commitments under the 2021 Revolving Credit Facility.

During the three months ended June 30, 2026 and 2025, the weighted-average interest rate on the outstanding borrowings under the Term Loan was 5.7% and 6.4%, respectively.

During the six months ended June 30, 2026 and 2025, the weighted-average interest rate on the outstanding borrowings under the Term Loan was 5.8% and 6.3%, respectively.

Collateral and Covenants – The Term Loan and Revolving Credit Facility are senior secured obligations, guaranteed by the Cypress Intermediate Holdings II, LLC, and certain of the Company's other U.S. subsidiaries, and secured by first-priority liens on the equity of CCC Intelligent Solutions Inc. and substantially all of its assets (subject to customary exceptions). The 2021 Credit Agreement contains customary affirmative and negative covenants (including limitations on additional debt, liens, mergers, dividends, and investments) and a financial covenant requiring that if Revolver borrowings exceed 35% of the aggregate commitments of the Company, the leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Revolver borrowings did not exceed this threshold as of June 30, 2026, and the Company was in compliance with all financial covenants.

Long-term debt as of June 30, 2026 and December 31, 2025, consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Term Loan	$1,284,474	$1,290,990
Term Loan—discount	(950)	(1,022)
Term Loan—deferred financing fees	(11,146)	(11,994)
Term Loan—Net of discount & fees	1,272,378	1,277,974
Less: Current portion	(13,033)	(13,033)
Total long-term debt—Net of current portion	$1,259,345	$1,264,941

Interest Rate Swaps – The Company utilizes interest rate swap agreements to hedge a portion of its floating-rate debt. These swaps (not designated as hedges for accounting purposes) effectively fix the interest rate on a $750.0 million notional amount of the Term Loan at approximately 3.94% through July 31, 2027. As of June 30, 2026, the Company's interest rate swap agreements were in both asset and liability positions, with a total fair value of $0.4 million recorded within other assets and $0.3 million recorded within other liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2026 (Level 2 measurement - Refer to Note 5). Changes in swap fair value are recorded in earnings, and the Company paid swap settlements of $0.6 million and $1.0 million during the three and six months ended June 30, 2026, respectively (recorded in other income (expense)—net).

15.
REDEEMABLE NON-CONTROLLING INTEREST

For additional information regarding the Series A Preferred Stock issued by CCCIS Cayman Holdings Limited, an indirect majority owned subsidiary of the Company and parent of the Company's China subsidiaries (“CCC Cayman”), including the terms of the related stock purchase agreements and redemption features, see “Note 17. Redeemable Non-Controlling Interest” of our Annual Report on Form 10-K for the year ended December 31, 2025.

On March 17, 2025, the Company received a notice of redemption under the Series A Preferred Stock purchase agreement and related documents. Upon receipt of the notice, the Series A Preferred Stock became mandatorily redeemable and payable by CCC Cayman, without recourse to the Company, and was no longer presented within mezzanine equity as a redeemable non-controlling interest.

As of June 30, 2026, no redeemable non-controlling interest was outstanding. The related obligation is presented as a note payable to minority investor by CCC Cayman and without recourse to the Company within current liabilities on the Company’s condensed consolidated balance sheet. See Note 16 for additional information.

There was no accretion of redeemable non-controlling interest during the three and six months ended June 30, 2026. During the six months ended June 30, 2025, the Company recorded $1.3 million of accretion and reclassified $23.0 million from redeemable non-controlling interest to note payable to minority investor upon receipt of the redemption notice.

16.
NOTE PAYABLE TO MINORITY INVESTOR

In connection with the notice of redemption of the Series A Preferred Stock of CCC Cayman and in accordance with the provisions of the Series A Preferred Stock purchase agreement and related documents (see Note 15), on May 16, 2025, CCC Cayman issued a promissory note (the “Promissory Note”) to the holder of the Series A Preferred Stock of CCC Cayman. The obligors under the Promissory Note are CCC Cayman and its subsidiaries, without recourse to the Company.

The Promissory Note has an initial principal amount outstanding of $23.4 million, which included accrued interest of $0.4 million. The Promissory Note accrues interest at a rate of 12.0% per annum, compounded daily. All accrued interest is payable in kind and added to the outstanding principal amount. During the three and six months ended June 30, 2026, the Company recognized $0.8 million and $1.5 million of interest expense on the Promissory Note, respectively.

The Promissory Note’s maturity date is defined as the date CCC Cayman has available funds and assets, as defined in the Series A Preferred Stock purchase agreement and related documents, that are available and sufficient to pay in full the redemption price for the holder's shares of Series A Preferred Stock. The Promissory Note allows for CCC Cayman to prepay, in whole or in part, any outstanding principal or interest prior to the maturity date without penalty.

As of June 30, 2026, the total amount outstanding under the Promissory Note was $26.7 million.

17.
CAPITAL STOCK

Preferred Stock—The Company is authorized to issue up to 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026, there were no shares of preferred stock issued or outstanding.

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

There were 587,843,605 and 605,449,050 shares of common stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

Restricted Common Stock—As part of the acquisition of EvolutionIQ in January 2025 (see Note 3), the Company issued 10,356,096 restricted shares of common stock, subject to re-vesting conditions. The restricted shares have service-based vesting conditions and vest annually over two years. As of June 30, 2026, 5,178,048 restricted shares remain unvested. The fair value of the restricted shares at the acquisition date was $118.2 million, of which $71.5 million was included as purchase consideration and the remaining $46.7 million will be recognized as stock-based compensation expense over the vesting period.

Secondary Offerings and Stock Repurchase—There were no secondary offerings during the three and six months ended June 30, 2026.

In March 2025, a secondary offering was completed and 7,000,000 shares of common stock were repurchased by the Company for an aggregate price of $72.3 million. The shares repurchased by the Company were formally retired. The excess purchase price over par value was charged directly to accumulated deficit. In connection with the secondary offering, the Company incurred costs of $0.2 million and $0.5 million during the three and six months ended June 30, 2025, included within general and administrative expenses on the condensed consolidated statement of operations and comprehensive income (loss).

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

In March 2026, 16,565,982 shares of common stock were repurchased by the Company under the 2025 Share Repurchase Program for an aggregate price of $100.0 million and were formally retired with the excess purchase price over par value charged directly to accumulated deficit. There were no shares repurchased during the three months ended June 30, 2026. As of June 30, 2026, the Company has $100.0 million available to purchase under the 2025 Share Repurchase Program.

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

During the three months ended June 30, 2025, the Company repurchased 10,988,327 shares of its common stock for $100.0 million under the 2024 Share Repurchase Program. During the six months ended June 30, 2025, the Company repurchased 17,988,327 shares of its common stock for $172.3 million under the 2024 Share Repurchase Program. During the three months ended June 30, 2025, the Company incurred $0.2 million of fees directly related to the repurchase of shares. The remaining authorization of the 2024 Share Repurchase Program was utilized through subsequent share repurchases which occurred during the year ended December 31, 2025.

Accelerated Share Repurchase Transaction—On December 12, 2025, the Company entered into an accelerated share repurchase (“ASR”) transaction with a third-party financial institution to repurchase $300.0 million of its common stock under the 2025 Share Repurchase Program. At inception, the Company paid the financial institution using proceeds from the Fifth Amendment and cash on hand and received an initial delivery of 33,240,998 shares, which were immediately retired. The shares received were equal to 80% of the prepayment amount based on the closing price of the common stock on December 11, 2025 of $7.22 per share. The ASR was accounted for as two separate transactions: a treasury stock transaction for shares received and retired and an equity-classified forward contract indexed to the Company’s common stock. The initial repurchase of shares under the agreement resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

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

Restricted Stock Units and Restricted Stock Awards—The table below summarizes the restricted stock unit (“RSU”) and restricted stock award (“RSA”) activity for the six months ended June 30, 2026:

		Weighted-
		Average
	Shares	Fair Value
Unvested —December 31, 2025	24,982,281	$10.27
Granted	12,714,910	6.61
Vested	(9,800,652)	9.84
Forfeited	(2,424,239)	8.85
Unvested —June 30, 2026	25,472,300	$8.37

In connection with the acquisition of EvolutionIQ (see Note 3), the Company granted 792,174 RSAs that are subject to service conditions.

During the six months ended June 30, 2026, the Company granted 12,714,910 RSUs. Of the RSUs granted during the six months ended June 30, 2026, 11,099,413 have time-based vesting requirements, and 1,615,497 have performance-based vesting requirements. The performance-based awards granted during the six months ended June 30, 2026, include both a performance and a market condition. The grant date fair value of the performance-based awards with a market condition is estimated on the date of grant using the Monte Carlo simulation model.

During the six months ended June 30, 2026, 9,800,652 RSUs vested, of which 2,877,147 were withheld for employee tax obligations.

Stock Options—The table below summarizes the stock option activity for the six months ended June 30, 2026:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding—December 31, 2025	21,797,772	$3.09	2.0	$106,846
Exercised	(1,463,197)	2.93
Forfeited and canceled	—	—
Options outstanding—June 30, 2026	20,334,575	$3.10	1.4	$47,031
Options exercisable—June 30, 2026	20,334,575	$3.10	1.4	$47,031

The fair value of the options which vested during the six months ended June 30, 2026 was $0.5 million.

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

There were no stock options under the Cayman Incentive Plans granted during the six months ended June 30, 2026. The exercise price of the options granted is equal to the fair value of the underlying shares at the grant date. As of June 30, 2026 and December 31, 2025, 2,305,281 and 2,355,400 stock options under the Cayman Incentive Plans are outstanding.

Employee Stock Purchase Plan—In July 2021, the Company adopted the CCC 2021 Employee Stock Purchase Plan (“ESPP”).

During the six months ended June 30, 2026, 190,081 shares were sold under the ESPP.

The fair value of the ESPP purchase rights sold during the six months ended June 30, 2026 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	0.5
Expected volatility	33.5%
Expected dividend yield	0%
Risk-free interest rate	4.2%

Stock-Based Compensation—Stock-based compensation expense has been recorded in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of revenues	$2,257	$4,110	$4,281	$6,795
Research and development	11,886	14,535	23,175	32,136
Sales and marketing	8,272	12,522	16,357	25,650
General and administrative	7,971	14,808	18,445	42,442
Total stock-based compensation expense	$30,386	$45,975	$62,258	$107,023

As of June 30, 2026, there was $153.2 million of unrecognized stock compensation expense related to unvested time-based awards which is expected to be recognized over a weighted-average period of 2 years. As of June 30, 2026, there was $19 million of unrecognized stock-based compensation expense related to unvested performance-based awards which is expected to be recognized over a weighted-average period of 2.3 years.

19.
COMMITMENTS

Purchase Obligations—The Company has long-term agreements with suppliers and other parties related to licensing data used in its services, outsourced data center, disaster recovery and SaaS that expire at various dates through 2031. As of June 30, 2026, there were no material changes from the amounts disclosed as of December 31, 2025.

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

The following table summarizes revenues recognized and expenses incurred with entities affiliated with one of its principal equity owners and directors for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Software subscriptions	$887	$—	$1,809	$—
Credit card processing	217	506	643	888
Expenses
Employee health insurance benefits	^	565	^	947
IT security software	^	156	^	312
Board of director fees for services, including related travel and out-of-pocket reimbursements	137	245	273	331

^ Not a related party during the three and six months ended June 30.

As of June 30, 2026 and 2025, all receivables and payables from related parties were de minimis.

22.
OTHER INCOME (EXPENSE)—NET

Other income (expense)—Net consists of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Gain (loss) from change in fair value of interest rate swaps	$3,110	$(2,238)	$7,505	$(7,569)
Loss from change in fair value of interest rate caps	—	(402)	—	(812)
(Loss) income from derivative instruments	(552)	492	(1,021)	989
Other income—Net	9	91	49	238
Total other income (expense)—Net	$2,567	$(2,057)	$6,533	$(7,154)

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator
Net income (loss)	$20,787	$12,960	$36,204	$(4,461)
Accretion of redeemable non-controlling interest	—	—	—	(1,276)
Net income (loss) attributable to common stockholders	$20,787	$12,960	$36,204	$(5,737)

Denominator
Weighted average shares of common stock—basic and diluted	573,413,846	637,578,033	580,442,460	637,207,185
Dilutive effect of stock-based awards	11,507,110	23,044,670	15,897,750	—
Weighted average shares of common stock—diluted	584,920,956	660,622,703	596,340,210	637,207,185
Net income (loss) per share:
Basic	$0.04	$0.02	$0.06	$(0.01)
Diluted	$0.04	$0.02	$0.06	$(0.01)

22,852,103 and 11,524,628 common stock equivalent shares were excluded from the computation of diluted per share amounts for the three months ended June 30, 2026 and 2025, respectively, because their effect was anti-dilutive.

19,747,351 and 28,922,996 common stock equivalent shares were excluded from the computation of diluted per share amounts for the six months ended June 30, 2026 and 2025, respectively, because their effect was anti-dilutive.

With respect to the July 30, 2021 business combination involving Dragoneer Growth Opportunities Corp. and Cypress Holdings Inc., pursuant to which Dragoneer changed its name to CCC Intelligent Solutions Holdings Inc. (the “2021 Business Combination”), see “Note 19. Capital Stock” of our Annual Report on Form 10-K for the year ended December 31, 2025. As part of the 2021 Business Combination, 8,625,000 shares issued and held by Dragoneer (the “Sponsor Vesting Shares”) became non-transferable and subject to forfeiture on the tenth anniversary of the closing of the 2021 Business Combination if neither of the defined triggering events has occurred. The Sponsor Vesting Shares are issued and outstanding during the three and six months ended June 30, 2026 and 2025 and excluded from the weighted average number of shares of common stock outstanding until the vesting requirement is met and the restriction is removed.

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

The following table presents the Company’s financial information about reported segment revenue, significant segment expenses, and the Company’s reconciliation of segment profit (loss) to condensed consolidated net income (loss) (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Revenue—Domestic Segment	$284,182	$258,751	$563,759	$508,626
Revenue—Other (1)	1,749	1,700	3,446	3,390
Total Revenue	285,931	260,451	567,205	512,016

Segment Expenses:
Data licenses and royalties—adjusted (2)	11,605	10,512	22,763	21,542
Customer services—adjusted (3)	26,155	26,294	53,662	54,303
Products and technology—adjusted (4)	78,215	70,276	158,706	145,366
Revenue enablement—adjusted (5)	37,475	31,299	72,824	67,635
General corporate and administrative—adjusted (6)	22,324	19,735	45,212	40,065
Other segment items (7)	26,291	40,646	45,527	95,019
Amortization expense	22,880	22,880	45,761	45,760
Depreciation expense	13,896	13,755	27,272	27,327
Interest expense	20,359	17,836	40,659	34,763
Interest income	(743)	(1,220)	(1,685)	(3,168)
Significant non-cash items (8)	(3,110)	2,640	(7,505)	8,381
Income tax provision (benefit)	9,797	(7,163)	27,805	(20,516)
Total segment expenses	265,144	247,491	531,001	516,477
Net income (loss) including non-controlling interest	$20,787	$12,960	$36,204	$(4,461)

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

(7) Other segment items include stock-based compensation expense and related employer payroll taxes, as well as other items excluded from the significant segment expense categories and identified in the above descriptions, adjustments for capitalized labor costs incurred on internal development projects, and expenses of an insignificant segment that does not meet the quantitative thresholds for determining reporting segments.

(8) Significant non-cash items include changes in fair value of derivative instruments.

Revenues by geographic area, presented based upon the location of the customer are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
United States	$284,183	$258,751	$563,759	$508,626
China	1,748	1,700	3,446	3,390
Total revenues	$285,931	$260,451	$567,205	$512,016

Software, equipment and property—Net by geographic area are as follows (in thousands):

	June 30,	December 31,
	2026	2025
United States	$171,731	$166,644
China	174	152
Total software, equipment and property—Net	$171,905	$166,796

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements included herein. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” as set forth elsewhere in this Quarterly Report on Form 10-Q.

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

We have strong customer relationships in the end-markets we serve, and these relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. We have customer agreements with more than 300 insurers (including carriers, self-insurers and other entities processing insurance claims), including 27 of the top 30 automotive insurance carriers and 9 of the top 15 disability insurance carriers in the U.S., based on DWP, and hundreds of regional carriers. We have more than 35,000 total customers, including more than 30,500 automotive collision repair facilities (including repairers and other entities that estimate damaged vehicles), more than 6,500 parts and diagnostics suppliers, 14 of the top 15 automotive manufacturers based on vehicles in operation, and numerous other companies that participate in the insurance economy.

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

	Quarter Ended	2026	2025
Software GDR	March 31	98%	99%
	June 30	98%	99%
	September 30		99%
	December 31		99%

Results of Operations

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025

	Three Months Ended June 30,
(dollar amounts in thousands, except share and per share data)	2026	2025	$	%

Revenues	$285,931	$260,451	$25,480	9.8%
Cost of revenues, exclusive of amortization of acquired technologies	70,925	62,067	8,858	14.3%
Amortization of acquired technologies	4,368	4,368	—	0.0%
Cost of revenues(1)	75,294	66,435	8,859	13.3%
Gross profit	210,637	194,016	16,621	8.6%
Operating expenses:
Research and development(1)	52,990	59,929	(6,939)	-11.6%
Selling and marketing(1)	43,499	43,475	24	0.1%
General and administrative(1)	48,003	47,630	373	0.8%
Amortization of intangible assets	18,512	18,512	—	0.0%
Total operating expenses	163,004	169,546	(6,542)	-3.9%
Operating income	47,633	24,470	23,163	94.7%
Other (expense) income:
Interest expense	(20,359)	(17,836)	(2,523)	14.1%
Interest income	743	1,220	(477)	-39.1%
Other income (expense) —Net	2,567	(2,057)	4,624	NM
Total other expense	(17,049)	(18,673)	1,624	-8.7%
Pretax income	30,584	5,797	24,787	427.6%
Income tax (provision) benefit	(9,797)	7,163	(16,960)	NM
Net income attributable to CCC Intelligent Solutions Holdings Inc. common stockholders	$20,787	$12,960	$7,827	60.4%
Net income per share attributable to common stockholders:
Basic	$0.04	$0.02
Diluted	$0.04	0.02

Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	573,413,846	637,578,033
Diluted	584,920,956	660,622,703
NM—Not Meaningful

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Cost of revenues	$2,257	$4,110
Research and development	11,886	14,535
Sales and marketing	8,272	12,522
General and administrative	7,971	14,808
Total stock-based compensation expense	$30,386	$45,975

Revenues

Revenues increased by $25.5 million to $285.9 million, or 9.8%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The Company’s software subscription revenues accounted for $274.0 million and $250.6 million, or 96% of total revenue, during the three months ended June 30, 2026 and 2025, respectively.

The increase in revenue was primarily a result of approximately 7% growth from existing customer upgrades and expanding solution offerings to these existing customers and approximately 2% growth from new customers.

Cost of Revenues

Cost of revenues increased by $8.9 million to $75.3 million, or 13.3%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Cost of Revenues, exclusive of amortization of acquired technologies

Cost of revenues, exclusive of amortization of acquired technologies, increased by $8.9 million to $70.9 million, or 14.3%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily due to a $5.1 million increase in information technology (“IT”) related costs, a $1.8 million increase in third-party fees and direct costs associated with revenue growth, and a $2.8 million increase in personnel-related costs, partially offset by a $1.9 million decrease in stock-based compensation expense.

Amortization of Acquired Technologies

Amortization of acquired technologies was $4.4 million for the three months ended June 30, 2026 and three months ended June 30, 2025.

Gross Profit

Gross profit increased by $16.6 million to $210.6 million, or 8.6%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Our gross profit margin was 73.7% for the three months ended June 30, 2026, compared to 74.5% for the three months ended June 30, 2025. The increase in gross profit was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements.

Research and Development

Research and development expense decreased by $6.9 million to $53.0 million, or 11.6%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease was primarily due to a $3.6 million increase in the amount of capitalized time on platform and customer solution enhancements and a $2.6 million decrease in stock-based compensation expense.

Selling and Marketing

Selling and marketing was relatively flat at $43.5 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The immaterial change primarily reflected offsetting movements, including a $4.2 million decrease in stock-based compensation and a $4.1 million increase in personnel-related costs.

General and Administrative

General and administrative expense increased by $0.4 million to $48.0 million, or 0.8%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily due to a $2.8 million increase in personnel-related costs, a $2.5 million increase in professional service costs and a $1.5 million increase in IT related costs, mostly offset by a $6.8 million decrease in stock-based compensation.

Amortization of Intangible Assets

Amortization of intangible assets was $18.5 million for the three months ended June 30, 2026 and 2025.

Interest Expense

Interest expense increased by $2.5 million to $20.4 million, or 14.1%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was due to the interest incurred on an additional $300 million term loan as part of the Fifth Amendment to the 2021 Credit Agreement entered into in December 2025, partially offset by lower variable interest rates during the three months ended June 30, 2026 as compared to the variable interest rates during the three months ended June 30, 2025.

Interest Income

Interest income decreased by $0.5 million to $0.7 million, or 39.1%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, due to lower average balances on interest earning deposits and money market funds during the three months ended June 30, 2026 compared to the balances during the three months ended June 30, 2025.

Other Income (Expense)—Net

We recognized other income—Net of $2.6 million for the three months ended June 30, 2026 compared to other expense—Net of $2.1 million for the three months ended June 30, 2025. The income recognized during the three months ended June 30, 2026 was primarily due to the decrease in the fair value of derivative instrument liabilities, driven by the fair value of the Company’s three interest rate swap agreements. The expense recognized during the three months ended June 30, 2025 was primarily due to the increase in the fair value of derivative instruments, driven by the fair value of the Company's three interest rate swap agreements entered into during the three months ended June 30, 2025.

Income Tax (Provision) Benefit

The Company recognized an income tax provision of $9.8 million and an income tax benefit of $7.2 million for the three months ended June 30, 2026 and 2025, respectively. The income tax provision during the three months ended June 30, 2026 was primarily due to the Company's pre-tax book income, as well as the tax impact related to stock-based compensation expense. The income tax benefit for the three months ended June 30, 2025 was primarily due to the Company’s year-to-date pre-tax book loss and the annual effective tax rate impact related to stock based compensation.

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025

	Six Months Ended June 30,
(dollar amounts in thousands, except share and per share data)	2026	2025	$	%
Revenue	$567,205	$512,016	$55,189	10.8%
Cost of revenue, exclusive of amortization of acquired technologies	138,952	124,271	14,681	11.8%
Amortization of acquired technologies	8,737	8,737	—	0.0%
Cost of revenues(1)	147,689	133,008	14,681	11.0%
Gross profit	419,516	379,008	40,508	10.7%
Operating expenses:
Research and development(1)	105,514	121,692	(16,178)	-13.3%
Selling and marketing(1)	82,917	91,772	(8,855)	-9.6%
General and administrative(1)	97,611	114,748	(17,137)	-14.9%
Amortization of intangible assets	37,024	37,024	—	0.0%
Total operating expenses	323,066	365,236	(42,170)	-11.5%
Operating income	96,450	13,772	82,678	600.3%
Other (expense) income:
Interest expense	(40,659)	(34,763)	(5,896)	17.0%
Interest income	1,685	3,168	(1,483)	-46.8%
Other income (expense)—Net	6,533	(7,154)	13,687	NM
Total other expense	(32,441)	(38,749)	6,308	-16.3%
Pretax income (loss)	64,009	(24,977)	88,986	NM
Income tax (provision) benefit	(27,805)	20,516	(48,321)	NM
Net income (loss) including non-controlling interest	36,204	(4,461)	40,665	NM
Less: accretion of redeemable non-controlling interest	-	(1,276)	1,276	100.0%
Net income (loss) attributable to CCC Intelligent Solutions Holdings Inc. Common Stockholders	$36,204	$(5,737)	$41,941	NM
Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$(0.01)
Diluted	$0.06	$(0.01)
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	580,442,460	637,207,185
Diluted	596,340,210	637,207,185

(1) Includes stock-based compensation expense as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cost of revenues	$4,281	$6,795
Research and development	23,175	32,136
Sales and marketing	16,357	25,650
General and administrative	18,445	42,442
Total stock-based compensation expense	$62,258	$107,023

Revenues

Revenues increased by $55.2 million to $567.2 million, or 10.8%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The Company’s software subscription revenues accounted for $544.1 million and $493.1 million, or 96% of total revenue, during the six months ended June 30, 2026 and 2025, respectively.

The increase in revenue was primarily a result of approximately 8% growth from existing customer upgrades and expanding solution offerings to these existing customers and approximately 2% growth from new customers.

Cost of Revenues

Cost of revenues increased by $14.7 million to $147.7 million, or 11.0% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Cost of Revenues, exclusive of amortization of acquired technologies

Cost of revenues, exclusive of amortization of acquired technologies, increased by $14.7 million to $139.0 million, or 11.8%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily due to an $8.4 million increase in IT related costs and a $5.1 million increase in personnel-related costs.

Amortization of Acquired Technologies

Amortization of acquired technologies was $8.7 million for the six months ended June 30, 2026 and six months ended June 30, 2025.

Gross Profit

Gross profit increased by $40.5 million to $419.5 million, or 10.7%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Our gross profit margin was 74.0% for the six months ended June 30, 2026, compared to 74.0% for the six months ended June 30, 2025. The increase in gross profit was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements.

Research and Development

Research and development expense decreased by $16.2 million to $105.5 million, or 13.3%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease was primarily due to a $9.0 million decrease in stock-based compensation expense, a $5.0 million decrease in IT related costs and a $4.1 million increase in the amount of capitalized time on platform and customer solution enhancements, partially offset by a $2.9 million increase in personnel related costs.

Selling and Marketing

Selling and marketing expense decreased by $8.9 million to $82.9 million, or 9.6%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease was due to a $9.3 million decrease in stock-based compensation, partially offset by a $0.2 million increase in personnel related costs.

General and Administrative

General and administrative expense decreased by $17.1 million to $97.6 million, or 14.9%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease was primarily due to a $24.0 million decrease in stock-based compensation, partially offset by a $4.6 million increase in personnel related costs and $3.4 million increase in IT related costs.

Amortization of Intangible Assets

Amortization of intangible assets was $37.0 million for the six months ended June 30, 2026 and 2025.

Interest Expense

Interest expense increased by $5.9 million to $40.7 million, or 17.0%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was due to the interest incurred on an additional $300 million term loan as part of the Fifth Amendment to the 2021 Credit Agreement entered into in December 2025, partially offset by lower variable interest rates during the six months ended June 30, 2026 as compared to the same period in the prior year.

Interest Income

Interest income decreased by $1.5 million to $1.7 million, or 46.8%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, due to lower average balances on interest-earning deposits and money market funds during the six months ended June 30, 2026 as compared to the same period in the prior year.

Other Income (Expense)—Net

We recognized other income—net of $6.5 million for the six months ended June 30, 2026 compared to other expense—net of $7.2 million for the six months ended June 30, 2025. The income recognized during the six months ended June 30, 2026 was primarily due to the decrease in the fair value of derivative instrument liabilities, driven by the fair value of the Company’s three interest rate swap agreements. The expense recognized during the six months ended June 30, 2025 was primarily due to the increase in the fair value of derivative instruments, driven by the fair value of the Company's three interest rate swap agreements entered into during the six months ended June 30, 2025.

Income Tax (Provision) Benefit

The Company recognized an income tax provision of $27.8 million and an income tax benefit of $20.5 million for the six months ended June 30, 2026 and 2025, respectively. The income tax provision during the six months ended June 30, 2026 was primarily due to the Company's pre-tax book income, as well as the tax impact related to stock-based compensation expense. The income tax benefit for the six months ended June 30, 2025 was primarily due to the Company’s pre-tax book loss and the annual effective tax rate impact related to stock based compensation.

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

The following table reconciles Gross Profit to Adjusted Gross Profit for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except percentages)	2026	2025	2026	2025
Gross Profit	$210,637	$194,016	$419,516	$379,008
Amortization of acquired technologies	4,368	4,368	8,737	8,737
Stock-based compensation and related employer payroll tax	2,267	4,137	4,649	7,238
Adjusted Gross Profit	$217,272	$202,521	$432,902	$394,983
Gross Profit Margin	74%	74%	74%	74%
Adjusted Gross Profit Margin	76%	78%	76%	77%

Adjusted Operating Expenses

We believe that Adjusted Operating Expenses, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Expenses is defined as operating expenses adjusted for amortization of intangible assets, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential mergers and acquisitions (“M&A”), costs related to equity transactions, including secondary offerings, litigation expenses (proceeds), net for matters in which we are the plaintiff and related antitrust matters and debt refinancing costs.

The following table reconciles operating expenses to Adjusted Operating Expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2026	2025	2026	2025
Operating expenses	$163,004	$169,546	$323,066	$365,236
Amortization of intangible assets	(18,512)	(18,512)	(37,024)	(37,024)
Stock-based compensation expense and related employer payroll tax	(28,268)	(42,121)	(60,954)	(104,939)
M&A and integration costs	(507)	(348)	(507)	(7,967)
Equity transaction costs, including secondary offerings	—	(165)	—	(452)
Litigation proceeds, net	—	(125)	—	3,665
Debt refinancing costs	—	—	—	(3,119)
Adjusted Operating Expenses	$115,717	$108,275	$224,581	$215,400

Adjusted Operating Income

We believe that Adjusted Operating Income, as defined below, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results. Adjusted Operating Income is defined as operating income (loss) adjusted for amortization of intangible assets and acquired technologies, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential M&A, costs related to equity transactions, including secondary offerings, litigation expenses (proceeds), net, and debt refinancing costs.

The following table reconciles operating income (loss) to Adjusted Operating Income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2026	2025	2026	2025
Operating income	$47,633	$24,470	$96,450	$13,772
Amortization of intangible assets	18,512	18,512	37,024	37,024
Amortization of acquired technologies—Cost of revenue	4,368	4,368	8,737	8,737
Stock-based compensation expense and related employer payroll tax	30,535	46,258	65,603	112,177
M&A and integration costs	507	348	507	7,967
Equity transaction costs, including secondary offerings	—	165	—	452
Litigation proceeds, net	—	125	—	(3,665)
Debt refinancing costs	—	—	—	3,119
Adjusted Operating Income	$101,555	$94,246	$208,321	$179,583

Adjusted EBITDA

We believe that Adjusted EBITDA, as defined below, is useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational expenses. Adjusted EBITDA is defined as net income (loss) adjusted for interest, taxes, amortization of intangible assets and acquired technologies, depreciation, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential M&A, litigation expenses (proceeds), net, debt refinancing costs, costs related to equity transactions, including secondary offerings, change in fair value of derivative instruments, and income from derivative instruments. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenue.

The following table reconciles net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2026	2025	2026	2025
Net income (loss)	$20,787	$12,960	$36,204	$(4,461)
Interest expense	20,359	17,836	40,659	34,763
Interest income	(743)	(1,220)	(1,685)	(3,168)
Income tax provision (benefit)	9,797	(7,163)	27,805	(20,516)
Amortization of intangible assets	18,512	18,512	37,024	37,024
Amortization of acquired technologies—Cost of revenue	4,368	4,368	8,737	8,737
Depreciation and amortization of software, equipment and property	2,001	2,231	4,020	4,495
Depreciation and amortization of software, equipment and property—Cost of revenue	11,913	11,548	23,288	22,878
Stock-based compensation expense and related employer payroll tax	30,535	46,258	65,603	112,177
M&A and integration costs	507	348	507	7,967
Litigation proceeds, net	—	125	—	(3,665)
Debt refinancing costs	—	—	—	3,119
Equity transaction costs, including secondary offerings	—	165	—	452
Change in fair value of derivative instruments	(3,110)	2,640	(7,505)	8,381
Expense (Income) from derivative instruments	552	(492)	1,021	(989)
Adjusted EBITDA	$115,478	$108,116	$235,678	$207,194
Adjusted EBITDA Margin	40%	42%	42%	40%

Adjusted Net Income and Adjusted Earnings Per Share

We believe that Adjusted Net Income, as defined below, and Adjusted Earnings Per Share are useful in evaluating our operational performance distinct and apart from financing costs, certain expenses and non-operational expenses. Adjusted Net Income is defined as net income (loss) adjusted for the after-tax effects of amortization of intangible assets and acquired technologies, stock-based compensation expense and related employer payroll tax, costs associated with the acquisition and integration of completed and potential M&A, litigation expenses (proceeds), net for matters in which we are the plaintiff and related antitrust matters, debt refinancing costs, costs related to equity transactions, including secondary offerings and the change in fair value of derivative instruments.

The following table reconciles net income (loss) to Adjusted Net Income and Adjusted Earnings per Share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2026	2025	2026	2025
Net income (loss)	$20,787	$12,960	$36,204	$(4,461)
Amortization of intangible assets	18,512	18,512	37,024	37,024
Amortization of acquired technologies—Cost of revenue	4,368	4,368	8,737	8,737
Stock-based compensation expense and related employer payroll tax	30,535	46,258	65,603	112,177
M&A and integration costs	507	348	507	7,967
Litigation proceeds, net	—	125	—	(3,665)
Debt refinancing costs	—	—	—	3,119
Equity transaction costs, including secondary offerings	—	165	—	452
Change in fair value of derivative instruments	(3,110)	2,640	(7,505)	8,381
Tax effect of adjustments	(10,319)	(26,521)	(12,481)	(56,394)
Adjusted Net Income	$61,280	$58,855	$128,089	$113,337
Adjusted Net Income Per Share attributable to common stockholders:
Basic	$0.11	$0.09	$0.22	$0.18
Diluted	$0.10	$0.09	$0.21	$0.17

Weighted average shares outstanding:
Basic	573,413,846	637,578,033	580,442,460	637,207,185
Diluted	584,920,956	660,622,703	596,340,210	666,130,181

Free Cash Flow

We believe that Free Cash Flow, as defined below, provides meaningful supplemental information regarding our ability to generate cash and fund our operations and capital expenditures. Free Cash Flow is defined as net cash provided by operating activities less cash used for the purchases of software, equipment, and property.

The following table reconciles net cash provided by operating activities to Free Cash Flow for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2026	2025	2026	2025
Net cash provided by operating activities	$101,574	$43,056	$159,035	$101,548
Purchases of software, equipment, and property	(19,126)	(15,703)	(35,002)	(30,549)
Free Cash Flow	$82,448	$27,353	$124,033	$70,999

Liquidity and Capital Resources

We have financed our operations with cash flows from operations. The Company generated $159.0 million of cash flows from operating activities during the six months ended June 30, 2026. As of June 30, 2026, the Company had cash and cash equivalents of $115.9 million, a working capital surplus of $118.4 million and an accumulated deficit totaling $1,759.5 million. As of June 30, 2026, the Company had $1,284.5 million aggregate principal outstanding on its term loan.

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

Debt

Our debt capital structure remained stable during the second quarter of 2026. As of June 30, 2026, we had $1,284.5 million outstanding under our senior secured term loan (“Term Loan”), compared to $1,291.0 million as of December 31, 2025. The small reduction reflects principal payments of approximately $3.3 million made during the first two quarters of 2026. We did not incur any new borrowings in 2026. The Term Loan, which matures in January 2032, is part of our 2021 Credit Agreement and requires only modest quarterly payments (approximately $13 million per year) until maturity. We also have a $250.0 million revolving credit facility under the 2021 Credit Agreement that was undrawn at June 30, 2026, providing approximately $249.0 million of additional liquidity net of outstanding letters of credit. Our nearest significant debt maturity is the 2021 Revolving Credit Facility’s expiration in September 2029 (subject to a springing maturity in June 2028 if the Term Loan balance remains above $234.0 million at that time), giving us a long-dated maturity profile.

The interest rates on our Term Loan and any 2021 Revolving Credit Facility borrowings are variable and tied to market rates (Secured Overnight Financing Rate ("SOFR) or base rate) plus an applicable margin. We have proactively managed our floating interest rate exposure by using interest rate swaps to effectively fix the rate on $750.0 million of our Term Loan at approximately 3.94% through July 2027. These actions helped keep our weighted-average interest rate for the quarter ended June 30, 2026 at about 5.7%, slightly lower than the weighted-average interest rate of 6.4% in the same period last year, despite higher debt levels. The weighted-average interest rate represents the average rate on our outstanding borrowings during the period is calculated based on actual interest incurred and time-weighted average principal balances. A portion of our debt remains unhedged and subject to interest rate fluctuations, so we continue to monitor interest rate trends and consider additional risk management strategies as needed to contain our borrowing costs.

We believe our current liquidity position and cash flow generation are sufficient to meet our ongoing debt service obligations and other funding requirements. At June 30, 2026, we held $115.9 million in cash and cash equivalents, and the full capacity of our $250.0 million 2021 Revolving Credit Facility (minus letters of credit) remained available, bolstering our liquidity. Our indebtedness is secured by substantially all of our assets and is governed by customary affirmative, negative, and financial covenants. We were in full compliance with all covenants as of June 30, 2026. Notably, the 2021 Credit Agreement’s springing financial covenant (a first lien net leverage ratio test) did not apply at quarter-end because utilization of the Revolver was below the 35% threshold. We will continue to manage our capital structure prudently, balancing the use of cash for debt reduction, strategic opportunities, and shareholder returns as conditions warrant.

For further details of our long-term debt obligations and related terms, refer to Note 14, “Long-Term Debt,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, and to the “Long-Term Debt” disclosure in our Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Flows

The following table provides a summary of cash flow data for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(dollar amounts in thousands)	2026	2025
Net cash provided by operating activities	$159,035	$101,548
Net cash used in investing activities	(35,002)	(445,682)
Net cash (used in) provided by financing activities	(119,492)	167
Net effect of exchange rate change	124	37
Change in cash and cash equivalents	$4,665	$(343,930)

Net cash provided by operating activities was $159.0 million for the six months ended June 30, 2026. Net cash provided by operating activities consists of a net income of $36.2 million, adjusted for $137.9 million of non-cash items, partially offset by a $10.3 million decrease in working capital and a $4.8 million decrease in other operating assets and liabilities. Significant non-cash adjustments include stock-based compensation expense of $62.3 million, depreciation and amortization of $73.1 million and deferred income taxes of $7.5 million, partially offset by a change in fair value of derivative instruments of $7.5 million. The change in working capital was primarily a result of a decrease in accounts payable of $10.8 million due to the timing of suppliers' payments.

Net cash used in investing activities was $35.0 million for the six months ended June 30, 2026. Net cash used in investing activities was due to $35.0 million of capitalized internally developed software projects and purchases of software, equipment, and property.

Net cash used in financing activities was $119.5 million for the six months ended June 30, 2026. Net cash used in financing activities was primarily due to $100.2 million for repurchases of common stock, $18.0 million of payments for employee tax liabilities related to the net share settlement of employee equity awards and $6.5 million of principal payments of long-term debt.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Arrangement Intended to Satisfy the Affirmative Defense of Rule 10b5-1(c)

During the three months ended June 30, 2026, Githesh Ramamurthy, Chairman and CEO of the Company, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). The 10b5-1 trading arrangement was adopted by Mr. Ramamurthy on May 13, 2026 and provides for the sale of up to 12,230,286 shares of the Common Stock of the Company in the period commencing on August 12, 2026 and ending on the earlier of April 30, 2027 or the execution of all trades contemplated by the plan.

Appointment of Interim Chief Technology Officer

On July 14, 2026, the Company appointed Josh Valdez to the position of Interim Chief Technology Officer. Mr. Valdez will continue in his role as Chief Product Officer while concurrently serving as the Company’s Interim Chief Technology Officer. No modifications were made to Mr. Valdez’s compensation in connection with this appointment.

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

Dated: July 30, 2026	CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

	By:	/s/ Githesh Ramamurthy
	Name:	Githesh Ramamurthy
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated: July 30, 2026

	By:	/s/ Rodney Christo
	Name:	Rodney Christo
	Title:	Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)