Form 10-Q
period 2026-09-30
CCC Intelligent Solutions Holdings Inc.
filed 2026-10-29
CIK 1818201

di

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 27, 2026, 591,041,172 shares of common stock, $0.0001 par value per share, were issued and outstanding.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

Form 10-Q

For the Quarter Ended September 30, 2026

Table of Contents

		Page
PART I. FINANCIAL INFORMATION`

	Cautionary Statement Regarding Forward-Looking Statements	3
Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	5
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025	6
	Unaudited Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025	7
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	39

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

Important factors that could cause actual results to differ materially from our expectations include:

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive transaction documents, including circumstances requiring payment of a termination fee pursuant to the definitive transaction documents;
•
the failure to obtain stockholder approval of the transaction or the failure to satisfy other conditions to completion of the transaction;
•
the risk that regulatory approvals required for the transaction may not be obtained in a timely manner or at all, or may be obtained subject to conditions that are not anticipated;
•
risks related to the disruption of management’s attention from the Company’s ongoing business operations due to the transaction;
•
the effect of the announcement or pendency of the transaction on the Company’s business relationships, operating results and business generally;
•
the risk that any announcements relating to the transaction could have adverse effects on the market price of the Company’s common stock;
•
the risk of any litigation related to the transaction;
•
the risk that certain restrictions during the pendency of the proposed transaction may impact the Company’s ability to pursue certain business opportunities or strategic transactions;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$202,926	$111,192
Accounts receivable—Net of allowances of $4,044 and $3,773 as of September 30, 2026 and December 31, 2025, respectively	142,078	137,056
Income taxes receivable	24,933	33,274
Deferred contract costs	22,897	24,923
Other current assets	33,679	28,653
Total current assets	426,513	335,098
SOFTWARE, EQUIPMENT, AND PROPERTY—Net	173,171	166,796
OPERATING LEASE ASSETS	34,258	36,047
INTANGIBLE ASSETS—Net	942,018	1,010,658
GOODWILL	1,955,551	1,955,551
DEFERRED FINANCING FEES, REVOLVER—Net	1,092	1,368
DEFERRED CONTRACT COSTS	20,824	22,479
EQUITY METHOD INVESTMENT	10,228	10,228
OTHER ASSETS	38,406	35,207
TOTAL	$3,602,061	$3,573,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,245	$30,954
Accrued expenses	78,976	80,897
Current portion of long-term debt	13,033	13,033
Current portion of long-term licensing agreement—Net	3,632	3,466
Operating lease liabilities	6,072	7,785
Deferred revenues	54,917	72,793
Note payable to minority investor	27,562	25,197
Total current liabilities	208,437	234,125
LONG-TERM DEBT—Net	1,256,563	1,264,941
DEFERRED INCOME TAXES—Net	217,194	199,311
LONG-TERM LICENSING AGREEMENT—Net	18,223	20,968
OPERATING LEASE LIABILITIES	50,014	51,467
OTHER LIABILITIES	9,745	15,610
Total liabilities	1,760,176	1,786,422
COMMITMENTS AND CONTINGENCIES (Notes 19 and 20)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par; 5,000,000,000 shares authorized; 590,525,042 and 605,449,050 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	59	60
Additional paid-in capital	3,571,841	3,483,031
Accumulated deficit	(1,729,118)	(1,695,057)
Accumulated other comprehensive loss	(897)	(1,024)
Total stockholders’ equity	1,841,885	1,787,010
TOTAL	$3,602,061	$3,573,432

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
REVENUES	$294,093	$267,120	$861,298	$779,136
COST OF REVENUES
Cost of revenues, exclusive of amortization of acquired technologies	71,719	69,779	210,671	194,050
Amortization of acquired technologies	4,368	4,368	13,105	13,105
Total cost of revenues	76,087	74,147	223,776	207,155
GROSS PROFIT	218,006	192,973	637,522	571,981
OPERATING EXPENSES:
Research and development	53,042	52,947	158,556	174,639
Selling and marketing	38,017	44,208	120,934	135,980
General and administrative	51,049	47,332	148,660	162,080
Amortization of intangible assets	18,511	18,512	55,535	55,536
Total operating expenses	160,619	162,999	483,685	528,235
OPERATING INCOME	57,387	29,974	153,837	43,746
INTEREST EXPENSE	(20,900)	(18,103)	(61,559)	(52,866)
INTEREST INCOME	1,365	1,065	3,050	4,233
OTHER INCOME (EXPENSE)—NET	2,082	466	8,615	(6,688)
PRETAX INCOME (LOSS)	39,934	13,402	103,943	(11,575)
INCOME TAX (PROVISION) BENEFIT	(9,703)	(15,373)	(37,508)	5,143
NET INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	30,231	(1,971)	66,435	(6,432)
LESS: ACCRETION OF REDEEMABLE NON-CONTROLLING INTEREST	—	—	—	(1,276)
NET INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$30,231	$(1,971)	$66,435	$(7,708)
Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$(0.00)	$0.11	$(0.01)
Diluted	$0.05	$(0.00)	$0.11	$(0.01)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	575,679,641	631,440,015	578,837,408	635,263,670
Diluted	593,430,988	631,440,015	595,291,220	635,263,670
COMPREHENSIVE INCOME (LOSS):
Net income (loss) including non-controlling interest	30,231	(1,971)	66,435	(6,432)
Other comprehensive income—Foreign currency translation adjustment	33	83	127	121
COMPREHENSIVE INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	30,264	(1,888)	66,562	(6,311)
Less: accretion of redeemable non-controlling interest	—	—	—	(1,276)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CCC INTELLIGENT SOLUTIONS HOLDINGS INC. COMMON STOCKHOLDERS	$30,264	$(1,888)	$66,562	$(7,587)

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding				Accumulated
					Additional		Other	Total
	Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity

BALANCE—December 31, 2025	—	$—	605,449,050	$60	$3,483,031	$(1,695,057)	$(1,024)	$1,787,010
Stock-based compensation expense	—	—	—	—	31,871	—	—	31,871
Exercise of stock options	—	—	1,165,928	—	3,487	—	—	3,487
Issuance of common stock under employee stock purchase plan	—	—	190,081	—	1,284	—	—	1,284
Issuance of common stock upon vesting of RSUs—net of tax	—	—	6,062,951	1	(17,273)	—	—	(17,272)
Repurchase and retirement of common stock	—	—	(26,172,456)	(3)	—	(100,163)	—	(100,166)
Excise tax on repurchases of common stock	—	—	—	—	—	(523)	—	(523)
Foreign currency translation adjustment	—	—	—	—	—	—	42	42
Net income	—	—	—	—	—	15,417	—	15,417
BALANCE—March 31, 2026	—	—	586,695,554	58	3,502,400	(1,780,326)	(982)	1,721,150
Stock-based compensation expense	—	—	—	—	30,387	—	—	30,387
Exercise of stock options	—	—	297,269	—	803	—	—	803
Issuance of common stock upon vesting of RSUs—net of tax	—	—	850,782	—	(689)	—	—	(689)
Excise tax on repurchases of common stock	—	—	—	—	—	58	—	58
Foreign currency translation adjustment	—	—	—	—	—	—	52	52
Net income	—	—	—	—	—	20,787	—	20,787
BALANCE—June 30, 2026	—	—	587,843,605	58	3,532,901	(1,759,481)	(930)	1,772,548
Stock-based compensation expense	—	—	—	—	31,536	—	—	31,536
Exercise of stock options	—	—	1,368,234	—	5,021	—	—	5,021
Issuance of common stock under employee stock purchase plan	—	—	696,252	—	3,054	—	—	3,054
Issuance of common stock upon vesting of RSUs—net of tax	—	—	616,951	1	(671)	—	—	(670)
Excise tax on repurchases of common stock	—	—	—	—	—	132	—	132
Foreign currency translation adjustment	—	—	—	—	—	—	33	33
Net income	—	—	—	—	—	30,231	—	30,231
BALANCE—September 30, 2026	—	$—	590,525,042	$59	$3,571,841	$(1,729,118)	$(897)	$1,841,885

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Redeemable
	Non-Controlling	Preferred Stock—Issued and Outstanding		Common Stock—Issued and Outstanding				Accumulated
	Interest					Additional		Other	Total
		Number of	Par	Number of	Par	Paid-In	Accumulated	Comprehensive	Stockholders’
		Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2024	$21,679	—	$—	629,207,115	$63	$3,094,182	$(1,095,227)	$(1,195)	$1,997,823
Stock-based compensation expense	—	—	—	—	—	61,048	—	—	61,048
Exercise of stock options	—	—	—	330,413	—	956	—	—	956
Issuance of common stock under employee stock purchase plan	—	—	—	174,906	—	1,650	—	—	1,650
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	9,095,994	1	(43,472)	—	—	(43,471)
Issuance of restricted stock awards for business acquisition	—	—	—	792,174	—	—	—	—	—
Issuance of common stock for business acquisition (1)	—	—	—	26,035,603	3	250,438	—	—	250,441
Repurchase and retirement of common stock	—	—	—	(7,000,000)	(1)	—	(72,274)	—	(72,275)
Accretion of redeemable non-controlling interest	1,276	—	—	—	—	(1,276)	—	—	(1,276)
Reclassification of redeemable non-controlling interest to note payable to minority investor	(22,955)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(15)	(15)
Net loss	—	—	—	—	—	—	(17,421)	—	(17,421)
BALANCE—March 31, 2025	—	—	—	658,636,205	66	3,363,526	(1,184,922)	(1,210)	2,177,460
Stock-based compensation expense	—	—	—	—	—	45,975	—	—	45,975
Exercise of stock options	—	—	—	360,029	—	1,003	—	—	1,003
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	986,566	—	(881)	—	—	(881)
Repurchase and retirement of common stock	—	—	—	(10,988,327)	(1)	—	(100,219)	—	(100,220)
Foreign currency translation adjustment	—	—	—	—	—	—	—	53	53
Net income	—	—	—	—	—	—	12,960	—	12,960
BALANCE—June 30, 2025	—	—	—	648,994,473	65	3,409,623	(1,272,181)	(1,157)	2,136,350
Stock-based compensation expense	—	—	—	—	—	39,193	—	—	39,193
Exercise of stock options	—	—	—	548,441	—	1,671	—	—	1,671
Issuance of common stock under employee stock purchase plan	—	—	—	424,270	—	3,394	—	—	3,394
Issuance of common stock upon vesting of RSUs—net of tax	—	—	—	1,994,729	—	(3,910)	—	—	(3,910)
Repurchase and retirement of common stock	—	—	—	(4,779,310)	—	—	(44,988)	—	(44,988)
Foreign currency translation adjustment	—	—	—	—	—	—	—	83	83
Net loss	—	—	—	—	—	—	(1,971)	—	(1,971)
BALANCE—September 30, 2025	$—	—	$—	647,182,603	$65	$3,449,971	$(1,319,140)	$(1,074)	$2,129,822

(1) Issuance of common stock for business acquisition includes 10,356,096 of restricted shares of common stock subject to re-vesting requirements (see Note 17).

See notes to condensed consolidated financial statements.

CCC INTELLIGENT SOLUTIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$66,435	$(6,432)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of software, equipment, and property	42,120	44,376
Amortization of intangible assets	68,640	68,641
Deferred income taxes	17,883	(1,208)
Stock-based compensation	93,794	146,216
Amortization of deferred financing fees	1,562	1,405
Amortization of discount on debt	110	117
Change in fair value of derivative instruments	(10,019)	8,441
Noncash interest expense	2,365	1,491
Changes in:
Accounts receivable—Net	(5,051)	(33,743)
Deferred contract costs	2,026	(566)
Other current assets	(2,422)	(2,770)
Deferred contract costs—Non-current	1,655	(1,902)
Other assets	(3,199)	139
Operating lease assets	1,789	1,855
Income taxes	10,482	(30,733)
Accounts payable	(6,707)	3,813
Accrued expenses	(364)	(6,720)
Operating lease liabilities	(3,166)	(3,277)
Deferred revenues	(17,875)	10,073
Other liabilities	(594)	(2,901)
Net cash provided by operating activities	259,464	196,315
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of software, equipment, and property	(52,966)	(46,684)
Acquisition of EvolutionIQ, Inc., net of cash acquired	—	(410,412)
Net cash used in investing activities	(52,966)	(457,096)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9,314	3,603
Proceeds from employee stock purchase plan	4,338	5,044
Payments for employee taxes withheld upon vesting of equity awards	(18,631)	(48,262)
Repurchase of common stock	(100,166)	(212,485)
Proceeds from issuance of long-term debt	—	225,000
Payments of fees associated with the debt modification	—	(6,565)
Principal payments on long-term debt	(9,774)	(7,508)
Net cash used in financing activities	(114,919)	(41,173)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	155	112
NET CHANGE IN CASH AND CASH EQUIVALENTS	91,734	(301,842)
CASH AND CASH EQUIVALENTS:
Beginning of period	111,192	398,983
End of period	$202,926	$97,141
NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash purchases of software, equipment, and property	$2,633	$—
Stock issued related the acquisition of EvolutionIQ, Inc.	$—	$250,441
Issuance of promissory note to minority investor of redeemable preferred securities	$—	$22,955
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$57,637	$51,893
Cash paid for income taxes—Net	$9,142	$26,199

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of mezzanine equity and stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments except where disclosed) necessary for the fair presentation of the financial position, results of operations and cash flows have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any future period.

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

In accordance with the acquisition agreement, $8.9 million of the purchase price was held in escrow for post-closing adjustments and indemnity holdbacks. During 2025, the purchase price adjustment escrow was settled, with $2.6 million paid to the sellers and $4.7 million returned to the Company (reducing the purchase consideration and related goodwill). As of September 30, 2026, the remaining escrow for general indemnity was $1.6 million, unchanged from December 31, 2025, and subject to release within 36 months of the closing date, pending any indemnity claims. Additionally, during the first quarter of 2026, the $3.2 million option holdback related to certain unvested EvolutionIQ stock options was settled, with the Company retaining $3.1 million in cash and returning $0.1 million to the selling shareholders, consistent with the terms of the acquisition agreement.

No business combinations were completed during the three and nine months ended September 30, 2026.

4.
REvenue

Disaggregation of Revenue—The Company provides disaggregation of revenue based on type of service as it believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table summarizes revenue by type of service for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Software subscriptions	$281,466	$256,656	$825,571	$749,771
Other	12,627	10,464	35,727	29,365
Total revenues	$294,093	$267,120	$861,298	$779,136

Transaction Price Allocated to the Remaining Performance Obligations—Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2026, approximately $1,808 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $806 million during the following twelve months, and approximately $1,002 million thereafter. The estimated revenues do not include unexercised contract renewals. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.

Deferred Revenue—Revenue recognized for the three months ended September 30, 2026 from amounts in deferred revenue as of June 30, 2026 was $57.9 million. Revenue recognized for the three months ended September 30, 2025 from amounts in deferred revenue as of June 30, 2025 was $54.9 million. Revenue recognized for the nine months ended September 30, 2026 from amounts in deferred revenue as of December 31, 2025 was $71.7 million. Revenue recognized for the nine months ended September 30, 2025 from amounts in deferred revenue as of December 31, 2024 was $43.6 million.

Contract Assets and Liabilities—The opening and closing balances of the Company’s receivables, contract assets and contract liabilities from contracts with customers are as follows (in thousands):

	September 30,	December 31,
	2026	2025
Accounts receivables—Net of allowances	$142,078	$137,056
Deferred contract costs	22,897	24,923
Long-term deferred contract costs	20,824	22,479
Other assets (accounts receivable, non-current)	27,501	25,532
Deferred revenues	54,917	72,793
Other liabilities (deferred revenues, non-current)	918	1,368

5.
FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Interest Rate Swaps—In February 2025, the Company entered into three interest rate swap agreements to reduce its exposure to variability from future cash flows resulting from interest rate risk related to its floating rate long-term debt (see Note 14). The fair value of the interest rate swap agreements was estimated using inputs that were observable or that could be corroborated by observable market data and therefore was classified within Level 2 of the fair value hierarchy as of September 30, 2026.

The Company does not designate its interest rate swap agreements as hedging instruments and records the changes in fair value within other income (expense)-net on the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2026, the Company's interest rate swap agreements were in asset positions, with a total fair value of $2.6 million recorded within other current assets in the accompanying condensed consolidated balance sheet as of September 30, 2026.

The following table presents the fair value of the assets measured at fair value on a recurring basis at September 30, 2026 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Interest rate swaps	$2,608	$—	$2,608	$—
Total Assets	$2,608	$—	$2,608	$—

The following table presents the fair value of the liabilities measured at fair value on a recurring basis at December 31, 2025 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$7,411	$—	$7,411	$—
Total liabilities	$7,411	$—	$7,411	$—

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

The Company did not recognize any impairment charges related to these assets during the three and nine months ended September 30, 2026 and 2025.

Fair Value of Other Financial Instruments—The following table presents the carrying amounts, net of debt discount, and estimated fair values of the Company’s financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	September 30, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
Term Loan, including current maturities	$1,280,303	$1,276,411	$1,289,968	$1,294,220

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

6.
INCOME TAXES

The Company recognized an income tax provision of $9.7 million and $15.4 million for the three months ended September 30, 2026 and 2025, respectively. The income tax provision for the three months ended September 30, 2026 was primarily due to the Company’s pre-tax book income, as well as the tax impact related to stock-based compensation expense, partially offset by the tax impact related to estimated research and development credits. The income tax provision for the three months ended September 30, 2025 was primarily due to the Company's pre-tax book income, as well as the tax impact related to stock-based compensation expense, partially offset by the tax impact related to estimated research and development credits.

The Company recognized an income tax provision of $37.5 million and an income tax benefit of $5.1 million for the nine months ended September 30, 2026 and 2025, respectively. The income tax provision for the nine months ended September 30, 2026 was primarily due to the Company’s pre-tax book income, as well as the tax impact related to stock-based compensation expense. The income tax benefit for the nine months ended September 30, 2025 was primarily due to the Company's pre-tax book loss, as well as the tax rate impact of non-deductible stock-based compensation.

The Company made income tax payments of $7.3 million and $0.3 million during the three months ended September 30, 2026 and 2025, respectively. The Company received negligible refunds during the three months ended September 30, 2026 and refunds of $0.7 million from various states during the three months ended September 30, 2025.

The Company made income tax payments of $12.4 million and $27.6 million during the nine months ended September 30, 2026 and 2025, respectively. The Company received a federal refund of $2.9 million and refunds of $0.4 million from various states during the nine months ended September 30, 2026 and received refunds of $1.4 million from various states during the nine months ended September 30, 2025.

As of September 30, 2026, unrecognized tax benefits were materially consistent with the amount as of December 31, 2025. The Company believes its liability for unrecognized tax benefits, excluding interest and penalties, will not materially change over the following twelve months.

7.
accounts receivable

Accounts receivable—Net as of September 30, 2026 and December 31, 2025, consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accounts receivable	$146,122	$140,829
Allowance for credit losses and sales reserves	(4,044)	(3,773)
Accounts receivable—Net	$142,078	$137,056

As of September 30, 2026, no customers accounted for 10% or greater of accounts receivable—Net. As of December 31, 2025, one customer accounted for 11% of accounts receivable—Net.

Changes to the allowance for credit losses and sales reserves during the three and nine months ended September 30, 2026 and 2025 consist of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance at beginning of period	$3,702	$4,310	$3,773	$4,692
Charges to bad debt and sales reserves	1,688	1,474	4,565	4,424
Write-offs—Net	(1,346)	(1,683)	(4,293)	(5,015)
Balance at end of period	$4,044	$4,101	$4,044	$4,101

8.
OTHER CURRENT ASSETS

Other current assets as of September 30, 2026 and December 31, 2025 consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid SaaS costs	$11,579	$9,059
Prepaid service fees	6,530	7,566
Prepaid insurance	3,317	2,365
Interest rate swaps	2,608	—
Prepaid software and equipment maintenance	639	462
Other	9,006	9,201
Total other current assets	$33,679	$28,653

9.
SOFTWARE, EQUIPMENT, AND PROPERTY

Software, equipment, and property as of September 30, 2026 and December 31, 2025 consists of the following (in thousands):

	September 30,	December 31,
	2026	2025

Software, licenses and database	$364,247	$316,557
Leasehold improvements	31,710	31,590
Building and land	4,910	4,910
Computer equipment	2,889	4,624
Furniture and other equipment	1,025	1,466
Total software, equipment, and property	404,781	359,147
Less accumulated depreciation and amortization	(231,610)	(192,351)
Software, equipment, and property—Net	$173,171	$166,796

Depreciation and amortization expense related to software, equipment and property was $14.8 million and $17.0 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation and amortization expense related to software, equipment and property was $42.1 million and $44.4 million for the nine months ended September 30, 2026 and 2025, respectively.

10.
LEASES

The Company leases real estate in the form of office space and data center facilities. Generally, at the inception of the contract, the term for real estate leases ranges from 2 to 17 years and the term for equipment leases is 1 to 3 years. Some real estate leases include options to renew that can extend the original term by 3 to 5 years.

The components of lease expense for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease costs	$1,614	$1,835	$4,862	$5,506
Variable lease costs	1,124	1,137	3,186	3,347
Total lease costs	$2,738	$2,972	$8,048	$8,853

During the nine months ended September 30, 2026 and 2025, the Company made cash payments for operating leases of $6.2 million and $6.9 million, respectively.

During the three months ended September 30, 2026, the Company did not recognize any operating lease right-of-use assets in exchange for lease liabilities. During the nine months ended September 30, 2026, the Company recognized operating lease right‑of‑use assets in exchange for lease liabilities of $0.2 million. During the three months ended September 30, 2025, the Company obtained operating lease assets in exchange for lease liabilities of $0.3 million. During the nine months ended September 30, 2025, the Company obtained operating lease assets in exchange for lease liabilities of $9.1 million, which includes $8.8 million of operating lease asset in connection with the acquisition of EvolutionIQ.

11.
GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are primarily the result of business acquisitions.

The Company performs its annual impairment assessment of goodwill and indefinite life intangible assets as of November 30 of each year.

No impairments to goodwill or indefinite life intangible assets were recorded during the three and nine months ended September 30, 2026.

The following table presents the gross amount, accumulated impairment loss and carrying amount of goodwill as of September 30, 2026 and December 31, 2025.

		Accumulated	Net
	Gross Amount	Impairment Loss	Carrying Amount
Balance as of September 30, 2026	$2,058,753	$(103,202)	$1,955,551
Balance as of December 31, 2025	$2,058,753	$(103,202)	$1,955,551

The accumulated impairment loss is due to impairment charges of $77.4 million and $25.8 million recognized during the years ended December 31, 2023 and December 31, 2019, respectively.

There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2026.

Intangible Assets—No intangible asset impairments were recorded during the three and nine months ended September 30, 2026.

The intangible assets balance as of September 30, 2026 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount

Intangible assets:
Customer relationships	16-18	8.8	$1,324,130	$(679,949)	$644,181
Acquired technologies	7-8	6.2	139,100	(32,578)	106,522
Trademarks	5	3.3	1,300	(455)	845
Subtotal			1,464,530	(712,982)	751,548
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,655,000	$(712,982)	$942,018

The intangible assets balance as of December 31, 2025 is reflected below (in thousands):

		Weighted-
		Average
	Estimated	Remaining	Gross		Net
	Useful Life	Useful Life	Carrying	Accumulated	Carrying
	(Years)	(Years)	Amount	Amortization	Amount

Intangible assets:
Customer relationships	16-18	9.6	$1,324,130	$(624,609)	$699,521
Acquired technologies	7-8	6.9	139,100	(19,473)	119,627
Trademarks	5	4	1,300	(260)	1,040
Subtotal			1,464,530	(644,342)	820,188
Trademarks—indefinite life			190,470	—	190,470
Total intangible assets			$1,655,000	$(644,342)	$1,010,658

Amortization expense for intangible assets was $22.9 million and $22.9 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense for intangible assets was $68.6 million and $68.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Future amortization expense for the remainder of the year ended December 31, 2026 and the following four years ended December 31 and thereafter for intangible assets as of September 30, 2026 is as follows (in thousands):

Years Ending December 31:

2026	22,880
2027	91,520
2028	91,520
2029	90,892
2030	90,575
Thereafter	364,161
Total	$751,548

12.
ACCRUED EXPENSES

Accrued expenses as of September 30, 2026 and December 31, 2025 consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Compensation	$50,821	$55,292
Professional services	7,303	2,150
Sales tax	5,849	5,708
Royalties and licenses	4,972	5,941
Employee insurance benefits	2,784	2,619
Software license agreement	751	3,817
Other	6,496	5,370
Total accrued expenses	$78,976	$80,897

13.
OTHER LIABILITIES

Other liabilities as of September 30, 2026 and December 31, 2025 consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Income taxes payable—non-current	$8,152	$6,012
Fair value of interest rate swaps	—	7,411
Deferred revenue—non-current	918	1,368
Other	675	819
Total other liabilities	$9,745	$15,610

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

Term Loan and Revolving Credit Facility – At September 30, 2026, the Term Loan had an outstanding principal balance of $1,281.2 million (with $13.0 million classified as current), compared to $1,291.0 million at December 31, 2025. The Term Loan matures on January 23, 2032 and requires quarterly principal payments of $3.3 million through December 31, 2031, with the remaining balance due at maturity. No amounts were drawn on the $250.0 million 2021 Revolving Credit Facility as of September 30, 2026. The 2021 Revolving Credit Facility matures on September 23, 2029 (subject to a springing maturity on June 22, 2028 if more than $234.0 million of Term Loan remains outstanding at that date).

As of September 30, 2026, the Company had $1.0 million of outstanding standby letters of credit, which reduced the available borrowing capacity under the 2021 Revolving Credit Facility to $249.0 million. As of September 30, 2026, and December 31, 2025, $249.0 million and $248.9 million were available to be borrowed, respectively, under the 2021 Revolving Credit Facility.

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

During the three months ended September 30, 2026 and 2025, the weighted-average interest rate on the outstanding borrowings under the Term Loan was 5.8% and 6.4%, respectively.

During the nine months ended September 30, 2026 and 2025, the weighted-average interest rate on the outstanding borrowings under the Term Loan was 5.8% and 6.3%, respectively.

Collateral and Covenants – The Term Loan and Revolving Credit Facility are senior secured obligations, guaranteed by the Cypress Intermediate Holdings II, LLC, and certain of the Company's other U.S. subsidiaries, and secured by first-priority liens on the equity of CCC Intelligent Solutions Inc. and substantially all of its assets (subject to customary exceptions). The 2021 Credit Agreement contains customary affirmative and negative covenants (including limitations on additional debt, liens, mergers, dividends, and investments) and a financial covenant requiring that if Revolver borrowings exceed 35% of the aggregate commitments of the Company, the leverage ratio of CCC Intelligent Solutions Inc. and certain of its subsidiaries cannot exceed 6.25 to 1.00. Revolver borrowings did not exceed this threshold as of September 30, 2026, and the Company was in compliance with all financial covenants.

Long-term debt as of September 30, 2026 and December 31, 2025, consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Term Loan	$1,281,216	$1,290,990
Term Loan—discount	(912)	(1,022)
Term Loan—deferred financing fees	(10,708)	(11,994)
Term Loan—Net of discount & fees	1,269,596	1,277,974
Less: Current portion	(13,033)	(13,033)
Total long-term debt—Net of current portion	$1,256,563	$1,264,941

Interest Rate Swaps – The Company utilizes interest rate swap agreements to hedge a portion of its floating-rate debt. These swaps (not designated as hedges for accounting purposes) effectively fix the interest rate on a $750.0 million notional amount of the Term Loan at approximately 3.94% through July 31, 2027. As of September 30, 2026, the Company's interest rate swap agreements were in asset positions, with a total fair value of $2.6 million recorded within other current assets in the accompanying condensed consolidated balance sheet as of September 30, 2026 (Level 2 measurement - Refer to Note 5). Changes in swap fair value are recorded in earnings, and the Company paid swap settlements of $0.5 million and $1.5 million during the three and nine months ended September 30, 2026, respectively, recorded in other income (expense)—net.

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

As of September 30, 2026, no redeemable non-controlling interest was outstanding. The related obligation is presented as a note payable to minority investor by CCC Cayman and without recourse to the Company within current liabilities on the Company’s condensed consolidated balance sheet. See Note 16 for additional information.

There was no accretion of redeemable non-controlling interest during the three and nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company recorded $1.3 million of accretion and reclassified $23.0 million from redeemable non-controlling interest to note payable to minority investor upon receipt of the redemption notice.

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

The Promissory Note had an initial principal amount outstanding of $23.4 million, which included accrued interest of $0.4 million. The Promissory Note accrues interest at a rate of 12.0% per annum, compounded daily. All accrued interest is payable in kind and added to the outstanding principal amount. During the three and nine months ended September 30, 2026, the Company recognized $0.8 million and $2.4 million of interest expense on the Promissory Note, respectively.

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

As of September 30, 2026, the total amount outstanding under the Promissory Note was $27.6 million.

17.
CAPITAL STOCK

Preferred Stock—The Company is authorized to issue up to 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026, there were no shares of preferred stock issued or outstanding.

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

There were 590,525,042 and 605,449,050 shares of common stock issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.

Restricted Common Stock—As part of the acquisition of EvolutionIQ in January 2025 (see Note 3), the Company issued 10,356,096 restricted shares of common stock, subject to re-vesting conditions. The restricted shares have service-based vesting conditions and vest annually over two years. As of September 30, 2026, 5,178,048 restricted shares remain unvested. The fair value of the restricted shares at the acquisition date was $118.2 million, of which $71.5 million was included as purchase consideration and the remaining $46.7 million will be recognized as stock-based compensation expense over the vesting period.

Secondary Offerings and Stock Repurchase—There were no secondary offerings during the three and nine months ended September 30, 2026.

In March 2025, a secondary offering was completed and 7,000,000 shares of common stock were repurchased by the Company for an aggregate price of $72.3 million. The shares repurchased by the Company were formally retired. The excess purchase price over par value was charged directly to accumulated deficit. In connection with the secondary offering, the Company incurred costs of $0.2 million and $0.5 million during the three and nine months ended September 30, 2025, included within general and administrative expenses on the condensed consolidated statement of operations and comprehensive income (loss).

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

In March 2026, 16,565,982 shares of common stock were repurchased by the Company under the 2025 Share Repurchase Program for an aggregate price of $100.0 million and were formally retired with the excess purchase price over par value charged directly to accumulated deficit. There were no shares repurchased during the three months ended September 30, 2026. As of September 30, 2026, the Company has $100.0 million available to purchase under the 2025 Share Repurchase Program. Under the terms of the Merger Agreement (as defined in Note 25), during the period from the execution of the Merger Agreement until the earlier of the effective time of the Merger or termination of the Merger Agreement, the Company is not permitted to redeem, repurchase or otherwise acquire any of its capital stock without the prior written consent of Parent (as defined in Note 25) (which consent may not be unreasonably withheld, conditioned or delayed), subject to certain exceptions. See Note 25, Subsequent Events, for further discussion of the Merger Agreement.

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

During the three months ended September 30, 2025, the Company repurchased 4,779,310 shares for an aggregate purchase price of $44.9 million under the 2024 Share Repurchase Program. During the nine months ended September 30, 2025, the Company repurchased 22,767,637 shares for an aggregate purchase price of $217.2 million under the 2024 Share Repurchase Program. During the three and nine months ended September 30, 2025, the Company incurred $0.1 million and $0.3 million, respectively, of fees directly related to the repurchase of shares. The remaining authorization of the 2024 Share Repurchase Program was utilized through subsequent share repurchases which occurred during the year ended December 31, 2025.

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

Restricted Stock Units and Restricted Stock Awards—The table below summarizes the restricted stock unit (“RSU”) and restricted stock award (“RSA”) activity for the nine months ended September 30, 2026:

		Weighted-
		Average
	Shares	Fair Value
Unvested —December 31, 2025	24,982,281	$10.27
Granted	14,073,585	6.52
Vested	(10,525,543)	9.85
Forfeited	(3,289,394)	8.68
Unvested —September 30, 2026	25,240,929	$8.17

In connection with the acquisition of EvolutionIQ (see Note 3), the Company granted 792,174 RSAs that are subject to service conditions and 27,687 remain unvested as of September 30, 2026.

During the nine months ended September 30, 2026, the Company granted 14,073,585 RSUs. Of the RSUs granted during the nine months ended September 30, 2026, 12,458,088 have time-based vesting requirements, and 1,615,497 have performance-based vesting requirements. The performance-based awards granted during the nine months ended September 30, 2026, include both a performance and a market condition. The grant date fair value of the performance-based awards with a market condition is estimated on the date of grant using the Monte Carlo simulation model.

During the nine months ended September 30, 2026, 10,525,543 RSUs vested, of which 2,980,201 were withheld for employee tax obligations.

Stock Options—The table below summarizes the stock option activity for the nine months ended September 30, 2026:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding—December 31, 2025	21,797,772	$3.09	2.0	$106,846
Exercised	(2,831,431)	3.29
Forfeited and canceled	—	—
Options outstanding—September 30, 2026	18,966,341	$3.06	1.2	$71,151
Options exercisable—September 30, 2026	18,966,341	$3.06	1.2	$71,151

The fair value of the options which vested during the nine months ended September 30, 2026 was $0.5 million.

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

There were no stock options under the Cayman Incentive Plans granted during the nine months ended September 30, 2026. The exercise price of the options granted is equal to the fair value of the underlying shares at the grant date. As of September 30, 2026 and December 31, 2025, 2,275,281 and 2,355,400 stock options under the Cayman Incentive Plans are outstanding.

Employee Stock Purchase Plan—In July 2021, the Company adopted the CCC 2021 Employee Stock Purchase Plan (“ESPP”).

During the nine months ended September 30, 2026, 886,333 shares were sold under the ESPP.

The fair value of the ESPP purchase rights sold during the nine months ended September 30, 2026 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	0.5
Expected volatility	28.5% - 33.5%
Expected dividend yield	0%
Risk-free interest rate	3.6% - 4.2%

Stock-Based Compensation—Stock-based compensation expense has been recorded in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of revenues	$2,254	$2,124	$6,535	$8,919
Research and development	11,246	13,734	34,420	45,870
Sales and marketing	8,216	10,918	24,574	36,568
General and administrative	9,820	12,417	28,265	54,859
Total stock-based compensation expense	$31,536	$39,193	$93,794	$146,216

As of September 30, 2026, there was $131 million of unrecognized stock compensation expense related to unvested time-based awards which is expected to be recognized over a weighted-average period of 1.9 years. As of September 30, 2026, there was $16.4 million of unrecognized stock-based compensation expense related to unvested performance-based awards which is expected to be recognized over a weighted-average period of 2.1 years.

19.
COMMITMENTS

Purchase Obligations—The Company has long-term agreements with suppliers and other parties related to licensing data used in its services, outsourced data center, disaster recovery and SaaS that expire at various dates through 2031. As of September 30, 2026, there were no material changes from the amounts disclosed as of December 31, 2025.

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

The following table summarizes revenues recognized and expenses incurred with entities affiliated with one of its principal equity owners and directors for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
Software subscriptions	$—	$—	$1,809	$—
Credit card processing	—	513	643	1,401
Expenses
Employee health insurance benefits	^	1,675	^	2,622
IT security software	^	156	^	468
Board of director fees for services, including related travel and out-of-pocket reimbursements	137	105	410	436

^ Not a related party during the three and nine months ended September 30.

As of September 30, 2026 and 2025, all receivables and payables from related parties were de minimis.

22.
OTHER INCOME (EXPENSE)—NET

Other income (expense)—Net consists of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Gain (loss) from change in fair value of interest rate swaps	$2,514	$103	$10,019	$(7,466)
Loss from change in fair value of interest rate caps	$—	(163)	$—	(975)
(Loss) income from derivative instruments	$(479)	453	$(1,501)	1,442
Other income—Net	$47	73	$97	311
Total other income (expense)—Net	$2,082	$466	$8,615	$(6,688)

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator
Net income (loss)	$30,231	$(1,971)	$66,435	$(6,432)
Accretion of redeemable non-controlling interest	—	—	—	(1,276)
Net income (loss) attributable to common stockholders	$30,231	$(1,971)	$66,435	$(7,708)

Denominator
Weighted average shares of common stock—basic and diluted	575,679,641	631,440,015	578,837,408	635,263,670
Dilutive effect of stock-based awards	17,751,347	—	16,453,813	—
Weighted average shares of common stock—diluted	593,430,988	631,440,015	595,291,220	635,263,670
Net income (loss) per share:
Basic	$0.05	$(0.00)	$0.11	$(0.01)
Diluted	$0.05	$(0.00)	$0.11	$(0.01)

10,044,406 and 26,385,228 common stock equivalent shares were excluded from the computation of diluted per share amounts for the three months ended September 30, 2026 and 2025, respectively, because their effect was anti-dilutive.

12,373,389 and 28,796,872 common stock equivalent shares were excluded from the computation of diluted per share amounts for the nine months ended September 30, 2026 and 2025, respectively, because their effect was anti-dilutive.

With respect to the July 30, 2021 business combination involving Dragoneer Growth Opportunities Corp. and Cypress Holdings Inc., pursuant to which Dragoneer changed its name to CCC Intelligent Solutions Holdings Inc. (the “2021 Business Combination”), see “Note 19. Capital Stock” of our Annual Report on Form 10-K for the year ended December 31, 2025. As part of the 2021 Business Combination, 8,625,000 shares issued and held by Dragoneer (the “Sponsor Vesting Shares”) became non-transferable and subject to forfeiture on the tenth anniversary of the closing of the 2021 Business Combination if neither of the defined triggering events has occurred. The Sponsor Vesting Shares are issued and outstanding during the three and nine months ended September 30, 2026 and 2025 and excluded from the weighted average number of shares of common stock outstanding until the vesting requirement is met and the restriction is removed.

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

The following table presents the Company’s financial information about reported segment revenue, significant segment expenses, and the Company’s reconciliation of segment profit (loss) to condensed consolidated net income (loss) (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Revenue—Domestic Segment	$292,347	$265,402	$856,106	$774,028
Revenue—Other (1)	$1,746	1,718	$5,192	5,108
Total Revenue	294,093	267,120	861,298	779,136

Segment Expenses:
Data licenses and royalties—adjusted (2)	11,990	11,180	34,753	32,722
Customer services—adjusted (3)	27,936	29,034	81,419	83,368
Products and technology—adjusted (4)	85,587	76,546	244,292	221,982
Revenue enablement—adjusted (5)	34,438	36,171	107,442	103,906
General corporate and administrative—adjusted (6)	20,910	21,449	66,122	61,315
Other segment items (7)	18,606	22,379	64,132	117,398
Amortization expense	22,880	22,880	68,640	68,640
Depreciation expense	14,792	16,980	42,065	44,307
Interest expense	20,900	18,103	61,559	52,866
Interest income	(1,365)	(1,065)	(3,050)	(4,233)
Significant non-cash items (8)	(2,514)	60	(10,019)	8,441
Income tax provision (benefit)	9,703	15,373	37,508	(5,143)
Total segment expenses	263,862	269,091	794,862	785,568
Net income (loss) including non-controlling interest	$30,231	$(1,971)	$66,435	$(6,432)

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

(8) Significant non-cash items include changes in fair value of derivative instruments.

Revenues by geographic area, presented based upon the location of the customer are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
United States	$292,347	$265,402	$856,106	$774,028
China	$1,746	1,718	$5,192	5,108
Total revenues	$294,093	$267,120	$861,298	$779,136

Software, equipment and property—Net by geographic area are as follows (in thousands):

	September 30,	December 31,
	2026	2025
United States	$173,015	$166,644
China	$156	152
Total software, equipment and property—Net	$173,171	$166,796

25.
SUBSEQUENT EVENTS

Agreement and Pending Merger— On October 14, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mozart Parent, LLC (“Parent”) and Mozart Merger Sub (DE), Inc., a wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

At the effective time of the Merger, each issued and outstanding share of the Company’s common stock, other than certain excluded shares specified in the Merger Agreement, will be converted into the right to receive $7.75 in cash, without interest and subject to applicable withholding taxes. The Company’s board of directors unanimously approved the Merger Agreement, with respect to all directors present, and resolved to recommend that the Company’s stockholders adopt the Merger Agreement.

The consummation of the Merger is subject to customary closing conditions, including adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock entitled to vote thereon, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the absence of any law, injunction or order prohibiting the consummation of the Merger. The Merger is not subject to a financing condition and is expected to close in the first quarter of 2027. Upon completion of the Merger, the Company’s common stock will no longer be listed on The Nasdaq Stock Market LLC, and the Company will become a privately held company.

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

We have strong customer relationships in the end-markets we serve, and these relationships are a key component of our success given the long-term nature of our contracts and the interconnectedness of our network. We have customer agreements with more than 300 insurers (including carriers, self-insurers and other entities processing insurance claims), including 27 of the top 30 automotive insurance carriers and 9 of the top 15 disability insurance carriers in the U.S., based on DWP, and hundreds of regional carriers. We have more than 35,000 total customers, including more than 30,500 automotive collision repair facilities (including repairers and other entities that estimate damaged vehicles), more than 6,500 parts and diagnostics suppliers, 15 of the top 15 automotive manufacturers based on vehicles in operation, and numerous other companies that participate in the insurance economy.

Pending Take-Private Merger

On October 14, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mozart Parent, LLC (“Parent”), and Mozart Merger Sub (DE), Inc., a wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

At the effective time of the Merger, each issued and outstanding share of the Company’s common stock, other than certain excluded shares specified in the Merger Agreement, will be converted into the right to receive $7.75 in cash, without interest and subject to applicable withholding taxes. The Company’s board of directors unanimously approved the Merger Agreement, with respect to all directors present, and resolved to recommend that the Company’s stockholders adopt the Merger Agreement.

The consummation of the Merger is subject to customary closing conditions, including adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock entitled to vote thereon, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the absence of any law, injunction or order prohibiting the consummation of the Merger. The Merger is not subject to a financing condition and is expected to close in the first quarter of 2027. Upon completion of the Merger, the Company’s common stock will no longer be listed on The Nasdaq Stock Market LLC, and the Company will become a privately held company.

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

	Quarter Ended	2026	2025
Software NDR	March 31	107%	107%
	June 30	107%	107%
	September 30	108%	105%
	December 31		106%

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

	Quarter Ended	2026	2025
Software GDR	March 31	98%	99%
	June 30	98%	99%
	September 30	98%	99%
	December 31		99%

Results of Operations

Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025

	Three Months Ended September 30,
(dollar amounts in thousands, except share and per share data)	2026	2025	$	%

Revenues	$294,093	$267,120	$26,973	10.1%
Cost of revenues, exclusive of amortization of acquired technologies	71,719	69,779	1,940	2.8%
Amortization of acquired technologies	4,368	4,368	—	0.0%
Cost of revenues(1)	76,087	74,147	1,940	2.6%
Gross profit	218,006	192,973	25,033	13.0%
Operating expenses:
Research and development(1)	53,042	52,947	95	0.2%
Selling and marketing(1)	38,017	44,208	(6,191)	-14.0%
General and administrative(1)	51,049	47,332	3,717	7.9%
Amortization of intangible assets	18,511	18,512	(1)	0.0%
Total operating expenses	160,619	162,999	(2,380)	-1.5%
Operating income	57,387	29,974	27,413	91.5%
Other (expense) income:
Interest expense	(20,900)	(18,103)	(2,797)	15.5%
Interest income	1,365	1,065	300	28.2%
Other income (expense) —Net	2,082	466	1,616	346.8%
Total other expense	(17,453)	(16,572)	(881)	5.3%
Pretax income	39,934	13,402	26,532	198.0%
Income tax (provision) benefit	(9,703)	(15,373)	5,670	-36.9%
Net income attributable to CCC Intelligent Solutions Holdings Inc. common stockholders	$30,231	$(1,971)	$32,202	NM
Net income per share attributable to common stockholders:
Basic	$0.05	$(0.00)
Diluted	$0.05	(0.00)

Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	575,679,641	631,440,015
Diluted	593,430,988	631,440,015
NM—Not Meaningful

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Cost of revenues	$2,254	$2,124
Research and development	11,246	13,734
Sales and marketing	8,216	10,918
General and administrative	9,820	12,417
Total stock-based compensation expense	$31,536	$39,193

Revenues

Revenues increased by $27.0 million to $294.1 million, or 10.1%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The Company’s software subscription revenues accounted for $281.5 million and $256.7 million, or 96% of total revenue, during the three months ended September 30, 2026 and 2025, respectively.

The increase in revenue was primarily a result of approximately 8% growth from existing customer upgrades and expanding solution offerings to these existing customers and approximately 2% growth from new customers.

Cost of Revenues

Cost of revenues increased by $1.9 million to $76.1 million, or 2.6%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Cost of Revenues, exclusive of amortization of acquired technologies

Cost of revenues, exclusive of amortization of acquired technologies, increased by $1.9 million to $71.7 million, or 2.8%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily due to a $2.4 million increase in personnel-related costs and a $1.0 million increase in third-party fees and direct costs associated with revenue growth, partially offset by a $2.1 million decrease in depreciation expense.

Amortization of Acquired Technologies

Amortization of acquired technologies was $4.4 million for the three months ended September 30, 2026 and three months ended September 30, 2025.

Gross Profit

Gross profit increased by $25.0 million to $218.0 million, or 13.0%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Our gross profit margin was 74.1% for the three months ended September 30, 2026, compared to 72.2% for the three months ended September 30, 2025. The increase in gross profit was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements.

Research and Development

Research and development expense increased by $0.1 million to $53.0 million, or 0.2%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily due to a $2.9 million increase in personnel-related costs and a $1.2 million increase in information technology ("IT") related costs, partially offset by a $2.5 million decrease in stock-based compensation expense and a $1.6 million increase in the amount of capitalized time on platform and customer solution enhancements.

Selling and Marketing

Selling and marketing expense decreased by $6.2 million to $38.0 million, or 14.0%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This decrease was primarily due to a $2.7 million decrease in stock-based compensation, a $2.0 million decrease in personnel-related costs, and a $1.1 million decrease in professional service costs.

General and Administrative

General and administrative expense increased by $3.7 million to $51.0 million, or 7.9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily due to a $3.7 million increase in professional service costs, a $2.3 million increase in personnel-related costs, and a $1.4 million increase in IT related costs, partially offset by a $2.6 million decrease in stock-based compensation and a $1.1 million decrease in other business taxes.

Amortization of Intangible Assets

Amortization of intangible assets was $18.5 million for the three months ended September 30, 2026 and 2025.

Interest Expense

Interest expense increased by $2.8 million to $20.9 million, or 15.5%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily due to the interest incurred on an additional $300 million term loan as part of the Fifth Amendment to the 2021 Credit Agreement entered into in December 2025.

Interest Income

Interest income increased by $0.3 million to $1.4 million, or 28.2%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily reflecting higher interest earned on interest-bearing deposits and money market funds during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Other Income (Expense)—Net

We recognized other income—Net of $2.1 million for the three months ended September 30, 2026 compared to other income—Net of $0.5 million for the three months ended September 30, 2025. The income recognized during the three months ended September 30, 2026 was primarily due to the increase in the fair value of derivative instrument assets, driven by the fair value of the Company’s three interest rate swap agreements. The income recognized during the three months ended September 30, 2025 was primarily due to the increase in the fair value of derivative instruments of the Company's three interest rate swap agreements entered into during the three months ended September 30, 2025.

Income Tax (Provision) Benefit

The Company recognized an income tax provision of $9.7 million and $15.4 million for the three months ended September 30, 2026 and 2025, respectively. The income tax provision during the three months ended September 30, 2026 was primarily due to the Company's pre-tax book income, as well as the tax impact related to stock-based compensation expense, partially offset by the tax impact related to estimated research and development credits. The income tax provision during the three months ended September 30, 2025 was primarily due to the Company’s pre-tax book income, as well as the tax impact related to stock-based compensation expense, partially offset by the tax impact related to estimated research and development credits.

Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025

	Nine Months Ended September 30,
(dollar amounts in thousands, except share and per share data)	2026	2025	$	%
Revenue	$861,298	$779,136	$82,162	10.5%
Cost of revenue, exclusive of amortization of acquired technologies	210,671	194,050	16,621	8.6%
Amortization of acquired technologies	13,105	13,105	—	0.0%
Cost of revenues(1)	223,776	207,155	16,621	8.0%
Gross profit	637,522	571,981	65,541	11.5%
Operating expenses:
Research and development(1)	158,556	174,639	(16,083)	-9.2%
Selling and marketing(1)	120,934	135,980	(15,046)	-11.1%
General and administrative(1)	148,660	162,080	(13,420)	-8.3%
Amortization of intangible assets	55,535	55,536	(1)	0.0%
Total operating expenses	483,685	528,235	(44,550)	-8.4%
Operating income	153,837	43,746	110,091	251.7%
Other (expense) income:
Interest expense	(61,559)	(52,866)	(8,693)	16.4%
Interest income	3,050	4,233	(1,183)	-27.9%
Other income (expense)—Net	8,615	(6,688)	15,303	NM
Total other expense	(49,894)	(55,321)	5,427	-9.8%
Pretax income (loss)	103,943	(11,575)	115,518	NM
Income tax (provision) benefit	(37,508)	5,143	(42,651)	NM
Net income (loss) including non-controlling interest	66,435	(6,432)	72,867	NM
Less: accretion of redeemable non-controlling interest	-	(1,276)	1,276	100.0%
Net income (loss) attributable to CCC Intelligent Solutions Holdings Inc. Common Stockholders	$66,435	$(7,708)	$74,143	NM
Net income (loss) per share attributable to common stockholders:
Basic	$0.11	$(0.01)
Diluted	$0.11	$(0.01)
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	578,837,408	635,263,670
Diluted	595,291,220	635,263,670

(1) Includes stock-based compensation expense as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cost of revenues	$6,535	$8,919
Research and development	34,420	45,870
Sales and marketing	24,574	36,568
General and administrative	28,265	54,859
Total stock-based compensation expense	$93,794	$146,216

Revenues

Revenues increased by $82.2 million to $861.3 million, or 10.5%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The Company’s software subscription revenues accounted for $825.6 million and $749.8 million, or 96% of total revenue, during the nine months ended September 30, 2026 and 2025, respectively.

The increase in revenue was primarily a result of approximately 8% growth from existing customer upgrades and expanding solution offerings to these existing customers and approximately 2% growth from new customers.

Cost of Revenues

Cost of revenues increased by $16.6 million to $223.8 million, or 8.0% for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Cost of Revenues, exclusive of amortization of acquired technologies

Cost of revenues, exclusive of amortization of acquired technologies, increased by $16.6 million to $210.7 million, or 8.6%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily due to an $8.6 million increase in IT related costs, a $7.5 million increase in personnel-related costs, a $3.8 million increase in third-party fees and direct costs associated with revenue growth, partially offset by a decrease of $2.4 million in stock-based compensation and a decrease of $1.7 million in depreciation expense.

Amortization of acquired technologies was $13.1 million for the nine months ended September 30, 2026 and nine months ended September 30, 2025.

Gross Profit

Gross profit increased by $65.5 million to $637.5 million, or 11.5%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Our gross profit margin was 74.0% for the nine months ended September 30, 2026, compared to 73.4% for the nine months ended September 30, 2025. The increase in gross profit was due to increased software subscription revenues and economies of scale resulting from fixed cost arrangements.

Research and Development

Research and development expense decreased by $16.1 million to $158.6 million, or 9.2%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease was primarily due to a $11.5 million decrease in stock-based compensation expense, a $5.7 million increase in the amount of capitalized time on platform and customer solution enhancements, and a $3.7 million decrease in IT related costs partially offset by a $5.9 million increase in personnel related costs.

Selling and Marketing

Selling and marketing expense decreased by $15.0 million to $120.9 million, or 11.1%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease was due to a $12.0 million decrease in stock-based compensation and a $1.8 million decrease in personnel-related costs.

General and Administrative

General and administrative expense decreased by $13.4 million to $148.7 million, or 8.3%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease was primarily due to a $26.6 million decrease in stock-based compensation, partially offset by a $6.9 million increase in personnel related costs and $4.8 million increase in IT related costs.

Amortization of Intangible Assets

Amortization of intangible assets was $55.5 million for the nine months ended September 30, 2026 and 2025.

Interest Expense

Interest expense increased by $8.7 million to $61.6 million, or 16.4%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily due to the interest incurred on an additional $300 million term loan as part of the Fifth Amendment to the 2021 Credit Agreement entered into in December 2025.

Interest Income

Interest income decreased by $1.2 million to $3.1 million, or 27.9%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, due to lower average balances on interest-earning deposits and money market funds during the nine months ended September 30, 2026 as compared to the same period in the prior year.

Other Income (Expense)—Net

We recognized other income—net of $8.6 million for the nine months ended September 30, 2026 compared to other expense—net of $6.7 million for the nine months ended September 30, 2025. The income recognized during the nine months ended

September 30, 2026 was primarily due to the increase in the fair value of derivative instruments, driven by the fair value increase of the Company’s three interest rate swap agreements. The expense recognized during the nine months ended September 30, 2025 was primarily due to the change in fair value and decrease in income of derivative instruments during the nine months ended September 30, 2025.

Income Tax (Provision) Benefit

The Company recognized an income tax provision of $37.5 million and an income tax benefit of $5.1 million for the nine months ended September 30, 2026 and 2025, respectively. The income tax provision during the nine months ended September 30, 2026 was primarily due to the Company's pre-tax book income, as well as the tax impact related to stock-based compensation expense. The income tax benefit during the nine months ended September 30, 2025 was primarily due to the Company’s pre-tax book loss, as well as the tax rate impact of non-deductible stock-based compensation expense.

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

The following table reconciles Gross Profit to Adjusted Gross Profit for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except percentages)	2026	2025	2026	2025
Gross Profit	$218,006	$192,973	$637,522	$571,981
Amortization of acquired technologies	4,368	4,368	13,105	13,105
Stock-based compensation and related employer payroll tax	2,265	2,156	6,913	9,395
Adjusted Gross Profit	$224,639	$199,497	$657,540	$594,481
Gross Profit Margin	74%	72%	74%	73%
Adjusted Gross Profit Margin	76%	75%	76%	76%

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

The following table reconciles operating expenses to Adjusted Operating Expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2026	2025	2026	2025
Operating expenses	$160,619	$162,999	$483,685	$528,235
Amortization of intangible assets	(18,511)	(18,512)	(55,535)	(55,536)
Stock-based compensation expense and related employer payroll tax	(29,493)	(37,623)	(90,446)	(142,562)
M&A and integration costs	(3,657)	(234)	(4,164)	(8,200)
Equity transaction costs, including secondary offerings	—	(177)	—	(629)
Litigation proceeds, net	—	—	—	3,665
Debt refinancing costs	—	—	—	(3,119)
Adjusted Operating Expenses	$108,958	$106,453	$333,540	$321,854

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

The following table reconciles operating income (loss) to Adjusted Operating Income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2026	2025	2026	2025
Operating income	$57,387	$29,974	$153,837	$43,746
Amortization of intangible assets	18,511	18,512	55,535	55,536
Amortization of acquired technologies—Cost of revenue	4,368	4,368	13,105	13,105
Stock-based compensation expense and related employer payroll tax	31,758	39,779	97,359	151,957
M&A and integration costs	3,657	234	4,164	8,200
Equity transaction costs, including secondary offerings	—	177	—	629
Litigation proceeds, net	—	—	—	(3,665)
Debt refinancing costs	—	—	—	3,119
Adjusted Operating Income	$115,681	$93,044	$324,000	$272,627

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

The following table reconciles net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2026	2025	2026	2025
Net income (loss)	$30,231	$(1,971)	$66,435	$(6,432)
Interest expense	20,900	18,103	61,559	52,866
Interest income	(1,365)	(1,065)	(3,050)	(4,233)
Income tax provision (benefit)	9,703	15,373	37,508	(5,143)
Amortization of intangible assets	18,511	18,512	55,535	55,536
Amortization of acquired technologies—Cost of revenue	4,368	4,368	13,105	13,105
Depreciation and amortization of software, equipment and property	2,048	2,180	6,069	6,675
Depreciation and amortization of software, equipment and property—Cost of revenue	12,763	14,823	36,051	37,701
Stock-based compensation expense and related employer payroll tax	31,758	39,779	97,359	151,957
M&A and integration costs	3,657	234	4,164	8,200
Litigation proceeds, net	—	—	—	(3,665)
Debt refinancing costs	—	—	—	3,119
Equity transaction costs, including secondary offerings	—	177	—	629
Change in fair value of derivative instruments	(2,514)	60	(10,019)	8,441
Expense (Income) from derivative instruments	479	(453)	1,501	(1,442)
Adjusted EBITDA	$130,539	$110,120	$366,217	$317,314
Adjusted EBITDA Margin	44%	41%	43%	41%

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

The following table reconciles net income (loss) to Adjusted Net Income and Adjusted Earnings per Share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2026	2025	2026	2025
Net income (loss)	$30,231	$(1,971)	$66,435	$(6,432)
Amortization of intangible assets	18,511	18,512	55,535	55,536
Amortization of acquired technologies—Cost of revenue	4,368	4,368	13,105	13,105
Stock-based compensation expense and related employer payroll tax	31,758	39,779	97,359	151,957
M&A and integration costs	3,657	234	4,164	8,200
Litigation proceeds, net	—	—	—	(3,665)
Debt refinancing costs	—	—	—	3,119
Equity transaction costs, including secondary offerings	—	177	—	629
Change in fair value of derivative instruments	(2,514)	60	(10,019)	8,441
Tax effect of adjustments	(10,863)	(1,730)	(23,344)	(58,124)
Adjusted Net Income	$75,148	$59,429	$203,235	$172,766
Adjusted Net Income Per Share attributable to common stockholders:
Basic	$0.13	$0.09	$0.35	$0.27
Diluted	$0.13	$0.09	$0.34	$0.26

Weighted average shares outstanding:
Basic	575,679,641	631,440,015	578,837,408	635,263,670
Diluted	593,430,988	657,825,243	595,291,220	664,060,542

Free Cash Flow

We believe that Free Cash Flow, as defined below, provides meaningful supplemental information regarding our ability to generate cash and fund our operations and capital expenditures. Free Cash Flow is defined as net cash provided by operating activities less cash used for the purchases of software, equipment, and property.

The following table reconciles net cash provided by operating activities to Free Cash Flow for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2026	2025	2026	2025
Net cash provided by operating activities	$100,429	$94,767	$259,464	$196,315
Purchases of software, equipment, and property	(17,964)	(16,135)	(52,966)	(46,684)
Free Cash Flow	$82,465	$78,632	$206,498	$149,631

Liquidity and Capital Resources

We have financed our operations with cash flows from operations. The Company generated $259.5 million of cash flows from operating activities during the nine months ended September 30, 2026. As of September 30, 2026, the Company had cash and cash equivalents of $202.9 million, a working capital surplus of $218.1 million and an accumulated deficit totaling $1,729.1 million. As of September 30, 2026, the Company had $1,281.2 million aggregate principal outstanding on its term loan.

We believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our 2021 Revolving Credit Facility will be sufficient to fund our operations, fund required long-term debt repayments and meet our commitments for capital expenditures for at least the next twelve months.

Although we are not currently a party to any material definitive agreement regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies, subject to the restrictions in the Merger Agreement, which limit, among other things, certain acquisitions, investments, capital expenditures and incurrences of indebtedness without Parent’s prior written consent, we may enter into these types of arrangements, which could reduce our cash and cash equivalents or require us to seek additional equity or debt financing. Additional funds from financing arrangements may not be available on terms favorable to us or at all.

Debt

Our debt capital structure remained stable during the third quarter of 2026. As of September 30, 2026, we had $1,281.2 million outstanding under our senior secured term loan (“Term Loan”), compared to $1,291.0 million as of December 31, 2025. The reduction reflects approximately $10 million of principal repayments made during the first nine months of 2026, consisting of quarterly payments of approximately $3.3 million made in each of the first three quarters of the year. We did not incur any new borrowings in 2026. The Term Loan, which matures in January 2032, is part of our 2021 Credit Agreement and requires only modest quarterly payments (approximately $13 million per year) until maturity. We also have a $250.0 million revolving credit facility under the 2021 Credit Agreement that was undrawn at September 30, 2026, providing approximately $249.0 million of additional liquidity net of outstanding letters of credit. Our nearest significant debt maturity is the 2021 Revolving Credit Facility’s expiration in September 2029 (subject to a springing maturity in June 2028 if the Term Loan balance remains above $234.0 million at that time), giving us a long-dated maturity profile.

The interest rates on our Term Loan and any 2021 Revolving Credit Facility borrowings are variable and tied to market rates (Secured Overnight Financing Rate ("SOFR") or base rate) plus an applicable margin. We have proactively managed our floating interest rate exposure by using interest rate swaps to effectively fix the rate on $750.0 million of our Term Loan at approximately 3.94% through July 2027. These actions helped keep our weighted-average interest rate for the quarter ended September 30, 2026 at about 5.8%, slightly lower than the weighted-average interest rate of 6.4% in the same period last year. The weighted-average interest rate represents the average rate on our outstanding borrowings during the period and is calculated based on actual interest incurred and time-weighted average principal balances. A portion of our debt remains unhedged and subject to interest rate fluctuations, so we continue to monitor interest rate trends and consider additional risk management strategies as needed to contain our borrowing costs.

We believe our current liquidity position and cash flow generation are sufficient to meet our ongoing debt service obligations and other funding requirements. At September 30, 2026, we held $202.9 million in cash and cash equivalents, and the full capacity of our $250.0 million 2021 Revolving Credit Facility (minus letters of credit) remained available, bolstering our liquidity. Our indebtedness is secured by substantially all of our assets and is governed by customary affirmative, negative, and financial covenants. We were in full compliance with all covenants as of September 30, 2026. Notably, the 2021 Credit Agreement’s springing financial covenant (a first lien net leverage ratio test) did not apply at quarter-end because utilization of the Revolver was below the 35% threshold. While the Merger is pending, our use of cash, including for strategic opportunities and share repurchases, is subject to the restrictions in the Merger Agreement.

For further details of our long-term debt obligations and related terms, refer to Note 14, “Long-Term Debt,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, and to the “Long-Term Debt” disclosure in our Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Flows

The following table provides a summary of cash flow data for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(dollar amounts in thousands)	2026	2025
Net cash provided by operating activities	$259,464	$196,315
Net cash used in investing activities	(52,966)	(457,096)
Net cash (used in) provided by financing activities	(114,919)	(41,173)
Net effect of exchange rate change	155	112
Change in cash and cash equivalents	$91,734	$(301,842)

Net cash provided by operating activities was $259.5 million for the nine months ended September 30, 2026. Net cash provided by operating activities consists of a net income of $66.4 million, adjusted for $216.5 million of non-cash items, partially offset by a $23.1 million decrease in working capital. Significant non-cash adjustments include stock-based compensation expense of $93.8 million, depreciation and amortization of $110.8 million and deferred income taxes of $17.9 million, partially offset by a change in fair value of derivative instruments of $10.0 million. The change in working capital was primarily a result of a decrease in deferred revenue of $17.9 million due to the timing of revenue recognition.

Net cash used in investing activities was $53.0 million for the nine months ended September 30, 2026 due to $53.0 million of capitalized internally developed software projects and purchases of software, equipment, and property.

Net cash used in financing activities was $114.9 million for the nine months ended September 30, 2026 primarily due to $100.2 million for repurchases of common stock, $18.6 million of payments for employee tax liabilities related to the net share settlement of employee equity awards, and $9.8 million of principal payments of long-term debt, partially offset by proceeds received related to the exercise of stock options of $9.3 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For the nine months ended September 30, 2026, there were no material changes to the risk factors that were presented in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, other than as reflected in the risk factors below. For further discussion on our risk factors, which could materially affect our business, financial condition and/or results of operations, refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Any of these factors could result in a significant or material adverse effect on the results of our operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Uncertainties associated with the Merger could adversely affect our business, results of operations, financial condition and the trading price of our common stock.

On October 14, 2026, the Company entered into the Merger Agreement with Parent and Merger Sub. Pursuant to the Merger Agreement, Merger Sub shall be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent. At the effective time of the Merger, each outstanding share of our common stock (other than certain shares held by the Company as treasury stock, owned by Parent or any of its subsidiaries, including Merger Sub, subject to Company restricted stock awards, or as to which appraisal rights have been properly exercised in accordance with Delaware law) will automatically be canceled, extinguished and converted into the right to receive a cash payment equal to the per-share price specified in the Merger Agreement, our common stock will be delisted from The Nasdaq Stock Market LLC, and we will cease to be a reporting company under the Exchange Act.

Completion of the Merger is subject to various customary closing conditions and regulatory approvals, including (i) the adoption of the Merger Agreement by the affirmative vote (in person or by proxy) of the holders of a majority of the outstanding shares of our common stock entitled to vote at a special meeting of our stockholders; (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (iii) other customary conditions for a transaction of this type. The parties to the Merger Agreement may not receive the necessary approvals for the transaction or may not receive them within the expected timeframe. The failure to satisfy these and other closing conditions could jeopardize, delay or prevent the consummation of the Merger.

The pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption to our ongoing operations and create uncertainties, any of which could have an adverse effect on our business, results of operations, financial condition and the trading price of our common stock, regardless of whether the Merger is completed. These risks include, but are not limited to:

•
An adverse effect on our relationships with business partners, customers and employees, including if our business partners, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;
•
A diversion of a significant amount of management time and resources toward the completion of the Merger;
•
Being subject to certain restrictions on the conduct of our business without Parent’s prior written consent;
•
Possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Merger; and
•
Difficulties attracting and retaining key employees.

The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or by termination of the Merger Agreement. Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

•
The per-share price is fixed and will not be adjusted (other than for stock splits, stock dividends, reclassifications and similar changes with respect to our common stock) for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results, or in the event of any change in the market price of, analyst estimates of, or projections relating to our common stock;
•
The fact that the exchange of common stock for cash pursuant to the Merger will be a taxable transaction for U.S. federal income tax purposes; and
•
The fact that, if the Merger is completed, our stockholders will not participate in any future growth potential or benefit from any future increase in our value.

Failure to complete the Merger could adversely affect our business and the price of our shares of common stock.

The closing of the Merger may not occur on the expected timeline or at all. The Merger Agreement contains certain customary termination rights for us and Parent, including, among others: (i) if the Merger is not consummated on or before April 14, 2027; (ii) if the requisite stockholder approval is not obtained at a meeting of Company stockholders (or any adjournment or postponement thereof) at which a vote is taken on the Merger; (iii) if the other party breaches its representations, warranties or covenants in a manner that would cause the conditions to the closing of the Merger to not be satisfied and fails to cure such breach within the applicable cure period; (iv) if any law, order or judgment prohibiting the Merger has become final and non-appealable; or (v) by mutual written agreement of Parent and the Company. If the Merger Agreement is terminated and the Merger is not consummated, the price of our common stock may decline, we may experience negative reactions from the financial markets, including adverse stock price impacts, or from our vendors, customers and other business partners, and our stockholders may not recover their investment or receive a price for their shares of common stock similar to what has been offered as a result of the Merger.

If the Merger Agreement is terminated under certain circumstances set forth in the Merger Agreement, including as a result of the Company’s entry into a definitive agreement related to an alternative business combination transaction providing for a superior proposal (as defined in the Merger Agreement), the Company will be required to pay Parent a termination fee of $149.52 million. If the Company is required to pay this termination fee, such fee, together with costs incurred to negotiate the Merger Agreement and pursue the Merger, could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

In addition, although Parent has represented that the proceeds of its financing, when funded, will be sufficient to consummate the Merger, if Parent fails to fund the equity financing or close on the debt or preferred equity financing contemplated by the Merger Agreement and thereby fails to have sufficient funds to consummate the Merger, we may be forced to pursue costly litigation to obtain payment of the termination fee of approximately $313.99 million that Parent would be required to pay us in that circumstance or pursue specific performance of the Merger Agreement and compel Parent to close, and we may be unable to obtain adequate relief.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.

Under the Merger Agreement, we are also subject to “no-shop” provisions which prohibit us from soliciting, initiating, proposing or engaging in discussions or negotiations with respect to any alternative business combination transaction, except in limited circumstances to comply with our fiduciary duties. As described above, we are also required to pay a termination fee if we decide to pursue an alternative to the Merger. These provisions could discourage a third party that may otherwise have an interest in acquiring all or a significant part of our business from considering or proposing an acquisition, even if such third party were prepared to pay consideration with a higher value than that provided for in the Merger Agreement.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.

Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business until the earlier of the consummation of the Merger and the termination of the Merger Agreement. We have agreed to use commercially reasonable efforts to conduct our business in all material respects in the ordinary course of business and, unless approved by Parent in writing, to refrain from, among other things, incurring certain debt; entering into certain material contracts; selling or transferring rights in owned real property; entering into, adopting, amending, modifying or terminating any Company employee benefit plan; increasing the compensation or employee benefits of any director or officer outside the ordinary course of business; paying dividends; settling certain legal proceedings; changing our methods, principles or practices of financial accounting, except as required by GAAP or applicable law; and incurring certain capital expenditures. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement.

We and our directors may be subject to litigation challenging the Merger, and an unfavorable judgment or ruling in any such lawsuit could prevent or delay the consummation of the Merger and/or result in substantial costs.

Putative stockholder complaints, including stockholder class action complaints and other demands that may be made against us or complaints that may be filed against us, our board of directors, parties involved in the Merger and others in connection with the transactions contemplated by the Merger Agreement, may delay or prevent the consummation of the Merger. The outcome of any such demands and complaints or any litigation is uncertain, and we may not be successful in defending against these claims. Whether or not any claims are successful, these types of demands and litigation could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect our business, results of operations and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may exacerbate the other risks described herein and adversely affect our business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Arrangement Intended to Satisfy the Affirmative Defense of Rule 10b5-1(c)

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of October 14, 2026, by and among Mozart Parent, LLC, Mozart Merger Sub (DE), Inc., and CCC Intelligent Solutions Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on October 15, 2026).***

31.1*

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

__________

* Filed herewith

** Furnished herewith

*** Schedules and exhibits have been omitted pursuant to Item 601(a)(5) and Item 601(b)(2)(ii) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: October 29, 2026	CCC INTELLIGENT SOLUTIONS HOLDINGS INC.

	By:	/s/ Githesh Ramamurthy
	Name:	Githesh Ramamurthy
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated: October 29, 2026

	By:	/s/ Rodney Christo
	Name:	Rodney Christo
	Title:	Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)